Form 10KSB
period 1999-12-31
SPM GROUP INC
filed 2000-03-31
CIK 315545

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from   to

                  Commission File Number 0-9410

                         SPM GROUP, INC.
         (Name of small business issuer in its charter)

       Colorado                              83-0233011
(State or other jurisdiction of        (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah        84121
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code 801-269-9500

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                    No par value Common Stock
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of March 27, 2000, by non-affiliates of the issuers was $1,315,856.

As of March 27, 2000, the issuer had 99,861,858 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

     The Company was incorporated in the state of Colorado on May 1, 1978. Since 1991, the Company has not engaged in any operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company=s investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not own any property. The Company currently utilizes office space, free of charge, from officers and directors of the Company.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin Board ("OTCBB"), under the symbol "SPMR". As of March
27, 2000, the Company had 1,487 shareholders holding 99,861,858 shares of common stock.

     The following quotations, as provided by the National
Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.
                     CLOSING BID         CLOSING ASK
                    HIGH      LOW       HIGH      LOW

1998
First Quarter      .001      .001      .015      .015
Second Quarter     .001      .000      .015      .015
Third Quarter      .0001     .0001     .015      .015
Fourth Quarter     .0001     .0001     .015      .015

1999
First Quarter      .0001     .0001     .015      .015
Second Quarter     .0001     .0001     .015      .015
Third Quarter      .0001     .0001     .015      .015
Fourth Quarter     .0001     .0001     .015      .015

2000
Jan. 3 through      .005     .0001      .05      .015
March 24

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company has $-0- cash .

     The Company did not generate any revenue during fiscal year
1999. The Company has no material commitments for capital expenditures for the next twelve months.

     The Company believes that its current cash needs can be met with advances from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of March 10, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name                Age  Position            Director or Officer Since

John Chymboryk           46   President and Director        February 2000

Kip Eardley              40   Secretary/Treasurer and       February 2000
                              Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     John Chymboryk, President and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is also president and director of Holmes Microsystems, Inc., a publicly traded corporation.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of March 27, 2000, the name and the number of shares of the Company's Common Stock, no par value per share, held of record, or was known by the Company to own beneficially, more than 5% of the 99,861,858 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of  Name and Address of       Amount and Nature of   Percentage of Class
Class     Beneficial Owner           Beneficial Ownership

Common    John Chymboryk (1)            56,000,000 (2)           56.07%
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121

Common    Kip Eardley (1)               56,000,000 (2)           56.07%
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121

Common    Enumag Holding AG              8,295,964                8.30%
          Rochester,  MN  55902


Common    Officers, Directors and       56,000,000               56.07%
          Nominees as a Group:
          2 persons


(1)  Officer and/or director of the Company.

(2) The shares attributed to John Chymboryk and Kip Eardley are held in the name of Capital Holdings, L.L.C., a Utah limited liability corporation of which Mr. Chymboryk and Mr. Eardley are equal members.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

     On March 22, 2000, the Company issued 56,000,000 restricted shares of common stock to Capital Holdings, L.L.C. of which John Chymboryk and Kip Eardley (officers and directors of the Company) are equal members. The stock was issued in exchange for the payment of outstanding transfer agent fee, legal and accounting fees and for payment of consulting services to a prior officer of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit     SEC Ref.  Title of Document                          Location
No.         No.
1          (3)(i)     Articles of Incorporation                    Attached
2          (3)(i)     Articles of Amendment to the Articles of     Attached
                      Incorporation
3          (3)(i)     Articles of Amendment to the Articles of     Attached
                      Incorporation
4          (3)(i)     Articles of Amendment to the Articles of     Attached
                      Incorporation
5          (3)(i)     Articles of Amendment to the Articles of     Attached
                      Incorporation
6          (3)(i)     Articles of Amendment to the Articles of     Attached
                      Incorporation
7          (3)(ii)    By Laws                                      Attached
8          (3)(ii)    First Amendment to the By Laws               Attached
9          (3)(ii)    Second Amendment to the By Laws              Attached
10         (3)(ii)    Third Amendment to the By Laws               Attached
11         (3)(ii)    Amended and Restated By Laws                 Attached
12         (3)(ii)    Board of Directors Minutes Amending By Laws  Attached
13         (27)       Financial Data Schedule                      Attached

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPM GROUP, INC.

Date: March 29, 2000               By: /s/ John Chymboryk
                                           President


Date:March 29, 2000                By: /s/ Kip Eardley
                                           Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2000               By: /s/  John Chymboryk
                                            Director


Date: March 29, 2000               By: /s/ Kip Eardley
                                           Director

                         SPM Group, Inc.
                  (A Development Stage Company)

                      Financial Statements

                December 31, 1999, 1998 and 1997

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-6

Notes to the Financial Statements                             F-7

                     Schvaneveldt & Company
                   Certified Public Accountant
                275 East South Temple, Suite #300
                   Salt Lake City, Utah 84111
                         (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                   Independent Auditors Report

Board of Directors
SPM Group, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of SPM Group, Inc.,(a development stage company), as of December 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of SPM Group, Inc., (a development stage company), as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31,1999, 1998 and 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 29, 2000

                         SPM Group, Inc.
                  (A Development Stage Company)
                         Balance Sheets
                December 31, 1999, 1998 and 1997

                                       December       December       December
                                       31, 1999       31, 1998       31, 1997
Assets
Current Assets                         $   -0-         $    -0-      $    -0-

 Total Assets                          $   -0-         $    -0-      $    -0-

 Liabilities & Stockholders' Equity
Current Liabilities                    $   -0-         $   -0-       $    -0-

Stockholders' Equity
 Common Stock Authorized, 100,000,000
   Shares at No Par Value, 43,861,858
   Shares Issued & Outstanding      5,607,487       5,607,486      5,607,486
 Deficit Accumulated               (5,607,486)     (5,607,486)    (5,607,486)

Total Stockholders' Equity                 -0-             -0-            -0-

Total Liabilities &
 Stockholders' Equity                $    -0-    $         -0-  $         -0-


The accompanying notes are an integral part of these financial statements.

                         SPM Group, Inc.
                  (A Development Stage Company)
                    Statements of Operations
Accumulated from January 1, 1992 (Inception) to December 31, 1999
                           (Unaudited)
    and For the Years Ended December 31, 1999, 1998 and 1997


                                            December    December     December
                           Accumulated     31, 1999     31, 1998     31, 1997
Revenue                    $        -0-    $    -0-     $    -0-     $     -0-

Expenses
 General & Administrative       13,711          -0-          -0-           -0-
 Interest                       11,649          -0-          -0-           -0-

 Total Expenses                 25,360          -0-          -0-           -0-

Other Income (Expenses)
 Gain from Extinguishment
  of Debt                     (361,263)         -0-          -0-           -0-

 Total Expenses               (335,903)         -0-          -0-           -0-

 Income from Operations     ($ 335,903)    $    -0-   $      -0-    $      -0-

The accompanying notes are an integral part of these financial statements.

                         SPM Group, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Equity


                                                  Common Stock Accumulated
                                           Shares       Amount      Deficit
Balance, January 1, 1992               43,861,858  $ 5,607,846  ($5,943,389)

Net Loss for the Year Ended
December 31, 1992                                                    (1,550)

Balance, December 31, 1992             43,861,858    5,607,846   (5,944,939)

Net Income for the Year Ended
December 31, 1993                                                   337,453

Balance, December 31, 1993             43,861,858   5,607,846    (5,607,486)

No Operations from January 1, 1994
to December 31, 1999                                                     -0-

Balance, December 31, 1999             43,861,858 $ 5,607,846   ($5,607,486)


The accompanying notes are an integral part of these financial statements.

                         SPM Group, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows
Accumulated from January 1, 1992 (Inception) to December 31, 1999
                           (Unaudited)
    and for the Years Ended December 31, 1999, 1998 and 1997


                                        Accumulated   1999     1998     1997
Cash Flows from Operating Activities
 Net Income                             $   335,903   $ -0-   $ -0-    $ -0-
  Adjustments to Reconcile Net
   Income to Net Cash Provided by
   Operating Activities;
   Non Cash Expenses                         25,360    -0-      -0-      -0-
 Gain from Extinguishment of
  Debt                                     (361,263)   -0-      -0-      -0-

   Net Cash Provided by
    Operating Activities                         -0-   -0-      -0-      -0-

Cash Flows from Investing Activities             -0-   -0-      -0-      -0-

Cash Flows from Financing Activities             -0-   -0-      -0-      -0-

 Net Increase (Decrease)
  in Cash                                        -0-   -0-      -0-     -0-

Cash at Beginning of Period                      -0-   -0-      -0-     -0-

Cash at End of Period                  $         -0- $ -0-    $ -0-   $ -0-

Disclosures from Operating Activities

 Interest                              $    11,649   $ -0-   $ -0-   $ -0-
 Taxes                                          -0-    -0      -0-     -0-

The accompanying notes are an integral part of these financial statements.

                         SPM Group, Inc,
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE #1 - Organization

SPM Group, Inc., was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, SPM Group, Inc., ceased operations and was considered to be a development stage company effective January 1, 1992.

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.   Inventories:   Inventories are stated at the lower of cost,
     determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.   Estimates:   The preparation of the financial statements in
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Income Taxes

The Company has adopted Statements of Financial Accounting Standards No., 109, Accounting for Income Taxes. The Company has net operating losses of approximately $6,400,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

                         SPM Group, Inc,
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

NOTE #4 - Stockholders' Equity

Common Stock;
SPM Group, Inc., has authority to issue 100,000,000 shares of common stock at no par value.

Retained Earnings;
From Inception to December 31, 1991, SPM Group, Inc., incurred losses of $5,943,389. In 1991, SPM Group, Inc., ceased all operations and became a development stage company. In 1992, SPM Group, Inc., incurred minimal operating costs, sustaining a net loss of $1,550. In 1993, all remaining debts of the Company were assumed by corporate officers or settled at no cost to the Company and are reported as gains from extinguishment of debts.

NOTE #5 - Going Concern

The Company currently has no assets or operations from which it can provide operating capital. Under new management in 2000 the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

NOTE #6 - Subsequent Events

In 2000, SPM Group, Inc., was reinstated in the state of Colorado, and new officers were elected.

In March 2000, SPM Group, Inc., issued 56,000,000 shares of its common stock, no par value, to a Utah limited liability corporation in exchange for $5,000 cash and a note of $15,000 to the previous officer for consulting fees, $7,500 for transfer agent termination fees, reinstatement and records search and $4,000 for professional fees.