Form 10QSB
period 1999-03-31
SPM GROUP INC
filed 2000-04-06
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No.  0-9410

                         SPM GROUP, INC.
(Exact name of small business issuer as specified in its charter)

           Colorado                         83-0233011
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as September 31, 1999:    43,861,858
shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                         SPM GROUP, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3


          Financial Statements

          Balance   Sheets - Sept. 31,1999
          (Unaudited) & December 31, 1998                4

          Statements of Operations (Unaudited) for
          the  Three  and Six Months Periods Ended
          Sept. 31, 1999 and 1998                        5

          Statements of Cash Flows (Unaudited)  for
          the  Six  Months Periods Ended Sept.  31,
          1999 and 1998                                  6

          Notes to Financial Statements

          Management's Discussion and  Analysis  of      7
          Financial   Condition  and   Results   of
          Operations
                                                         8


PART II.  Other Information

          Signatures                                     9

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                         SPM Group, Inc.
                  (A Development Stage Company)
                         Balance Sheets
         March 31, 1999 (Unaudited) & December 31, 1998

                                                   March        December
                                                 31, 1999      31, 1998
 Assets

Current Assets                                   $     -0-    $      -0-

 Total Assets                                    $     -0-    $      -0-

 Liabilities & Stockholders' Equity

 Current  Liabilities                            $     -0-    $      -0-

Stockholders' Equity

 Common Stock Authorized, 100,000,000
  Shares at No Par Value, 43,861,858
  Shares Issued & Outstanding                  5,607,48       5,607,486

Deficit Accumulated                          (5,607,486)     (5,607,486)

Total Stockholders' Equity                           -0-             -0-

Total Liabilities & Stockholders' Equity       $     -0-      $      -0-


See accompanying notes.

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Operations (Unaudited)
    For the Three Months Periods Ended March 31, 1999 & 1998

                                                      March            March
                                                    31, 1999         31, 1998

Revenue                                            $      -0-      $       -0-

Expenses                                                  -0-              -0-


Income or (Loss) from Operations                   $      -0-      $       -0-

Earnings (Loss) Per Share                                 -0-              -0-

  Weighted Average Shares Outstanding             43,861,858       43,861,858

See accompanying notes.

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Cash Flows (Unaudited)
    For the Three Months Periods Ended March 31, 1999 & 1998


                                                           1999      1998

Cash Flows from Operating Activities                    $   -0-   $    -0-

Cash Flows from Investing Activities                        -0-        -0-

Cash Flows from Financing Activities                        -0-        -0-

Net Increase (Decrease) in Cash                             -0-        -0-

 Cash at Beginning of Period                                -0-        -0-

 Cash at End of Period                                  $   -0-   $    -0-

Disclosures from Operating Activities

   Interest                                             $  -0-    $   -0-
   Taxes                                                   -0-        -0-

See accompanying notes.

                         SPM Group, Inc,
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE #1 - Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 10-K report.

See accomopanying notes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- cash on hand and did not generate any revenue during the quarterly period ended March 31, 1999. The
Company has no material commitments for capital expenditures for the next twelve months.

     The Company believes that its current cash needs can be met with cash advances from officers and directors of the Company for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

                         PART II.  OTHER INFORMATION

Legal Proceedings:

     None

Changes in Securities and Use of Proceeds:

     None.

Defaults upon Senior Securities:

     None.

Submission of Matters to a Vote of Securities Holders:

     None.

Other Information:

     None.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: None.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 1999 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPM GROUP, INC.



Date: April 5, 2000         By:/s/ John Chymboryk
                                   President



Date: April 5, 2000         By: /s/ Kip Eardley
                                    Chief Financial Officer