Form 10QSB
period 1999-06-30
SPM GROUP INC
filed 2000-04-06
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

          Balance Sheets- June 30, 1999
          (Unaudited) & December 31, 1998                4

          Statements of Operations (Unaudited)  for
          the  Three  and Six Months Periods  Ended      5
          June 30, 1999 and 1998

          Statements of Cash Flows (Unaudited)  for
          the  Six  Months Periods Ended  June  30,      6
          1999 and 1998

          Notes to Financial Statements                  7

          Management's Discussion and  Analysis  of
          Financial   Condition  and   Results   of
          Operations                                     8


PART II.  Other Information

          Signatures                                      9

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

                         SPM Group, Inc.
                  (A Development Stage Company)
                         Balance Sheets
          June 30, 1999 (Unaudited) & December 31, 1998

                                                    June          December
                                                  30, 1999        31, 1998
 Assets

Current Assets                                  $       -0-    $        -0-

  Total Assets                                  $       -0-    $        -0-


    Liabilities & Stockholders' Equity

Current Liabilities                             $       -0-    $        -0-

Stockholders' Equity

  Common Stock Authorized, 100,000,000
    Shares at No Par Value, 43,861,858
    Shares Issued & Outstanding                  5,607,486       5,607,486

 Deficit Accumulated                            (5,607,486)     (5,607,486)

 Total Stockholders' Equity                             -0-             -0-

 Total Liabilities & Stockholders' Equity      $        -0-   $         -0-


See accompanying notes.

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Operations (Unaudited)
 For the Three and Six Months Periods Ended June 30, 1999 & 1998


                                      For the Three Months Ended
                                       June      June       June        June
                                    30, 1999   30, 1998   30, 1999    30, 1998

Revenue                             $   -0-   $    -0-   $    -0-     $   -0-

Expenses                                -0-        -0-        -0-         -0-

 Income or (Loss) from Operations   $   -0-   $    -0-   $    -0-     $   -0-

 Earnings (Loss) Per Share              -0-        -0-        -0-         -0-

  Weighted Average Shares
   Outstanding                  43,861,858  43,861,858  43,861,858  43,861,858

See accompanying notes

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Cash Flows (Unaudited)
      For the Six Months Periods Ended June 30, 1999 & 1998


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

See accompanying notes

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- cash on hand and did not generate any revenue during the quarterly period ended June 30, 1999. The
Company has no material commitments for capital expenditures for the next twelve months.

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

     None.

Defaults upon Senior Securities:

     None.

Submission of Matters to a Vote of Securities Holders:

     None.

Other Information:

     None.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: None.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended June 30, 1999 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPM GROUP, INC.



Date: April 5, 2000           By:/s/ John Chymboryk
                                     President



Date: April 5, 2000           By:/s/ Kip Eardley
                                     Chief Financial Officer