Form 10QSB
period 1999-09-30
SPM GROUP INC
filed 2000-04-06
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended Sept. 30, 1999

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

                           FORM 10-QSB
                         SPM GROUP, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3


          Financial Statements

          Balance Sheets - Sept. 30,1999
          (Unaudited) & December 31, 1998                4

          Statements of Operations (Unaudited)  for
          the  Three  and Six Months Periods  Ended
          Sept. 30, 1999 and 1998                        5

          Statements of Cash Flows (Unaudited)  for
          the  Six  Months Periods Ended Sept.  30,
          1999 and 1998                                  6

          Notes to Financial Statements                  7

          Management's Discussion and  Analysis  of
          Financial   Condition  and   Results   of
          Operations                                     8


PART II.  Other Information

          Signatures                                     9

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

                         SPM Group, Inc.
                  (A Development Stage Company)
                         Balance Sheets
       September 30, 1999 (Unaudited) & December 31, 1998

                                              September           December
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

See accompanying notes.

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Operations (Unaudited)
For the Three and Nine Months Periods Ended September 30, 1999 & 1998


                                           For the Three Months Ended
                                  September   September   September  September
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

See accompanying notes.

                         SPM Group, Inc.
                  (A Development Stage Company)
              Statements of Cash Flows (Unaudited)
For the Three and Nine Months Periods Ended September 30, 1999 & 1998


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

See accompanying notes

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

See accompanying notes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- cash on hand and did not generate any revenue during the quarterly period ended Sept. 30, 1999. The
Company has no material commitments for capital expenditures for the next twelve months.

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

     None.

Defaults upon Senior Securities:

     None.

Submission of Matters to a Vote of Securities Holders:

     None.

Other Information:

     None.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: None.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended Sept. 30, 1999 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPM GROUP, INC.



Date: April 5, 2000           By:/s/ John Chymboryk, President



Date: April 5, 2000           By:/s/ Kip Eardley, Chief Financial Officer