Form 10QSB
period 2000-03-31
SPM GROUP INC
filed 2000-05-17
CIK 315545

SPM GROUP, INC.
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

     Commission File number: 0-9410

                         SPM GROUP, INC.
        (Exact name of registrant as specified in charter)

     Colorado                             83-0233011
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, UT     84121
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  801 269-9500

                     Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [X]   No [ ]          (2)  Yes [X]    No [  ]


             APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2000: 99,861,858 shares of common stock

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange
Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [X]
Documents incorporated by reference: None


                  PART I - FINANCIAL INFORMATION

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


[Letterhead]

Board of Directors
SPM Group, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets of SPM Group, Inc. as of March 31, 2000 and for the three month periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financials consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Schvaneveldt & Company

Salt Lake City, Utah 84111
May 15, 2000


                         SPM Group, Inc.
                  ( Development Stage Company )
                          BALANCE SHEETS
         March 31, 2000 (Unaudited) and December 31, 1999
                                   Mar 30        Dec 31,
                                    1999          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
 Cash                            $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES               $    -         $     -
                                   -------       --------
   Total Current Liabilities           -               -
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       100,000,000 shares authorized,
       at no par value;  99,861,858
       and 43,861,858 issued &
       Outstanding respectively  5,638,986      5,607,486
  Deficit accumulated           (5,638,986)    (5,607,486)
                                 ---------      ---------
   Total Stockholders'
     Equity (Deficiency)         $     -        $     -
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $     -        $     -
                                  ========       ========

      See Accountant's Review Letter and Accompanying Notes

                         SPM Group, Inc.
                  ( Development Stage Company )
               STATEMENTS OF OPERATIONS (Unaudited)
                March 31, 2000 and March 31, 1999


                                     Mar 31,    Mar 31,
                                      2000       1999
                                    --------   --------

REVENUE                            $     -    $     -

EXPENSES
 General & Administrative Expenses  31,500          -
                                    ------     ------
    Total Expenses                  31,500          -
                                    ------     ------
    Net Loss                      $(31,500)   $     -
                                    ======     ======
   Basic Net Loss Per Share       $( 0.00)   $( 0.00)

   Diluted Net Loss Per Share     $( 0.00)   $( 0.00)

Weighted Average
      Shares Outstanding         99,861,858  43,861,858

See Accountant's Review Letter and Accompanying Notes

                         SPM Group, Inc.
                  ( Development Stage Company )
               STATEMENT OF CASH FLOWS (Unaudited)
                March 31, 2000 and March 31, 1999

                                 Mar 31,     Mar 31,
                                   2000        1999
                                  -------    -------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net income (loss)              $(31,500)   $     -

Adjustments to reconcile
net loss to net cash provided
by operating activities:

   Non Cash Expenses              31,500          -
                                  ------      -----
   Cash Provided from
      Operating Activities             -          -
                                  ------      -----
CASH FLOWS FROM INVESTING
ACTIVITIES                             -          -
                                  ------      -----
CASH FLOWS FROM FINANCING
ACTIVITIES                             -          -
                                  ------      -----
 Net Increase (Decrease)
   in Cash                             -          -

 Cash at Beginning of Period          -          -
                                  ------      -----
 Cash at End of Period           $    -     $    -
                                  ======     ======
NON CASH EXPENSES
  Interest                        $    -    $     -
  Taxes                           $    -    $     -

      See Accountant's Review Letter and Accompanying Notes


                         SPM Group, Inc.
                  ( Development Stage Company )
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION

SPM Group, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, SPM Group, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

A. The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization are computed on the straight line method.
G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3.  Income Taxes

The Company has adopted Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company had net operating losses Of approximately $6,400,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

NOTE 4.  Stockholders' Equity

Common Stock:
SPM Group, Inc. has authority to issue 100,000,000 shares of common stock at no par value.

Retained Earnings:
From inception to March 31, 2000, SPM Group, Inc. incurred losses of $5,638,986. In 1991, the Company ceased operations and became a development stage company. In 1992, the Company incurred minimal operating costs, sustaining a net loss of $1,550. In 1993, all remaining debts of the Company were assumed by corporate officers or settled at no cost to the Company and are reported as gains from extinguishment of debts.

NOTE 5.  GOING CONCERN

The Company currently has no assets or operations from which it can provide operating capital. Under new management in 2000 the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
PLAN OF OPERATION

The Company has $-0- cash on hand and did not generate any revenue during the quarterly period ended March 31, 2000. The
Company has no material commitments for capital expenditures for the next twelve months.

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

Part II - Other Information

Changes in Securities and Use of Proceeds:

On March 22, 2000, the Company issued 56,000,000 restricted shares of common stock to Capital Holdings, L.L.C. of which John Chymboryk and Kip Eardley are equal members. The stock was issued in exchange for the payment of outstanding transfer agent fee, legal and accounting fees and for payment of consulting services to a prior officer of the Company.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).


                            SIGNATURES

 In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SPM Group, Inc.


Date: May 16, 2000        By /s/ John Chymboryk
                               ----------------------
                              John Chymboyk, President

Date: May 16, 2000        By /s/ Kip Eardley
                               ----------------------
                              Kip Eardley, Vice President