Form 10QSB
period 2000-06-30
SPM GROUP INC
filed 2000-08-15
CIK 315545

SPM GROUP, INC.
             U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31 2000: 179,619 shares of common stock

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


[Letterhead]

Board of Directors
SPM Group, Inc.
(A Development Stage Company)

I have reviewed the accompanying balance sheets of SPM Group, Inc. as of June 30, 2000 and for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Schvaneveldt & Company

Salt Lake City, Utah 84111
August 15, 2000

                         SPM Group, Inc.
                  ( Development Stage Company )
                          BALANCE SHEETS
          June 30, 2000 (Unaudited) and December 31, 1999
                                   June 30        Dec 31,
                                    2000          1999
                                   -------       -------
ASSETS
CURRENT ASSETS
  Cash                            $    -         $     -
                                  --------       --------
     Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES               $    -         $     -
                                   -------       --------
   Total Current Liabilities           -               -
                                   -------       --------
STOCKHOLDERS' EQUITY
 Common stock
       100,000,000 shares authorized,
       at no par value; 176,619
       and 43,861,858 issued &
       Outstanding respectively  5,638,986      5,607,486
  Deficit accumulated           (5,638,986)    (5,607,486)
                                 ---------      ---------
   Total Stockholders'
     Equity (Deficiency)         $     -        $     -
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $     -        $     -
                                  ========       ========

      See Accountant's Review Letter and Accompanying Notes

                         SPM Group, Inc.
                  ( Development Stage Company )
               STATEMENTS OF OPERATIONS (Unaudited)
  For the Three and Six Month Periods Ended June 30, 2000 & 1999

                           Three Months         Six Months
                               Ended              Ended
                        Jun 30,    Jun 30,   Jun 30   Jun 30
                          2000       1999      2000     1999
                        --------   --------  --------  --------

REVENUE                 $     -    $     -   $     -   $     -

EXPENSES
 General & Admin.
   Expenses                   -          -    31,500         -
                         ------     ------    ------    ------
    Total Expenses            -          -    31,500         -
                         ------     ------    ------    ------
    Net Loss            $     -    $     -  $(31,500)  $     -
                         ======     ======   =======    ======
   Basic Net Loss
     Per Share          $( 0.00)   $( 0.00) $  (0.00) $  (0.00)

   Diluted Net Loss
     Per Share          $( 0.00)   $( 0.00) $ (0.00)  $  (0.00)

Weighted Average
   Shares Outstanding   176,619 43,861,858   176,619  43,861,858

See Accountant's Review Letter and Accompanying Notes

                         SPM Group, Inc.
                  ( Development Stage Company )
               STATEMENT OF CASH FLOWS (Unaudited)
       For the Six Month Periods Ended June 30, 2000 & 1999

                                 Jun 30,     Jun 30,
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

Retained Earnings:
From inception to June 30, 2000, SPM Group, Inc. incurred losses of $5,638,986. In 1991, the Company ceased operations and became a development stage company. In 1992, the Company incurred minimal operating costs, sustaining a net loss of $1,550. In 1993, all remaining debts of the Company were assumed by corporate officers or settled at no cost to the Company and are reported as gains from extinguishment of debts.

NOTE 5.  GOING CONCERN

The Company currently has no assets or operations from which it can provide operating capital. Under new management in 2000 the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
PLAN OF OPERATION

The Company has $-0- cash on hand and did not generate any revenue during the quarterly period ended June 30, 2000. The
Company has no material commitments for capital expenditures for the next twelve months.

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

Part II - Other Information

Changes in Securities and Use of Proceeds:

On June 19, 2000, the Company effected a one for 5000 reverse split of its common stock while retaining the current authorized capital and par value, provided however, that no stockholder of record currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split, on a per stock certificate basis, and that no person owning less than 100 shares shall be affected by the reverse split.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the Six month period ended
June 30, 2000 (Exhibit ref. No. 27).


                            SIGNATURES

 In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SPM Group, Inc.


Date: August 15, 2000          By /s/ John Chymboryk
                               ----------------------
                              John Chymboyk, President

Date: August 15, 2000         By /s/ Kip Eardley
                               ----------------------
                              Kip Eardley, Vice President