Form 10KSB
period 2000-12-31
SPM GROUP INC
filed 2001-04-10
CIK 315545

SPM GROUP, INC.

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

                    Commission File No. 0-9410

                         SPM GROUP, INC.
          (Name of Small Business Issuer in its Charter)

              Colorado                       83-2033011
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                5882 South 900 East, Suite 202
                   Salt Lake City, UT 84121
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (801)269-9500


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  X       No              (2) Yes   X      No
         ----        ----                 ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 2000  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of March 31, 2001, there were 165,419 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value of the Registrant's voting common stock held as of March 31, 2001, by non-affiliates of the issuers was $310,161. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          Common Voting Stock
                            March 31, 2001
                                179,567

                           Preferred Stock
                           March 31, 2001
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------
     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------
The Company was incorporated in the state of Colorado on May 1, 1978.
Since 1991, the Company has not engaged in any operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

Sources of Opportunities - It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria - The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start-up" or new company. The Company may acquire a business opportunity in various stages of its operation.

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

Methods of Participation of Acquisition - Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures - As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS
------------------------------------------
     None; not applicable

COMPETITION
-----------
The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
------------------------------------------
     None; not applicable

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION
------------------------------------------------------------------
     None

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES
-----------------------------------------------------------------
None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT
ACTIVITIES
-----------------------------------------------------------------------
None; not applicable.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------------------
     None; not applicable.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
-----------------------------------------------------------
     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company does not own any property. The Company currently utilizes office space, free of charge, from shareholders of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to shareholder consent of a majority of the issued and outstanding shares on June 19, 2000, the Company effected a reverse split of its common stock on a 5000 for one basis; provided however, that no stockholder of record owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split, on a per stock certificate basis, and that no person owning less than 100 shares shall be affected by the reverse split.

                          PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------
     During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported for the Company's Common Stock on March 13, 2001, the market value of shares held by nonaffiliates would be $310,161. There are no preferred shares authorized.

     The Company is listed on the Over the Counter Bulletin Board
("OTCBB"), under the symbol "SPMI".

Set forth below are the high and low bid prices for the Company's
Common Stock since 1998. These represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

March 1998                    .001              .001
June 1998                     .001              .0001
September 1998                .0001             .0001
December 1998                 .0001             .0001


March 1999                    .0001             .0001
June 1999                     .0001             .0001
September 1999                .0001             .0001
December 1999                 .0001             .0001

March 2000                    .005              .0001
June 2000                     .005              .0001
September 2000              10.500             1.500
December 2000                3.250             1.500

Through March 2001           2.000             1.750

HOLDERS
-------
     The number of record holders of the Company's common stock as of March 31, 2001, was 1,499; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

DIVIDENDS
---------
     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION
------------------

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

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS
---------------------

     During the period from January 1, 2000 through December 31, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING
-----------------------------

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

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE PERIOD ENDED DECEMBER 31, 2000
-------------------------------------------------------------
     The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------
     On October 30, 2000 the Company filed a Form 8-K to notify its shareholders of change in its certifying accountant. Due to the death of Darrell Schvaneveldt, principle of Schvaneveldt & Company, the Company engaged Crouch, Bierwolf & Associates as of October 30, 2000. There were no disagreements between the Company and Schvaneveldt & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------
     The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2000 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age                  Position and background
------------                  -----------------------

Kelly Adams, 47     Sole officer and Director - Effective February 23, 2001

                    Mr. Adams is the General Sales Manager for The Utah Auto Collection, a new and used automobile dealership. He has worked in the automobile industry since 1988. Over the years, he has received numerous awards and certifications including the Ford Motor Credit Top Five Dealer Award.

Each of the following officers and directors served through February 23, 2001:

Kip Eardley, 41     President and Director

               Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc.

John Chymboryk, 47    Secretary, Treasurer and Director

                      Mr. Chymboryk co-founded a company that specialized in
               marketing, customer retention and management training.
               He served as Vice President and was responsible for the financial operations and in developing and delivering management training. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base.


TERM OF OFFICE
--------------
The term of office of the current directors shall continue until new directors are elected or appointed.

FAMILY RELATIONSHIPS
--------------------
None of the present officer and directors have any family relationship between one another.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------
During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Kip Eardley and John Chymboryk, sole members of Capital Holdings,
L.L.C. which owns approximately 6% of the Company's issued and outstanding shares, have not filed a Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

ITEM 10.  EXECUTIVE COMPENSATION.
----------------------------------
No current or prior officer or director has received any other remuneration or compensation from the Company in the past three years, nor has any member of the Company's management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item.

COMPENSATION OF DIRECTORS
-------------------------
     There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT
-----------------------------------------------------------
     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------
    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

Kip Eardley                  11,200(1)              6.34 %

John Chymboryk               11,200(1)              6.34%

(1) Consists of indirect ownership. The shares are held in the name of Capital Holdings, L.L.C., a Utah limited liability company, of which Mr. Eardley and Mr. Chymboryk are equal members.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------
     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name                       Direct        Indirect          % of Class
----------------      --------------  -------------      ----------

Kelly Adams                 0               0               0 %

All directors and
executives officers
as a group                  0               0               0 %
===================    ==========      ==========          =====

CHANGES IN CONTROL
------------------
       None; not applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------
     None; not applicable

CERTAIN BUSINESS RELATIONSHIPS
------------------------------
       None; not applicable

INDEBTEDNESS OF MANAGEMENT
--------------------------
       None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE
----------------------------------
None; not applicable.

REPORTS ON FORM 8-K
-------------------
       A Form 8-K was filed on November 9, 2000 to notify the shareholders of a change in certifying accountant from Schvaneveldt & Company to Crouch, Bierwolf & Associates effective October 30, 2000.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SPM Group, Inc.


Date: April 9, 2001       By /s/ Kelly Adams
                           -----------------------
                           Kelly Adams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: April 9, 2001       By  /s/ Kelly Adams
                            -----------------------
                            Kelly Adams, Director






                     SPM Group, Inc.
              (A Development Stage Company)

                  FINANCIAL STATEMENTS

                   DECEMBER 31, 2000





[Letterhead]

             INDEPENDENT AUDITORS' REPORT



Board of Directors
SPM Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of SPM Group, Inc., (a Colorado Corporation), (a development stage company) at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of SPM Group Inc. as of December 31, 1998, were audited by other auditors whose report dated March 29, 1999, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of SPM Group, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crouch, Bierwolf & Associates

Salt Lake City, Utah
April 4, 2001



                     SPM Group, Inc.
              (A Development Stage Company)
                     Balance Sheets
                       December 31

                                                     2000       1999
                                                   --------   --------
           Assets

   Current Assets                                  $     -    $     -
                                                   --------   --------
         Total Assets                              $     -    $     -
                                                   ========   ========


           Liabilities and Stockholders' Equity

   Current Liabilities                             $     -    $     -

   Stockholders' Equity
    Common Stock Authorized, 100,000,000
    Shares at No Par Value, 179,567 and 168,367
    Shares Issued & Outstanding Respectively     5,618,986  5,607,486
    Deficit Accumulated                         (5,618,986)(5,607,486)
                                                 ---------  ---------
         Total Stockholders' Equity                      -          -
                                                 ---------  ---------
         Total Liabilities &
         Stockholders' Equity                     $      -   $      -
                                                 ========= ==========


The accompanying notes are an integral part of these financial statements.



                     SPM Group, Inc.
              ( Development Stage Company)
                Statements of Operations
           For the Year Ended December 31 and
Accumulated from January 1, 1992 (Inception) to December 31, 2000 (Unaudited)

                                                               Deficit
                                                             Accumulated
                                                              During the
                                                             Development
                                       2000       1999         Stage
                                      ------     ------     -------------

Revenue                             $    -     $    -        $     -

Expenses
   General & Administrative         11,500          -         25,211
   Interest                              -          -         11,649
                                    ------     ------        -------
     Total Expenses                 11,500          -         36,860
                                    ------     ------        -------

   Other Income (Expense)
    Gain from Extinguishment
     Of Debt                             -          -       (361,263)
                                    ------     ------        -------
     Total Expenses                (11,500)         -       (324,403)
                                    ------     ------        -------

Income from Operations             (11,500)         -       (324,403)
                                    ======     ======        =======


The accompanying notes are an integral part of these financial statements.



                   SPM Group, Inc.
             (A Development Stage Company)
          Statement of Stockholders' Equity
      From January 1, 1992 to December 31, 2000


                                     Common Stock        Accumulated
                                  -----------------        Deficit
                                 Shares       Amount
                                --------     --------    -----------
BALANCE, January 1, 1992         168,367    $5,607,486   $(5,943,389)

Net Loss for the year ended
December 31, 1992                      -             -        (1,550)
                               ---------     ---------     ---------
BALANCE, December 31, 1992       168,367     5,607,486    (5,944,939)

Net Loss for the year ended
December 31, 1993                      -             -       337,453
                               ---------     ---------     ---------
BALANCE, December 31, 1993       168,367     5,607,486    (5,607,486)

No Operations from January 1,
1994 to December 31, 1999              -             -             -
                               ---------     ---------     ---------
BALANCE, December 31, 1999       168,367     5,607,486    (5,607,486)

Issued to Officer for Services
at $1.03 Per Share                 3,920         4,025

Shares Issued to Officer
for Relief of Debt at
$1.03 Per Share                    7,280         7,475

Net Loss for the year ended
December 31, 2000                      -             -       (11,500)
                               ---------     ---------     ---------
BALANCE, December 31, 2000       179,567     5,618,986    (5,618,986)
                               =========     =========     =========


The accompanying notes are an integral part of this financial statement.



                                SPM Group,Inc.
                        (Development Stage Company)
                          Statements of Cash Flows
                    For the Years Ended December 31 and
Accumulated from January 1, 1992 (Inception) to December 31, 2000 (Unaudited)


                                                             Deficit
                                                            Accumulated
                                                             During the
                                                             Development
                                       2000       1999         Stage
                                      -------    -------    -------------
Cash Flows From Operating Activities:

  Net Income (Loss)                  $(11,500)   $      -      $ 324,403
  Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities;
    Non Cash Expenses                  11,500           -         36,860
    Gain from Extinguishment if Debt        -           -       (361,263)
                                      -------     -------         ------
       Net Cash Provided
         by Operating Activities            -           -              -
                                      -------     -------         ------
Cash Flows From Investing Activities:       -           -              -

Cash Flows From Financing Activities:       -           -              -
                                      -------     -------         ------
Net Increase (Decrease) in Cash             -           -              -

Cash at Beginning of Period                 -           -              -
                                      -------     -------         ------
Cash at End of Period                 $     -     $     -         $    -
                                      =======     =======         ======

Disclosures from Operating Activities
     Interest                        $     -     $     -         $11,649
     Taxes                           $     -     $     -         $    -


 The accompanying notes are an integral part of these financial statements.



                             SPM Group, Inc.
                      ( Development Stage Company )
                      Notes to Financial Statements


NOTE #1 - Organization
----------------------
SPM Group, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, SPM Group, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization are computed on the straight line method.
G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Income Taxes
----------------------
The Company has adopted Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company had net operating losses Of approximately $6,400,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

NOTE #4 - Stockholders' Equity
------------------------------
Common Stock:
SPM Group, Inc. has authority to issue 100,000,000 shares of common stock at no par value.

During the year the Company issued 3,920 shares of common stock to a previous officer for services performed on behalf of the Company. The Company also issued 7,280 shares of common stock for relief of indebtedness.

Retained Earnings;
From inception to December 31, 1991, SPM Group, Inc. incurred losses of $5,943,389. In 1991, the Company ceased operations and became a development stage company. In 1992, the Company incurred minimal operating costs, sustaining a net loss of $1,550. In 1993, all remaining debts of the Company were assumed by corporate officers or settled at no cost to the Company and are reported as gains from extinguishment of debts.

NOTE #5 - Going Concern
-----------------------
The Company currently has no assets or operations from which it can provide operating capital. Under new management in 2000 the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.