Form 10QSB
period 2001-03-31
SPM GROUP INC
filed 2001-05-11
CIK 315545

SPM GROUP, INC.
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2001

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

Issuer's telephone number, including area code: (801) 269-9500

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2001: 1,179,567 shares of common stock

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




                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of SPM Group, Inc. (a development stage company) at March 31, 2001 and December 31, 2000, and the statements of operations for the three months ended March 31, 2001 and 2000 and the period from January 1, 1992 to March 31, 2001, and the cash flows for the three months ended March 31, 2001 and 2000, and the period from January 1, 1992 to March 31, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.
                                   SPM Group, Inc.
                      (A Development Stage Company )
                              BALANCE SHEETS
              March 31, 2001 (Unaudited) and December 31, 2000

                                   Mar 30        Dec 31,
                                    2001          2000
                                   -------       -------

ASSETS
CURRENT ASSETS
   Cash                            $    -         $     -
                                  --------       --------
      Total Current Assets         $    -         $     -
                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                $    -         $     -
                                   -------       --------
      Total Current Liabilities         -               -
                                   -------       --------
STOCKHOLDERS' EQUITY
   Common stock
       100,000,000 shares authorized,
       at no par value; 1,179,567
       and 179,567 Issued &
       Outstanding respectively  5,618,986      5,628,986
  Deficit accumulated           (5,618,986)    (5,628,986)
                                 ---------      ---------
        Total Stockholders'
     Equity                      $     -        $     -
                                  --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $     -        $     -
                                  ========       ========



                    See accompanying notes.

                            SPM Group, Inc.
                       ( Development Stage Company )
                   STATEMENTS OF OPERATIONS (Unaudited)
              For the Quarters Ended March 31, 2001 and 2000


                                                            Deficit
                                                           Accumulated
                                                           During the
                                                          Development
                                      2001       2000        Stage
                                    --------   --------   -----------

REVENUE                            $     -    $     -       $     -

EXPENSES
 General & Administrative           10,000     31,500        35,211
 Interest                                -          -        11,649
                                    ------     ------        ------
    Total Expenses                  10,000     31,500        46,860
                                    ------     ------        ------

Other Income (Expense)
 Gain from Extinguishment of Debt        -          -      (361,263)
                                    ------     ------       -------
    Total Other Expenses                 -          -      (361,263)
                                    ------     ------       -------
    Net Loss                      $(10,000)  $(31,300)    $(314,403)
                                    ======     ======       =======




                              See accompanying notes.


             SPM Group, Inc.
                       ( Development Stage Company )
                    STATEMENT OF CASH FLOWS (Unaudited)
              For the Quarters Ended March 31, 2001 and 2000


                                                          Deficit
                                                        Accumulated
                                                         During the
                                                        Development
                                   2001        2000        Stage
                                  -------    -------    ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

  Net income (loss)              $(10,000)   $(11,500)     $314,403

Adjustments to reconcile
net income to net cash provided
by operating activities:

  Non Cash Expenses                10,000      11,500        46,860
  Gain from Extinguishment of Debt      -           -      (361,263)
                                  -------      ------       -------
   Net Cash Provided by
      Operating Activities              -           -             -
                                  -------      ------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES                              -           -             -
                                  -------      ------       -------
CASH FLOWS FROM FINANCING
ACTIVITIES                              -           -             -
                                  -------      ------       -------
      Net Increase (Decrease)
   in Cash                              -           -             -

  Cash at Beginning of Period           -           -             -
                                  -------      ------       -------
  Cash at End of Period           $     -     $     -       $     -
                                  =======     =======       =======

Disclosures from Operating Activities
  Interest                        $     -     $     -       $11,649
  Taxes                           $     -     $     -       $     -



                          See accompanying notes.


            SPM Group, Inc.
                       ( Development Stage Company )
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization
----------------------
SPM Group, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, SPM Group, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992.

NOTE 2 - Significant Accounting Policies
-----------------------------------------
A.    The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization are computed on the straight line method.
G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 - Income Taxes
----------------------
The Company has adopted Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company had net operating losses Of approximately $6,400,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

NOTE 4 - Stockholders' Equity
------------------------------
Common Stock:
SPM Group, Inc. has authority to issue 100,000,000 shares of common stock at no par value.

During 2000, the Company issued 3,920 shares of common stock to a previous officer for services performed on behalf of the Company. The Company also issued 7,280 shares of common stock for relief of indebtedness.

During the first quarter of 2001, the Company issued 1,000,000 shares of common stock to the sole director of the Company for services performed on behalf of the Company.

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

NOTE 5 - Going Concern
-----------------------
The Company currently has no assets or operations from which it can provide operating capital. Under new management in 2000 the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

ITEM 2.  PLAN OF OPERATIONS

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through March 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Part II - Other Information

Item 1.   Legal Proceedings

None; not applicable.

Item 2.  Changes in Securities.

On February 26, 2001, the Company issued 1,000,000 restricted shares of common stock to the sole officer and director for services rendered.

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

                                  SPM Group, Inc.


Date: May 11, 2001            By /s/ Kelly Adams
                               ----------------------
                              Kelly Adams, President