Form 10QSB
period 2001-06-30
SPM GROUP INC
filed 2001-08-14
CIK 315545

SPM GROUP, INC.
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 10, 2001: 1,179,567 shares of common stock

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




                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of SPM Group, Inc. (a development stage company) at June 30, 2001 and December 31, 2000, and the statements of operations for the six months ended March 31, 2001 and 2000 and the period from January 1, 1992 to June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000, and the period from January 1, 1992 to June 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              SPM Group, Inc.
                      (A Development Stage Company )
                              BALANCE SHEETS
              June 30, 2001 (Unaudited) and December 31, 2000

                                   June 30,      Dec 31,
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
                                  ========       ========



                    See accompanying notes.

                         SPM Group, Inc.
                       ( Development Stage Company )
                   STATEMENTS OF OPERATIONS (Unaudited)
      For the Three and Six Month Periods Ended June 30, 2001 and 2000

                                                                 Deficit
                           Three Months         Six Months     Accumulated
                               Ended              Ended         During the
                             Jun 30,    Jun 30,   Jun 30,  Jun 30, Development
                          2001       2000      2001     2000     Stage
                        --------   --------  --------  -------- ---------

REVENUE                 $     -    $     -   $     -   $     -   $     -

EXPENSES
 General & Admin.             -          -    10,000    11,500    35,211
 Interest                     -          -         -         -    11,649
                         ------     ------    ------    ------    ------
    Total Expenses            -          -    10,000    11,500    46,860
                         ------     ------    ------    ------    ------

Other Income (Expense)
 Gain from Extinguishment
   of debt                    -          -         -         -  (361,263)
                         ------     ------    ------    ------   -------
    Total Other Expenses      -          -         -         -  (361,263)
                         ------     ------    ------    ------   -------
    Net Loss            $     -    $     -  $(10,000) $(11,500)$(314,403)
                         ======     ======   =======    ======   =======



                           See accompanying notes.

                         SPM Group, Inc.
                       ( Development Stage Company )
                    STATEMENT OF CASH FLOWS (Unaudited)
               For the Quarters Ended June 30, 2001 and 2000

                                                         Deficit
                                                            Accumulated
                                                         During the
                                                         Development
                                   2001        2000        Stage
                                  -------    -------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

      Net income (loss)              $(10,000)   $(11,500)     $314,403

Adjustments to reconcile
net loss to net cash provided
by operating activities:

   Non Cash Expenses               10,000      11,500        46,860
   Gain from Extinguishment
     of Debt                            -           -      (361,263)
                                   ------       -----       -------
   Cash Provided from
      Operating Activities              -           -             -
                                   ------       -----       -------
CASH FLOWS FROM INVESTING
ACTIVITIES                              -           -             -
                                   ------       -----       -------
CASH FLOWS FROM FINANCING
ACTIVITIES                              -           -             -
                                   ------       -----       -------
      Net Increase (Decrease)
   in Cash                              -           -             -

      Cash at Beginning of Period           -           -             -
                                   ------       -----       -------
      Cash at End of Period           $     -     $     -       $     -
                                   ======      ======       =======

Disclosures from Operating Activities
  Interest                        $     -     $     -       $11,649
  Taxes                           $     -     $     -       $     -


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

Retained Earnings:
From inception to December 31, 1991, SPM Group, Inc. incurred losses of $5,943,389. In 1991, SPM Group, Inc. ceased all operations and became a development stage company. In 1992, SPM Group, Inc. incurred minimal operating costs, sustaining a net loss of $1,550. In 1993, all remaining debts of the Company were assumed by corporate officers or settled at no cost to the Company and are reported as gains from extinguishment of debts.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of June 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through June 30, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

                                  SPM Group, Inc.


Date:   August 14, 2001      By /s/ Kelly Adams
                               ----------------------
                              Kelly Adams, President