Form 10QSB
period 2001-09-30
SPM GROUP INC
filed 2001-11-14
CIK 315545

SPM GROUP, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 0-9410

SPM GROUP, INC.

(Exact name of registrant as specified in charter)

Colorado	83-0233011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

5882 South 900 East, Suite 202, Salt Lake City, UT 84121

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 269-9500

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of September 30, 2001

Common Stock, No Par Value 1,179,567

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of SPM Group, Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the nine months ended March 31, 2001 and 2000 and the period from January 1, 1992 to September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000, and the period from January 1, 1992 to September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

SPM Group, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2001

SPM Group, Inc.

(A Development Stage Company )

BALANCE SHEETS

	September 30, 2001	December 31, 2000
(Unaudited)
ASSETS
CURRENT ASSETS
Total Assets	$ -	$ -
	---------	--------
	$ -	$ -
	=====	=====
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Note Payable (Note 6)	$ 3,400	$ -
	---------	---------
Total Current Liabilities	3,400	-
------- --------	---------	---------
STOCKHOLDERS' EQUITY
Common Stock Authorized,
100,000,000 Shares
at No Par Value; 1,179,567 Shares
Issued & Outstanding	5,628,986	5,628,986
Deficit accumulated	(5,632,386)	(5,628,986)
	--------------	-------------
Total Stockholders' Equity	$ (3,400)	$ -
	-------------	--------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -
	=========	=========

See accompanying notes.

SPM Group, Inc.

( Development Stage Company )

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,	Deficit Accumulated During the Development Stage
	2001	2000	2001	2000
REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	3,400	-	13,400	11,500	38,611
Interest	-	-	-	-	11,649
	--------	---------	----------	-----------	---------
Total Expenses	3,400	-	13,400	11,500	50,260
	--------	---------	---------	-----------	----------
Other Income (Expense)
Gain from Extinguishment of debt	-	-	-	-	(361,263)
	--------	---------	---------	-----------	------------
Total Other Expenses	-	-	-	-	(361,263)
------ ------ ------ ------ -------	--------	---------	---------	----------	-----------
Net Loss	$(3,400)	$ -	$(13,400)	$(11,500)	$(311,003)
	======	======	========	=======	========

See accompanying notes.

SPM Group, Inc.

( Development Stage Company )

STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000	Deficit Accumulated During the Development Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,400)	$(11,500)	$311,003
Adjustments to reconcile net income to net cash provided by operating activities:
Non Cash Expenses	10,000	11,500	46,860
Gain from Extinguishment of Debt	-	-	(361,263)
	---------	---------	-----------
Net Cash Used by Operating Activities	(3,400)	-	(3,400)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Issuance of Note Payable for Cash	3,400	-	3,400
	---------	---------	-----------
Net Cash Used by Financing Activities	3,400	-	3,400
Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	---------	---------	-----------
Cash at End of Period	$ -	$ -	$ -
	=====	======	======
Disclosures from Operating Activities
Interest	$ -	$ -	$11,649
Taxes	$ -	$ -	$ -

See accompanying notes.

SPM Group, Inc.

( Development Stage Company )

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

SPM Group, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, SPM Group, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

* The Company uses the accrual method of accounting.

* Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

* The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

* Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

* Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.

* Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets or the estimated lives of the assets. Depreciation and amortization are computed on the straight line method.

* Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE 6. NOTE PAYABLE

During the quarter ended September 30, 2001, the Company issued a Promissory Note in the amount of $3,400 to a Corporation who paid expenses on behalf of the Company. The note is due on demand and is interest free unless payment is not made upon demand. At this point interest shall accrue on the unpaid balance at the rate of 2% per annum.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through September 30, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

SPM Group, Inc.

Date: November 14, 2001 By /s/ Kelly Adams

----------------------

Kelly Adams, President