Form 10KSB
period 2001-12-31
ZAMAGE DIGITAL IMAGING INC
filed 2002-04-17
CIK 315545

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-09410

Provectus Pharmaceutical, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	83-2033011
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr., Suite 202

Salt Lake City, UT 84117

(Address of Principal Executive Offices)

Issuer's Telephone Number: (801)274-1011

SPM Group, Inc. Zamage Digital Imaging, Inc.

5882 South 900 East, Suite 202 1050 Boundary Road

Salt Lake City, UT 84121 Burnaby, British Columbia

Canada V5K 4T3

(Former names and addresses)

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

(1) Yes [ X ] No [ ] (2) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 $0.00

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of March 31, 2002, there were 12,748,973 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value of the Registrant's voting common stock held as of March 31, 2002, by non-affiliates of the issuers was $382,469. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
Common Voting Stock	Preferred Stock
April 15, 2002	April 15, 2002
32,312,768	0 (None authorized)

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format Yes No [ X ]

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

The Company was incorporated in the state of Colorado on May 1, 1978. From 1991 through November 2001, the Company did not engage in any operations. In November 2001, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Zamage Digital Imaging, Inc., a privately-held Delaware corporation ("Zamage"), whereby the Company sought to acquire Zamage through a reverse merger transaction, and which Agreement specified that Zamage was required to pay its costs relating to the reverse merger with the Company within 60 days, or the Company could rescind the merger. Following nonpayment of these costs, on March 29, 2002, the Company signed an Agreement Rescinding and Terminating Merger, Release and Indemnification with Zamage, effectively rescinding the November Agreement. Because of the retroactive rescission, the results of the Company relating to the Zamage acquisition are not reported in this filing.

At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. As of the date of this filing, the Company has had discussions with numerous companies, entities and individuals concerning possible acquisitions, but none have resulted in any letters of intent or other binding agreements, and the Company continues to seek business opportunities.

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

None; not applicable

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

None

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

None; not applicable.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 15, 2001 a shareholders' meeting was held to approve an Agreement and Plan of Reorganization between the Company and Zamage Digital Imaging, Inc., a Delaware corporation, and any other business that may come before the meeting. Pursuant to affirmative shareholder approval, and Agreement and Plan of Reorganization with Zamage Digital Imaging, Inc. of Delaware was entered into and the name of the Company was subsequently changed to Zamage Digital Imaging, Inc.

Approval to change the domicile from Colorado to Nevada was also approved at the shareholders' meeting on November 15, 2001.

SUBSEQUENT EVENTS

On March 29, 2002 an Agreement Rescinding and Terminating Merger, Release and Indemnification ("Rescission Agreement") was signed by the Company and Zamage Digital Imaging, Inc. of Delaware rescinding the Agreement and Plan of Reorganization approved in the November 2001 shareholders' meeting. Pursuant to the Rescission Agreement approximately 22,000,000 shares will be cancelled. The Company has also agreed to change its name. The new name of the Company is Provectus Pharmaceutical, Inc.

On April 3, 2002, the Company effected a change of domicile from Colorado to Nevada through the formation of, and merger with, a Nevada subsidiary as was approved at the November 2001 shareholders' meeting. Concurrently, the par value was changed from no par value to $.001 per share. The authorization of 100,000,000 common shares remained the same.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported for the Company's Common Stock on March 31, 2001, the market value of shares held by nonaffiliates would be $382,469. There are no preferred shares authorized.

The Company is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PVCT".

Set forth below are the high and low bid prices for the Company's Common Stock since 1998. These represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.
Quarter Ended	High Bid	Low Bid
March 1998	.001	.001
June 1998	.001	.0001
September 1998	.0001	.0001
December 1998	.0001	.0001

March 1999	.0001	.0001
June 1999	.0001	.0001
September 1999	.0001	.0001
December 1999	.0001	.0001

March 2000	.005	.0001
June 2000	.005	.0001
September 2000	10.50	1.50
December 2000	3.25	1.50

March 2001	2.00	1.75
June 2001	2.75	1.50
September 2001	1.50	1.01
December 2001	3.00	1.00

March 2002	2.60	.02

HOLDERS

The number of record holders of the Company's common stock as of April 15, 2002, was 1,499; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The Company was incorporated in the state of Colorado on May 1, 1978. From 1991 through November 2001, the Company did not engage in any operations. In November 2001, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Zamage Digital Imaging, Inc., a privately-held Delaware corporation ("Zamage"), whereby the Company sought to acquire Zamage through a reverse merger transaction, and which Agreement specified that Zamage was required to pay its costs relating to the reverse merger with the Company within 60 days, or the Company could rescind the merger. Following nonpayment of these costs, on March 29, 2002, the Company signed an Agreement Rescinding and Terminating Merger, Release and Indemnification with Zamage, effectively rescinding the November Agreement. Because of the retroactive rescission, the results of the Company relating to the Zamage acquisition are not reported in this filing.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2001 through December 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

FOR THE PERIOD ENDED DECEMBER 31, 2001

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2001 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Kelly Adams, 48	Sole officer and Director
Mr. Adams was the General Sales Manager for The Utah Auto Collection, a new and used automobile dealership. He has worked in the automobile industry since 1988. Over the years, he has received numerous awards and certifications including the Ford Motor Credit Top Five Dealer Award.

TERM OF OFFICE

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Kelly Adams, who owns approximately 3% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

ITEM 10. EXECUTIVE COMPENSATION.

Kelly Adams, the Company's President received 1,000,000 shares of the Company's common stock for services rendered, valued at $10,000 or $.01 per share.

COMPENSATION OF DIRECTORS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Kelly Adams	1,000,000	3%
	4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84117
		__________	______
				Common	Officers and Directors as a Group: 1 person	1,000,000	3%

(1) Officer and/or director.

CHANGES IN CONTROL

None; not applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None; not applicable

CERTAIN BUSINESS RELATIONSHIPS

None; not applicable

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
10	Agreement Rescinding and Terminating Merger, Release and Indemnification
3.i.1	Articles of Amendment - Colorado
3.i.2	Articles of Incorporation - Nevada
3.i.3	Articles of Merger
3.ii	By-Laws

DOCUMENTS INCORPORATED BY REFERENCE

None; not applicable.

REPORTS ON FORM 8-K

On November 21, 2001 an 8-K was filed relating to the Agreement and Plan of Reorganization between the Company and Zamage Digital Imaging, Inc., a Delaware corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceutical, Inc.

Date: April 17, 2002 By: /s/ Kelly Adams

Kelly Adams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 17, 2002 /s/ Kelly Adams

Kelly Adams, Director

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2001 & 2000

[Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Provectus Pharmaceutical, Inc.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Provectus Pharmaceutical, Inc., (a Nevada Corporation), (a development stage company) at December 31, 2001 and 2000, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceutical, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates

Salt Lake City, Utah

April 11,2002

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company)

Balance Sheets

December 31

	2001	2000
Assets

Current Assets	$ -	$ -
	_______	_______
Total Assets	$ -	$ -
	======	======
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable - related	$2,100	$ -
Accounts payable	1,544	-
	_________	_________
Total Current Liabilities	3,644	-
Stockholders' Equity
Common stock authorized, 100,000,000 shares at $.001 par value, 25,719,181 and 179,567 shares issued and outstanding respectively	25,719	180
Additional Paid-in Capital	5,719,617	5,618,806
Accumulated deficit	(5,748,980)	(5,618,986)
	_________	_________
Total Stockholders' Equity	(3,644)	-
	_________	_________
Total Liabilities & Stockholders' Equity	$ -	$ -
	=========	==========

The accompanying notes are an integral part of these financial statements.

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

( A Development Stage Company)

Statements of Operations

	2001	2000	1999	Period from January 1, 1992 Through December 31, 2001
Revenue	$ -	$ -	$ -	$ -
Expenses
General & Administrative	129,994	11,500	-	155,205
Interest	-	-	-	11,649
	_________	__________	_________	_________
Total Expenses	129,994	-	-	166,854
	_________	__________	_________	_________
Operating Income (Loss)	(129,994)	(11,500)	-	(166,854)
Other Income (Expense)
Gain from Extinguishment Of Debt	-	-	-	361,263
	_________	__________	_________	_________
Total Other Income (Expenses)	-	-	-	361,263
	_________	__________	_________	_________
Income (Loss) from Operations	$(129,994)	$(11,500)	$ -	$194,409
	========	=========	========	========

The accompanying notes are an integral part of these financial statements.

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

December 31, 2001

	Common Stock		Paid-in Capital	Accumulated Deficit
	Shares	Amount
BALANCE, January 1, 1992	168,367	$168	$5,607,318	$(5,943,389)
Net Loss for the year ended December 31, 1992	-	-	-	(1,550)
	_________	__________	_________	__________
BALANCE, December 31, 1992	168,367	168	5,607,318	(5,944,939)
Net Gain for the year ended December 31, 1993	-	-	-	337,453
	__________	___________	_________	____________
BALANCE, December 31, 1993	168,367	168	5,607,318	(5,607,486)
No Operations from January 1, 1994 to December 31, 1999	-	-	-	-
	__________	__________	_________	__________
BALANCE, December 31, 1999	168,367	168	5,607,318	(5,607,486)
Issued for Services at $1.03 Per Share	3,920	4	4,021	-
Shares Issued in Relief of Debt at $1.03 Per Share	7,280	8	7,467	-
Net Loss for the year ended December 31, 2000	-	-	-	(11,500)
	__________	__________	_________	__________
BALANCE, December 31, 2000	179,567	180	5,618,806	(5,618,986)
Shares issued for services at $.01 per share	1,000,000	1,000	9,000	-
Shares issued to acquire Zamage Digital Imaging, INc.	22,212,614	22,212	(22,212)	-
Shares issued for services at $.05 per share	2,327,000	2,327	114,023	-
Net Loss for the year ended December 31, 2001	-	-	-	(129,994)
	__________	__________	_________	__________
BALANCE, December 31, 2001	25,719,181	$25,719	$5,719,617	$(5,748,980)
	=========	=========	========	=========

The accompanying notes are an integral part of this financial statement.

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company)

Statements of Cash Flows

	2001	2000	1999	Period from January 1, 1992 through December 31, 2001
Cash Flows From Operating Activities:
Net Income (Loss)	$(129,994)	$(11,500)	$ -	$ 194,409
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities;
Stock Issued for Services	126,350	11,500	-	163,210
Increase (Decrease) in Accounts Payable	3,644	-	-	3,644
Gain from Extinguishment if Debt	-	-	-	(361,263)
	_______	_________	________	________
Net Cash Provided by Operating Activities	-	-	-	-
	_______	_________	________	________
Cash Flows From Investing Activities:	-	-	-	-
	_______	_________	________	________
Cash Flows From Financing Activities:	-	-	-	-
	________	__________	________	________
Net Increase (Decrease) in Cash	-	-	-	-
Cash at Beginning of Period	-	-	-	-
	________	__________	________	________
Cash at End of Period	$ -	$ -	$ -	$ -
	=======	=========	=======	=======
Disclosures from Operating Activities
Interest	$ -	$ -	$ -	$11,649
Taxes	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

( A Development Stage Company )

Notes to Financial Statements

December 31, 2001

NOTE #1 - Organization

Zamage Digital Imaging, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, Zamage Digital Imaging, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992. On April 3, 2002 the Company changed its domicile through the formation and merger with a subsidiary in Nevada. The Company also changed its par value from no par value to $.001 per share. The Company has authority to issue 100,000,000 shares of common stock.

NOTE #2 - Significant Accounting Policies

A. The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period in which they occur.

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

PROVECTUS PHARMACEUTICAL, INC.

Formerly Zamage Digital Imaging, Inc.

(A Development Stage Company )

Notes to Financial Statements

December 31, 2001

NOTE #4 - Stockholders' Equity

Common Stock:

During the year the Company issued 1,000,000 shares of common stock to an officer for services performed on behalf of the Company. The cost of the services has been charged to operations and additional paid-in capital has been increased by $9,000, representing the excess of the cost of the services over the par value of the common stock issued.

On November 15, 2001, the Company entered into an Agreement and Plan of Reorganization with Zamage Digital Imaging, Inc., a Delaware corporation. The Company issued 22,212,614 shares of its common stock in exchange for 100 percent of the stock of Zamage Digital Imaging, Inc., pursuant to the acquisition.

On November 15, 2001, the Company issued 2,327,000 shares of its common stock for services rendered pursuant to an S-8 Registration Statement at $.05 per share. Accordingly $114,023 has been charged to additional paid-in capital.

NOTE #5 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company currently has no assets or operations from which it can provide working capital. Under new management in 2001, the Company seeks to acquire or merge with an operating entity that can provide capital and managerial leadership to enable it to continue in existence.

NOTE #6 - Subsequent Events

On March 29, 2001, an Agreement Rescinding and Terminating Merger, Release and Indemnification ("Recission Agreement") was signed by the Company and Zamage Digital Imaging, Inc., a Delaware Corporation, rescinding the Agreement and Plan or Reorganization approved in the November 2001 shareholders' meeting. The Company is in the process of executing the Rescission Agreement and returning the Company back to the status it was immediately prior to November 15, 2001. Pursuant to the Rescission Agreement 22,212,614 shares will be canceled.

In addition to the Rescission Agreement, during April 2002 the Company changed its name to Provectus Pharmaceutical, Inc. As a result of the changes, management has decided to present the financial statements with the new name of the Company in order to eliminate confusion about ownership of the Company to users of the financial statements.