Form 10QSB
period 2002-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2002-05-21
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 0-9410

PROVECTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in charter)
Nevada	83-0233011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7327 Oak Ridge Hwy, Suite B 37931

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (865) 539-9975

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

Class Outstanding as of May 20, 2002

Common Stock, $.001 Par Value 8,645,128

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Provectus Pharmaceuticals, Inc. (a development stage company) at March 31, 2002 and December 31, 2001, and the statements of operations for the three months ended March 31, 2002 and 2001 and the period from January 1, 1992 to March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001, and the period from January 1, 1992 to March 31, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Financial Statements

March 31, 2002

Provectus Pharmaceuticals, Inc.

(A Development Stage Company )

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Total Assets	$ -	$ -
	__________	__________
	$ -	$ -
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable - Related	$ 2,100	$ 2,100
Accounts Payable	1,544	1,544
	__________	__________
Total Current Liabilities	3,644	3,644
	__________	__________
STOCKHOLDERS' EQUITY
Common Stock, 100,000,000 Shares Authorized at$.001 Par Value; 32,312,768 & 25,719,181 Shares Issued and Outstanding, Respectively	32,313	25,719
Additional Paid-in Capital	5,719,617	5,719,617
Accumulated Deficit	(5,755,574)	(5,748,980)
	__________	__________
Total Stockholders' Equity	(3,644)	(3,644)
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -
	=========	=========

See accompanying notes to financial statements

Provectus Pharmaceuticals, Inc.

( Development Stage Company )

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	Deficit Accumulated During the Development Stage
REVENUE	$ -	$ -	$ -

EXPENSES
General & Administrative	6,594	10,000	161,799
	__________	__________	__________
Total Expenses	6,594	10,000	161,799
	__________	__________	__________
Operating Income (Loss)	(6,594)	(10,000)	(161,799)
OTHER INCOME (EXPENSES)
Interest	-	-	(11,649)
Gain from Extinguishment of debt	-	-	361,263
	__________	__________	__________
Total Other Income (Expenses)	-	-	349,614
	__________	__________	__________
Net Loss	$(6,594)	$(10,000)	$187,815
	=========	=========	=========

See accompanying notes to financial statements

Provectus Pharmaceuticals, Inc.

( Development Stage Company )

STATEMENT OF CASH FLOWS

(Unaudited)
	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001	Deficit Accumulated During the Development Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,594)	$(10,000)	$187,815
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock Issued for Services	6,594	10,000	169,804
Gain from Extinguishment of Debt	-	-	(361,263)
Increase (Decrease) in Accounts Payable	-	-	3,644
	__________	__________	__________
Net Cash Provided (Used) by Operating Activities	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
	__________	__________	__________
Net Cash Used by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
	__________	__________	__________
Net Cash Used by Financing Activities	-	-	-
Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ -	$ -
	=========	=========	=========
Disclosures from Operating Activities
Interest	$ -	$ -	$11,649
Taxes	$ -	$ -	$ -

See accompanying notes to financial statements

Provectus Pharmaceuticals, Inc.

( Development Stage Company )

Notes to Financial Statements

March 31, 2002

NOTE 1 - Organization

Provectus Pharmaceuticals, Inc. was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, Provectus Pharmaceuticals, Inc. ceased operations and was considered to be a development stage company effective January 1, 1992. On April 3, 2002, the Company changed its domicile through the formation and merger with a subsidiary in Nevada. The Company also changed its par value from no par value to $.001 per share. The Company has authority to issue 100,000,000 shares of common stock.

The Company has yet to fully develop any material income form its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - Significant Accounting Policies

The Company uses the accrual method of accounting.

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

Provectus Pharmaceuticals, Inc.

( Development Stage Company )

Notes to Financial Statements

March 31, 2002

NOTE 3 - Income Taxes

The Company has adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company had net operating losses of approximately $5,800,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

NOTE 4 - Stockholders' Equity

During the year, the Company issued 1,000,000 shares of common stock to an officer for services performed on behalf of the Company. The cost of the services has been charged to operations and additional paid-in capital has been increased by $9,000, representing the excess of the cost of the services over the par value of the common stock issued.

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

On March 29, 2001, an Agreement Rescinding and Terminating Merger, Release and Indemnification ("Recission Agreement") was signed by the Company and Zamage, rescinding the Agreement and Plan or Reorganization approved in the November 2001 shareholders' meeting. The Company is in the process of executing the Rescission Agreement and returning the Company back to the status it was immediately prior to November 15, 2001. Pursuant to the Rescission Agreement 22,212,614 shares will be canceled.

During the three months ended March 31, 2002; 6,593,587 shares were issued by the officers and directors of Zamage, for services performed on behalf of the Company. These shares have been issued at par value of $.001 or $6,594.

Provectus Pharmaceuticals, Inc.

( Development Stage Company )

Notes to Financial Statements

March 31, 2002

NOTE 5 - Going Concern

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

NOTE 6 - Subsequent Events

During April 2002, the Company changed its name to Provectus Pharmaceuticals, Inc. As a result of the changes, management has decided to present the financial statements with the new name of the Company in order to eliminate confusion about ownership of the Company to users of the financial statements.

On April 15, 2002, the Company effected a three hundred for one (300 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On April 23, 2002, the Company entered into an Agreement and Plan of Reorganization with Provectus Pharmaceuticals, Inc., (a Tennessee corporation). As such, 6,680,000 post-split shares of common stock were issued in exchange for all of the issued and outstanding shares of the Tennessee corporation and 800,000 post-split shares of common stock were issued for consideration pursuant to the Agreement and Plan of Reorganization.

On April 23, 2002, the Company issued 900,000 post-split shares of its common stock for services rendered pursuant to an S-8 Registration Statement at $.01 per share.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

On April 23, 2002, an Agreement and Plan of Reorganization between the Company and Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, was approved by a majority consent of the outstanding shares of the Company, whereby 6,680,000 shares of Provectus Pharmaceutical, Inc. were exchanged for all of the issued and outstanding shares of Provectus Pharmaceuticals, Inc. As part of the acquisition, the Company changed its name to Provectus Pharmaceuticals, Inc.

The Company will be licensing and selling products in three sectors of the healthcare industry: 1) Prescription Drugs, 2) Medical Devices, and 3) Over the Counter (OTC) Pharmaceuticals. Prescription drug products will encompass the areas of dermatology, primarily for the treatment of acne, and oncology, and will involve several types of drugs including those produced by advanced biotechnology methods. Medical device sales will initially be centered in the area of laser systems, while OTC products will address markets primarily involving skin care and nutraceutical applications. Research and development efforts will be directed primarily at treatments for infectious agents, such as viruses.

Sales are expected to come initially from the OTC products within the U.S., and these sales commenced on May 10, 2002. The Company's products will be sold through existing distributorships that market and distribute medical products and/or pharmaceuticals.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the next three months, but not for the next twelve months. As a result, the Company will need to locate debt or equity financing, and presently intends to engage an underwriter to assist the Company in placing approximately $2,000,000 of the Company's common stock in a private offering to accredited investors under Regulation D of the Securities Act of 1933.

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities.

On April 15, 2002, the Company effected a three hundred for one (300 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On April 23, 2002, the Company entered into an Agreement and Plan of Reorganization with Provectus Pharmaceuticals, Inc., (a Tennessee corporation). As such, 6,680,000 post-split shares of common stock were issued in exchange for all of the issued and outstanding shares of the Tennessee corporation and 800,000 post-split shares of common stock were issued for consideration pursuant to the Agreement and Plan of Reorganization.

On April 23, 2002, the Company issued 900,000 post-split shares of its common stock for services rendered pursuant to an S-8 Registration Statement at $.01 per share.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2002, an Agreement and Plan of Reorganization between the Company and Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, was approved by a majority consent of the outstanding shares of the Company, whereby 6,680,000 shares of Provectus Pharmaceutical, Inc. were exchanged for all of the issued and outstanding shares of Provectus Pharmaceuticals, Inc. As part of the acquisition, the Company changed its name to Provectus Pharmaceuticals, Inc., and elected three directors.119,999 shares of 381,794 shares outstanding consented to the acquisition, name change and election of directors as follows: H. Craig Dees, Chairman of the Board; Timothy C. Scott, Director; and Eric A. Wachter, Director.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Report filed April 24, 2002.

No other exhibits or reports were filed on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: May 20, 2002 By: /s/ Timothy C Scott

Timothy C. Scott, President

Date: May 20, 2002 By: /s/ Daniel R Hamilton

Daniel R. Hamilton, CFO