Form 10QSB/A
period 2002-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2002-08-15
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 0-9410

PROVECTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in charter)
Nevada	83-0233011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7327 Oak Ridge Hwy, Suite A 37931

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

Class Outstanding as of August 7, 2002

Common Stock, $.001 Par Value 8,645,763

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Provectus Pharmaceuticals, Inc. (a development stage company) at June 30, 2002 and December 31, 2001, and the statements of operations for the three and six month periods ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Provectus Pharmaceutical, Inc.

(A Development Stage Company)

Financial Statements

June 30, 2002

Provectus Pharmaceutical, Inc.

(A Development Stage Company)

Balance Sheet

	June	December
	30, 2002	31, 2001
	(Unaudited)
Assets
Current Assets
Cash	$ 373	$ -
Accounts Receivable	5,000	-
	_____________	___________
Total Assets	$ 5,373	$ -
	_____________	_____________
Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable	$ 25,458	$ 1,544
Note Payable - Stockholder	5,000	2,100
	_____________	_____________
Total Current Liabilities	30,458	3,644
	_____________	_____________
Stockholders' Equity
Common Stock, 100,000,000 Shares Authorized at $0.001 Par Value; 8,645,763 & 85,731 Shares Issued & Outstanding Respectively	8,646	86
Additional Paid In Capital	33,378	5,745,250
Accumulated Deficit	(67,109)	(5,748,980)
	_____________	_____________
Total Stockholders' Equity	(25,085)	(3,644)
	_____________	_____________
Total Liabilities & Stockholders' Equity	$ 5,373	$ -
	_____________	_____________

Provectus Pharmaceutical, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Cumulative through January 1, 2002 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001	2002
Revenue	$ 5,000	$ -	$ 5,000	$ -	$ 5,000
	_____________	_____________	_____________	_____________	_____________
Total Revenues	5,000	-	5,000	-	5,000
Expenses
General & Administrative	43,219	-	72,173	10,000	72,173
	_____________	_____________	_____________	_____________	_____________
Total Expenses	43,219	-	72,173	10,000	72,173
(Loss) from Operations	(38,219)	-	(67,173)	(10,000)	(67,173)
Other Income (Expenses)
Interest Income	30	-	64	-	64
Total Other Income	30	-	64	-	64
(Loss) Before Taxes	(38,189)	-	(67,109)	(10,000)	(67,109)
Taxes	-	-	-	-	-
Net (Loss)	$ (38,189)	$ -	$ (67,109)	$ (10,000)	$ (67,109)
Net (Loss) Per Share	$ (0.01)	$ (0.00)
Weighted Average Shares Outstanding	5,678,727	1,179,567

Provectus Pharmaceutical, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Cumulative through January 1, 2002
	June 30, 2002	June 30, 2001	to June 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (38,189)	$ (10,000)	$ (38,189)
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities;
Stock Issued for Services	16,748	10,000	16,748
(Decrease) in Accounts Receivable	(5,000)	-	(5,000)
Increase in Accounts Payable	23,914	-	23,914
Net Cash Provided (Used) By Operating Activities	(2,527)	-	(2,527)
Cash Flows from Investing Activities	-	-	-
Net Cash Provided (Used)
By Investing Activities	-	-	-
Cash Flows from Financing Activities
Proceeds from Note Payable - Related Party	2,900	-	2,900
Net Cash Provided (Used) By Financing Activities	2,900	-	2,900
Increase (Decrease) in Cash	373	-	373
Cash, Beginning of Period	-	-	-
Cash, End of Period	$ 373	$ -	$ 373
Disclosures from Operating Activities
Interest	$ -	$ -	$ -
Taxes	-	-	-

Provectus Pharmaceutical, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2002

NOTE 1 - Organization

Provectus Pharmaceutical, Inc., was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, Provectus Pharmaceutical, Inc., ceased operations and was considered to be a development stage company effective January 1, 1992. On April 3, 2002, the Company changed its domicile through the formation and merger with a subsidiary in Nevada. The Company also changed its par value from no par value to $.001 per share. The Company has authority to issue 100,000,000 shares of common stock.

NOTE 2 - Significant Accounting Policies

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

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2002

NOTE 3 - INCOME TAXES

The Company has adopted Statements of Financial Accounting Standards No., 109, "Accounting for Income Taxes". The Company had net operating losses of approximately $5,800,000 which expire through 2007. In 2000, there was a significant change in control of the ownership of the Company which will prohibit the use of net operating losses sustained by the Company in prior years.

NOTE 4 - Stockholders' Equity

During the year, the Company issued 1,000,000 shares of common to an officer for services performed on behalf of the Company. The cost of the services has been charged to operations and additional paid-in capital has been increased by $9,000, representing the excess of the cost of the services over the par value of the common stock issued.

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

On March 29, 2001, an Agreement and Rescinding and Terminating Merger, Release and Indemnification ("Recission Agreement") was signed by the Company and Zamage, rescinding the Agreement and Plan of Reorganization approved in November 2001 shareholders' meeting.

During the three months ended June 30, 2002, 6,593,587 shares were issued by the officers and directors of Zamage, for services performed on behalf of the Company. These shares have been issued at par value of $.001 or $6,594.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2002

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

NOTE 6 - Acquisitions

On April 15, 2002, the Company effected a three hundred for one (300 for 1) reverse split. No shareholder was reversed below 100 shares. Shareholders with 100 shares or less, prior to the reverse, were not affected.

On April 22, 2002, the Company entered into an Agreement and Plan of Reorganization with Provectus Pharmaceuticals, Inc., (a Tennessee corporation). As such, 6,680,000 post-split shares of common stock were issued in exchange for all of the issued and outstanding shares of the Tennessee corporation.

On April 23, 2002, 800,000 post-split shares of common stock were issued, at $.01 per share, for consideration pursuant to the Agreement and Plan of Reorganization.

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

Sales are expected to come initially from the OTC products within the U.S., and these sales commenced, on a limited basis, on May 10, 2002. The Company's products will be sold through existing distributorships that market and distribute medical products and/or pharmaceuticals.

It is anticipated that in the future Provectus Pharmaceuticals will obtain the rights to Prescription (Rx) Drugs and Medical Device Systems technologies via acquisition from the scientific founders of Photogen Technologies (PHGN Nasdaq small cap). It is also anticipated that the scientific founders of Photogen Technologies (PHGN) will sign a separation agreement with Photogen Technologies that upon final PHGN-stock-holder approval will facilitate the acquisition by Provectus.

Technological Base

Through discovery and use of state-of-the-art scientific and medical technologies, the Company's founders have developed a suite of core technologies that support multiple products in three sectors of the healthcare industry:

Prescription (Rx) Drugs,

Medical Device Systems, and

Over-the-Counter (OTC) Medicines.

The prescription drug products encompass the areas of dermatology and oncology and involve several types of drugs, including those produced by advanced biotechnology methods. The medical device systems include cosmetic lasers, while the OTC products address markets primarily involving skincare and nutraceutical applications. The Company's prescription drugs for chronic, severe skin afflictions such as psoriasis, eczema, and acne, along with certain skin cancers and pre-cancerous conditions, are more specific and safer than currently existing products. Use of topical delivery formulations allows these potent products to be conveniently and effectively delivered only to diseased tissues, thereby enhancing both safety and effectiveness. Oncology applications include minimally-invasive treatment of several life-threatening cancers for which no acceptable alternatives exist, such as those of the liver and breast. The ease of use and superior performance of these products may eventually lead to extension into OTC applications currently serviced by less safe, more expensive alternatives. All of these products are in the pre-clinical or clinical trial stage and it is anticipated that they will be acquired from the scientific founders of PHGN.

The Company's medical devices address two major markets: cosmetic treatments, such as wrinkle reduction and elimination of spider veins and other cosmetic blemishes; and therapeutic uses, including photoactivation of certain of the Company's prescription drugs along with non-surgical destruction of certain skin cancers. Products in this area will be developed through partnership with third-party device manufacturers, or through acquisition of one or more such device manufacturers. These devices are ready for clinical trials to begin and it is anticipated that they will be acquired from the scientific founders of PHGN.

The Company's OTC products are designed to be safer and more specific than competing products. For example, the Company's technologies have proven effective in safely resolving problems associated with long-term use of disposable gloves. These technologies offer practical solutions for a number of intractable maladies using ingredients that have limited or no side effects compared with existing products. To develop these products, the Company uses compounds with potent antibacterial and antifungal activity as building blocks and combines them with anti-inflammatory and moisture absorbing agents. Such formulations are applicable to a large number of skin afflictions, including hand irritation associated with glove use, eczema, and mild- to moderate-grade acne. Patent applications have been filed to protect these unique formulations for relevant applications. Small sales of samples have begun for the glove application.

A planned acquisition of Pure-ific L.L.C., a company that develops and sells OTC products, will extend the Company's line of skincare products to include the Pure-ific TM brand, which includes a number of topical antibacterial products. The Pure-ific TM line of hand sanitizers immediately kills up to 99.9% of germs on skin and prevents regrowth for 6 hours. Pure-ific's quick drying sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. The Company intends to extend this line to include additional applications. Pure-ific TM products help prevent spread of germs and, thus, complement the Company's other OTC products designed for use on irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. The Pure-ific TM products are ready for sales through distributor networks.

Products

The Company intends to focus initially on OTC markets using products posing minimal or no regulatory compliance barriers to market introduction. In this fashion, Provectus diminishes the risk of regulatory bars to market introduction and minimizes time required to initial generation of revenues from product sales. Development of higher-margin, longer-term prescription and other products will begin concurrently with introduction of initial OTC products.
Market	Product Applications
OTC	Skincare for glove users, personal hygiene, acne, psoriasis, eczema, dandruff and athlete's foot
Dermatology	Acute psoriasis and severe acne, actinic keratosis, skin cancer
Oncology	Primary cancers and metastases in the liver and breast
Medical Devices	Excitation of pharmaceuticals; treatment of melanoma, wrinkles, spider veins and moles.

Glove Care

The Company's initial OTC product is a combined antiperspirant/antibacterial hand cream (GloveAid TM brand) marketed as increasing the comfort of customer's hands during and after use of disposable gloves. As data is obtained with people who have existing irritation, regulatory applications may be made to expand claims to include therapy for chronic skin problems associated with wearing of disposable gloves. Disposable glove use has become nearly ubiquitous across our society. For example, airport security personnel searching luggage now wear disposable gloves. Use is equally common among personnel engaged in food handling and preparation, sanitation, mail handling, laboratory research, hospital and blood bank personnel, police and fire personnel and many other occupations and industries. Accompanying increasing use of disposable gloves is a mounting incidence of chronic skin irritation that has been characterized as an allergic-like reaction to the glove materials. Currently physicians treat the condition using immunosuppressive therapies.

Hand Sanitizers

The Company's Pure-ific TM brand includes a number of topical antibacterial products that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. These quick drying sprays (Pure-ific TM Spring and Pure-ific TM Kids) have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs.

Dermatology

Dermatology is another major market where our OTC and prescription products can offer significant improvement over current options. Utilizing a common technical paradigm, there are a number of highly attractive opportunities for rapid market capture.

Mild- to moderate-grade psoriasis, eczema, and acne. For these indications the Company will market OTC products similar to those in the GloveAid TM line. This line will be designed to treat superficial infection and the resultant immune response leading to psoriasis, eczema, and acne.

Acute psoriasis. Extensive use of light-based therapies in this field (i.e., PUVA, Psoralen with ultraviolet A for treatment of acute psoriasis) establishes an excellent baseline for new products. The Company's proprietary topical photoactive product, Xantryl TM (PV-10 topical gel), has shown great promise in Phase 1 clinical trials. In these studies (involving more than 50 test subjects) Xantryl TM was applied topically to psoriatic plaques, then illuminated with green light. A single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted after 90 days; drug alone and light alone produced no significant effects, and there was no evidence of rebound following treatment. Further, no pain or significant side effects were observed in any treated areas. Such response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. The Company believes this treatment will be superior because this combination of drug + light only affects diseased tissue with negligible potential for side effects in healthy tissue. This product is part of the anticipated acquisition from PHGN.

Severe Acne. Severe acne affects well over one million individuals in the U.S., causing pain, disfigurement, and social isolation. This disease has proven responsive to several photodynamic regimens, and we anticipate that Xantryl TM can be used as an advanced treatment for this disease. Pre-clinical studies show that the active ingredient in Xantryl TM readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis and actinic keratosis, suggests that therapy with Xantryl TM will exhibit no significant side effects and will afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne. Moreover, multiple-indication use by a common pool of physicians (dermatologists) should reduce market resistance. This product is part of the anticipated acquisition from PHGN.

Actinic Keratosis. Building on what we've learned with psoriasis and acne, we are assessing use of Xantryl TM with green light activation for treatment of early and more advanced stages of AK, and completed an initial Phase 1 clinical trial for this indication in 2001. This product is part of the anticipated acquisition from PHGN.

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. These products are part of the anticipated acquisition from PHGN.

Liver Cancer. The current standard of care for liver cancer is ablative therapy (via localized ethanol injection, cryosurgery, or radiofrequency ablation), with a five-year survival rate of 33%. In pre-clinical studies we have shown that direct injection of Provecta TM (PV-10 sterile injection) into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects.

Breast Cancer. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of Provecta TM into these tumors ablates breast tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. When considered in the context of fine-needle biopsy as a routine diagnostic procedure, localized ablation of suspected tumors through direct injection of Provecta TM clearly has the potential of becoming a primary treatment. We are evaluating options for initiating clinical studies of direct injection of Provecta TM into breast tumors, and expect to formulate final plans based on results from clinical studies of our indication for Provecta TM in liver cancer.

Medical Device Systems

In addition to our pharmaceutical products, we have a number of therapeutic medical devices that should allow us to rapidly place innovative products on the market. These devices address two major markets: cosmetic treatments, such as wrinkle reduction and elimination of spider veins and other cosmetic blemishes; and therapeutic uses, including photoactivation of certain of the Company's prescription drugs (i.e., Xantryl TM) along with non-surgical destruction of skin cancers. Products in this area will be developed through partnership with third-party device manufacturers, or through acquisition of one or more such device manufacturers. These products are part of the anticipated acquisition from PHGN.

Melanoma. A high priority in this area is development of a laser-based product for treatment of melanoma. We have conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single, quick treatment of tumors in a rabbit model resulted in elimination of over 90% of tumors, signaling that the device is nearly ready for human studies. While ocular melanoma is rare (approximately 2,000 new cases annually in the U.S.), these results pave the way for possible treatment of primary melanomas of the skin (which has an incidence of over 52,000 new cases annually in the U.S. and a 13% five-year survival rate once metastasis has occurred). We have performed similar treatments on large cutaneous melanoma tumors in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment (average tumor thickness of approximately 3 mm). Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. We anticipate partnering with a medical device manufacturer to bring this device to market via a 510(k) application.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of June 30, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company.

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

On April 23, 2002, the Company entered into an Agreement and Plan of Reorganization with Provectus Pharmaceuticals, Inc., (a Tennessee corporation). As such, 6,680,000 post-split shares of common stock were issued in exchange for all of the issued and outstanding shares of the Tennessee corporation.

On April 23, 2002, 800,000 post-split shares of common stock were issued for consideration pursuant to the Agreement and Plan of Reorganization.

On April 23, 2002, the Company issued 900,000 post-split shares of its common stock for services rendered pursuant to an S-8 Registration Statement at $.01 per share.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2002, an Agreement and Plan of Reorganization between the Company and Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, was approved by a majority consent of the outstanding shares of the Company, whereby 6,680,000 shares of Provectus Pharmaceutical, Inc. were exchanged for all of the issued and outstanding shares of Provectus Pharmaceuticals, Inc. As part of the acquisition, the Company changed its name to Provectus Pharmaceuticals, Inc., and elected three directors. 119,999 shares of 381,794 shares outstanding consented to the acquisition, name change and election of directors as follows: H. Craig Dees, Chairman of the Board; Timothy C. Scott, Director; and Eric A. Wachter, Director.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

A Form 8-K Current Report was filed on April 24, 2002 regarding the acquisition of Provectus Pharmaceuticals, Inc. A subsequent Form 8-K was filed on May 28, 2002 which included the pro forma financial statements reflecting the acquisition .

No other exhibits or reports were filed on Form 8-K.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Provectus Pharmaceuticals, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002 By: /s/ Craig Dees

Craig Dees, Chief Executive Officer

Date: August 14, 2002 By: /s/ Danil R Hamilton

Daniel R. Hamilton, Chief Financial Officer