Form 10QSB/A
period 2002-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2002-09-03
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 0-9410

PROVECTUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in charter)
Nevada	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Financial Statements

June 30, 2002

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheet

	June	December
	30, 2002	31, 2001
	(Unaudited)
Assets
Current Assets
Cash	$ 373	$ -
Accounts Receivable	5,000	-
	_____________	___________
Total Assets	$ 5,373	$ -
	_____________	_____________
Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable	$ 24,528	$ 1,544
Note Payable - Stockholder	5,000	2,100
	_____________	_____________
Total Current Liabilities	29,528	3,644
	_____________	_____________
Stockholders' Equity
Common Stock, 100,000,000 Shares Authorized at $0.001 Par Value; 8,645,763 & 85,731 Shares Issued & Outstanding Respectively	8,646	86
Additional Paid In Capital	39,947	5,745,250
Accumulated Deficit	(72,748)	(5,748,980)
	_____________	_____________
Total Stockholders' Equity	(24,155)	(3,644)
	_____________	_____________
Total Liabilities & Stockholders' Equity	$ 5,373	$ -
	_____________	_____________

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Cumulative through January 1, 2002 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001	2002
Revenue	$ 5,000	$ -	$ 5,000	$ -	$ 5,000
	_____________	_____________	_____________	_____________	_____________
Total Revenues	5,000	-	5,000	-	5,000
Expenses
General & Administrative	60,219	-	77,812	10,000	77,812
	_____________	_____________	_____________	_____________	_____________
Total Expenses	60,219	-	77,812	10,000	77,812
(Loss) from Operations	(55,219)	-	(72,812)	(10,000)	(72,812)
Other Income (Expenses)
Interest Income	30	-	64	-	64
	_____________	_____________	_____________	_____________	_____________
Total Other Income	30	-	64	-	64
	_____________	_____________	_____________	_____________	_____________
(Loss) Before Taxes	(55,189)	-	(72,748)	(10,000)	(72,748)
Taxes	-	-	-	-	-
	_____________	_____________	_____________	_____________	_____________
Net (Loss)	$ (55,189)	$ -	$ (72,748)	$ (10,000)	$ (72,748)
	_____________	_____________	_____________	_____________	_____________
Net (Loss) Per Share	$ (0.01)	$ (0.00)
	_____________	_____________
Weighted Average Shares Outstanding	5,678,727	1,179,567
	_____________	_____________

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Cumulative through January 1, 2002
	June 30, 2002	June 30, 2001	to June 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (72,748)	$ (10,000)	$ (72,748)
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities;
Stock Issued for Services	23,593	10,000	23,593
Deficit Resulting from Reverse Merger	25,000	-	25,000
(Increase) in Accounts Receivable	(5,000)	-	(5,000)
Increase in Accounts Payable	24,528	-	24,528
	_____________	_____________	_____________
Net Cash Provided (Used) By Operating Activities	(4,627)	-	(4,627)
Cash Flows from Investing Activities	-	-	-
	_____________	_____________	_____________
Net Cash Provided (Used) By Investing Activities	-	-	-
Cash Flows from Financing Activities
Proceeds from Note Payable - Related Party	5,000	-	5,000
	_____________	_____________	_____________
Net Cash Provided (Used) By Financing Activities	5,000	-	5,000
	_____________	_____________	_____________
Increase (Decrease) in Cash	373	-	373
Cash, Beginning of Period	-	-	-
	_____________	_____________	_____________
Cash, End of Period	$ 373	$ -	$ 373
	_____________	_____________	_____________
Disclosures from Operating Activities
Interest	$ -	$ -	$ -
Taxes	-	-	-

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2002

NOTE 1 - Organization

Provectus Pharmaceuticals, Inc., was incorporated on May 1, 1978, under the laws of the state of Colorado. In 1991, Provectus Pharmaceuticals, Inc., ceased operations and was considered to be a development stage company effective January 1, 1992. On April 3, 2002, the Company changed its domicile through the formation and merger with a subsidiary in Nevada. The Company also changed its par value from no par value to $.001 per share. The Company has authority to issue 100,000,000 shares of common stock.

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

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

On April 23, 2002, an Agreement and Plan of Reorganization between the Company and Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, was approved by a majority consent of the outstanding shares of the Company, whereby 6,680,000 shares of Provectus Pharmaceuticals, Inc. were exchanged for all of the issued and outstanding shares of Provectus Pharmaceuticals, Inc. As part of the acquisition, the Company changed its name to Provectus Pharmaceuticals, Inc.

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

A planned acquisition of Pure-ific L.L.C., a company that develops and sells OTC products, will extend the Company's line of skincare products to include the Pure-ific (TM) brand, which includes a number of topical antibacterial products. The Pure-ific (TM) line of hand sanitizers immediately kills up to 99.9% of germs on skin and prevents regrowth for 6 hours. Pure-ific's quick drying sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. The Company intends to extend this line to include additional applications. Pure-ific (TM) products help prevent spread of germs and, thus, complement the Company's other OTC products designed for use on irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. The Pure-ific (TM) products are ready for sales through distributor networks.

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

Glove Care

The Company's initial OTC product is a combined antiperspirant/antibacterial hand cream (GloveAid (TM) brand) marketed as increasing the comfort of customer's hands during and after use of disposable gloves. As data is obtained with people who have existing irritation, regulatory applications may be made to expand claims to include therapy for chronic skin problems associated with wearing of disposable gloves. Disposable glove use has become nearly ubiquitous across our society. For example, airport security personnel searching luggage now wear disposable gloves. Use is equally common among personnel engaged in food handling and preparation, sanitation, mail handling, laboratory research, hospital and blood bank personnel, police and fire personnel and many other occupations and industries. Accompanying increasing use of disposable gloves is a mounting incidence of chronic skin irritation that has been characterized as an allergic-like reaction to the glove materials. Currently physicians treat the condition using immunosuppressive therapies.

Hand Sanitizers

The Company's Pure-ific (TM) brand includes a number of topical antibacterial products that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. These quick drying sprays (Pure-ific (TM) Spring and Pure-ific (TM) Kids) have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs.

Dermatology

Dermatology is another major market where our OTC and prescription products can offer significant improvement over current options. Utilizing a common technical paradigm, there are a number of highly attractive opportunities for rapid market capture.

Mild- to moderate-grade psoriasis, eczema, and acne. For these indications the Company will market OTC products similar to those in the GloveAid (TM) line. This line will be designed to treat superficial infection and the resultant immune response leading to psoriasis, eczema, and acne.

Acute psoriasis. Extensive use of light-based therapies in this field (i.e., PUVA, Psoralen with ultraviolet A for treatment of acute psoriasis) establishes an excellent baseline for new products. The Company's proprietary topical photoactive product, Xantryl (TM) (PV-10 topical gel), has shown great promise in Phase 1 clinical trials. In these studies (involving more than 50 test subjects) Xantryl (TM) was applied topically to psoriatic plaques, then illuminated with green light. A single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted after 90 days; drug alone and light alone produced no significant effects, and there was no evidence of rebound following treatment. Further, no pain or significant side effects were observed in any treated areas. Such response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. The Company believes this treatment will be superior because this combination of drug + light only affects diseased tissue with negligible potential for side effects in healthy tissue. This product is part of the anticipated acquisition from PHGN.

Severe Acne. Severe acne affects well over one million individuals in the U.S., causing pain, disfigurement, and social isolation. This disease has proven responsive to several photodynamic regimens, and we anticipate that Xantryl (TM) can be used as an advanced treatment for this disease. Pre-clinical studies show that the active ingredient in Xantryl (TM) readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis and actinic keratosis, suggests that therapy with Xantryl (TM) will exhibit no significant side effects and will afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne. Moreover, multiple-indication use by a common pool of physicians (dermatologists) should reduce market resistance. This product is part of the anticipated acquisition from PHGN.

Actinic Keratosis. Building on what we've learned with psoriasis and acne, we are assessing use of Xantryl (TM) with green light activation for treatment of early and more advanced stages of AK, and completed an initial Phase 1 clinical trial for this indication in 2001. This product is part of the anticipated acquisition from PHGN.

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. These products are part of the anticipated acquisition from PHGN.

Liver Cancer. The current standard of care for liver cancer is ablative therapy (via localized ethanol injection, cryosurgery, or radiofrequency ablation), with a five-year survival rate of 33%. In pre-clinical studies we have shown that direct injection of Provecta (TM) (PV-10 sterile injection) into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects.

Breast Cancer. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of Provecta (TM) into these tumors ablates breast tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. When considered in the context of fine-needle biopsy as a routine diagnostic procedure, localized ablation of suspected tumors through direct injection of Provecta (TM) clearly has the potential of becoming a primary treatment. We are evaluating options for initiating clinical studies of direct injection of Provecta (TM) into breast tumors, and expect to formulate final plans based on results from clinical studies of our indication for Provecta (TM) in liver cancer.

Medical Device Systems

In addition to our pharmaceutical products, we have a number of therapeutic medical devices that should allow us to rapidly place innovative products on the market. These devices address two major markets: cosmetic treatments, such as wrinkle reduction and elimination of spider veins and other cosmetic blemishes; and therapeutic uses, including photoactivation of certain of the Company's prescription drugs (i.e., Xantryl (TM)) along with non-surgical destruction of skin cancers. Products in this area will be developed through partnership with third-party device manufacturers, or through acquisition of one or more such device manufacturers. These products are part of the anticipated acquisition from PHGN.

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

Item 6. Exhibits and Reports on Form 8-K.

A Form 8-K Current Report was filed on April 24, 2002 regarding the acquisition of Provectus Pharmaceuticals, Inc. A subsequent Form 8-K was filed on May 28, 2002 which included the pro forma financial statements reflecting the acquisition.

No other exhibits or reports were filed on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: September 3, 2002 By: Timothy C. Scott

Timothy C/ Scott, President

Date: September 3, 2002 By: Daniel R. Hamilton

Daniel R. Hamilton, Chief Financial Officer

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

Date: September 3, 2002 By: /s/ Craig Dees

Craig Dees, Chief Executive Officer

Date: September 3, 2002 By: /s/ Daniel R Hamilton

Daniel R. Hamilton, Chief Financial Officer