Form 10QSB
period 2002-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2002-11-15
CIK 315545

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

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

Class Outstanding as of November 14, 2002

Common Stock, $.001 Par Value 8,445,763

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Provectus Pharmaceuticals, Inc. (a development stage company) at September 30, 2002 and December 31, 2001, and the statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2002

_______________________________________________________________________________________________

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheet
	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash	$ 401	$ -
Accounts Receivable	5,000	-
	__________	__________
Total Assets	$ 5,401	$ -
	__________	__________
Liabilities & Stockholders' Equity
Current Liabilities
Accounts Payable	$ 43,851	$ 1,544
Note Payable - Stockholder	6,000	2,100
	__________	__________
Total Current Liabilities	49,851	3,644
	__________	__________
Stockholders' Equity
Common Stock, 100,000,000 Shares Authorized at $0.001 Par Value; 8,845,763 & 85,731 Shares Issued & Outstanding Respectively	8,846	86
Additional Paid In Capital	71,748	5,745,250
Accumulated Deficit	(125,044)	(5,748,980)
	__________	__________
Total Stockholders' Equity	(44,450)	(3,644)
	__________	__________
Total Liabilities & Stockholders' Equity	$ 5,401	$ -
	__________	__________

See accompanying notes to financial statements.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended Sept. 30,	For the Three Months Ended Sept. 30,	For the Nine Months Ended Sept. 30,	For the Nine Months Ended Sept. 30,	Cumulative through January 1, 2002 to September 30,
	2002	2001	2002	2001	2002
Revenue	$ -	$ -	$ 5,000	$ -	$ 5,000
	__________	__________	__________	__________	__________
Total Revenues	-	-	5,000	-	5,000
	__________	__________	__________	__________	__________
Expenses
General & Administrative	52,296	3,400	130,109	13,400	130,109
	__________	__________	__________	__________	__________
Total Expenses	52,296	3,400	130,109	13,400	130,109
	__________	__________	__________	__________	__________
(Loss) from Operations	(52,296)	(3,400)	(125,109)	(13,400)	(125,109)
Other Income (Expenses)
Interest Income	-	-	65	-	65
	__________	__________	__________	__________	__________
Total Other Income	-	-	65	-	65
	__________	__________	__________	__________	__________
(Loss) Before Taxes	(52,296)	(3,400)	(125,044)	(13,400)	(125,044)
Taxes	-	-	-	-	-
	__________	__________	__________	__________	__________
Net (Loss)	$ (52,296)	$ (3,400)	$ (125,044)	$ (13,400)	$ (125,044)
	__________	__________	__________	__________	__________
Net (Loss) Per Share	$ (0.01)	$ (0.00)
	__________	__________
Weighted Average Shares Outstanding	5,678,727	1,179,567
	__________	__________

See accompanying notes to financial statements.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001	Cumulative through January 1, 2002 to September 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (125,044)	$ (13,400)	$ (125,044)
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities;
Stock Issued for Services	55,593	10,000	55,593
Deficit Resulting from Reverse Merger	25,000	-	25,000
(Increase) in Accounts Receivable	(5,000)	-	(5,000)
Increase in Accounts Payable	43,852	-	43,852
	__________	__________	__________
Net Cash Provided (Used) By Operating Activities	(5,599)	(3,400)	(5,599)
	__________	__________	__________
Cash Flows from Investing Activities	-	-	-
	__________	__________	__________
Net Cash Provided (Used) By Investing Activities	-	-	-
	__________	__________	__________
Cash Flows from Financing Activities
Proceeds from Note Payable - Related Party	6,000	3,400	6,000
	__________	__________	__________
Net Cash Provided (Used) By Financing Activities	6,000	3,400	6,000
	__________	__________	__________
Increase (Decrease) in Cash	401	-	401
Cash, Beginning of Period	-	-	-
	__________	__________	__________
Cash, End of Period	$ 401	$ -	$ 401
	__________	__________	__________
Disclosures from Operating Activities
Interest	$ -	$ -	$ -
Taxes	-	-	-

See accompanying notes to financial statements.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2002

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

September 30, 2002

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

On April 23, 2002, 800,000 post-split shares of common stock were issued, at $.01 per share, for consideration pursuant to the Agreement and Plan of Reorganization dated April 22, 2002.

On April 23, 2002, the Company issued 900,000 post-split shares of its common stock for services rendered pursuant to an S-8 Registration Statement at $.01 per share.

On September 16, 2002, the Company issued 100,000 shares of its common stock for services rendered pursuant to an S-8 Registration Statement. The shares were valued at $.16 per share. An additional 100,000 shares of the Company's common stock were issued for services but were not registered under the Securities Act of 1933. These shares were also valued at $.16 per share for a total value for both transactions of $32,000.

Provectus Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2002

NOTE 5 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company currently has no assets or operations from which it can provide working capital.

NOTE 6 - Acquisitions

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

Sales are expected to come initially from the OTC products within the U.S. The Company's products will be sold through existing distributorships that market and distribute medical products and/or pharmaceuticals.

It is anticipated that in the future Provectus Pharmaceuticals will obtain the rights to Prescription (Rx) Drugs and Medical Device Systems technologies via acquisition from the scientific founders of Photogen Technologies (PHGN Nasdaq small cap). The scientific founders of Photogen Technologies (PHGN) have signed a separation agreement with Photogen Technologies that was given final PHGN-stock-holder approval at Photogen's annual stockholder's meeting on October 31, 2002. This will facilitate the acquisition by Provectus.

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

The Company has been in negotiations to acquire a company called Pure-ific, Inc. and expects to complete the transaction, through a stock for stock exchange, by the end of the fiscal year. Pure-ific develops and sells OTC products, and will extend the Company's line of skincare products to include the Pure-ific TM brand, which includes a number of topical antibacterial products. The Pure-ific TM line of hand sanitizers immediately kills up to 99.9% of germs on skin and prevents regrowth for 6 hours. Pure-ific's quick drying sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. The Company intends to extend this line to include additional applications. Pure-ificTM products help prevent spread of germs and, thus, complement the Company's other OTC products designed for use on irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. The Pure-ific TM products are ready for sales through distributor networks.

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

Hand Sanitizers

The Company's anticipated Pure-ific TM brand includes a number of topical antibacterial products that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. These quick drying sprays (Pure-ific TM Spring and Pure-ific TM Kids) have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of September 30, 2002, reflects a total asset value of $5,401. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company.

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

On September 16, 2002, the Company issued 100,000 shares of its common stock for services rendered pursuant to an S-8 Registration Statement. The shares were valued at $.16 per share. An additional 100,000 shares of the Company's common stock were issued for services but were not registered under the Securities Act of 1933. These shares were also valued at $.16 per share for a total value for both transactions of $32,000.

Subsequent to the end of the quarter on October 16, 2002, the Company reacquired and returned to the treasury 400,000 shares of common stock from a private investor.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

On August 7, 2002 a Form 8-K was filed reflecting a Press Release announcing the Company's plans to acquire from its founders a therapeutics business to be created pursuant to a separation agreement between the founders and Photogen Technologies, Inc.

No other exhibits or reports were filed on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: November 14, 2002 By: /s/ Timothy C Scott

Timothy C. Scott, President

Date: November 14, 2002 By: /s/ Daniel R Hamilton

Daniel R. Hamilton, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Provectus Pharmaceuticals, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2002 By: /s/ Craig Dees

Craig Dees, Chief Executive Officer

Date: November 14, 2002 By: /s/ Daniel R Hamilton

Daniel R. Hamilton, Chief Financial Officer