Form 10KSB
period 2002-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2003-04-15
CIK 315545

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-9410

PROVECTUS PHARMACEUTICALS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0031917 (I.R.S. Employer Identification Number)
7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee (Address of Principal Executive Offices)	37931 (Zip Code)

865/769-4011
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

Common shares, par value $.001 per share
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for the most recent fiscal year were $0.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 21, 2003, was $1,437,854 (based on the average bid and ask price of $0.32).

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 21, 2003 was 9,452,689.

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROVECTUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-KSB

i

PROVECTUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1. Description of Business.

HISTORY

        Provectus Pharmaceuticals, Inc., formerly known as "Provectus Pharmaceutical, Inc." and "SPM Group, Inc.," was incorporated under Colorado law on May 1, 1978. SPM Group, Inc. ceased operations in 1991, and became a development-stage company effective January 1, 1992, with the new corporate purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate.

        On April 1, 2002, SPM Group, Inc. changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation ("PPI"). On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical, pursuant to which 6,680,000 shares of common stock of Provectus Pharmaceutical were exchanged for all of the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly owned subsidiary of the Company. For accounting purposes, this transaction was treated as a recapitalization of PPI and the issuance of shares of PPI for Provectus Pharmaceutical, Inc. The historical financial information set forth in this report is PPI's historical financial statements from the date of PPI's incorporation, January 17, 2002.

        On November 19, 2002, Provectus Pharmaceuticals acquired Valley Pharmaceuticals, Inc. ("Valley"), a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging its subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, which we intend to use to develop:

  •
  prescription drugs, medical and other devices (including laser devices) and over-the-counter pharmaceutical products in the fields of dermatology and oncology, and

  •
  technologies for the preparation of human and animal vaccines, diagnosis of infectious diseases and enhanced production of genetically engineered drugs.

        Prior to the acquisition of Valley, the entity was considered to be in the development state and had not generated any revenues from the assets we acquired.

        On December 5, 2002, Provectus Pharmaceuticals acquired the assets of Pure-ific L.L.C., a Utah limited liability company, and created a wholly owned subsidiary, Pure-ific Corporation, to operate that business. By acquiring Pure-ific L.L.C., we acquired the product formulations for Pure-ific personal sanitizing sprays, along with the "Pure-ific" trademarks. With this acquisition, we intend to continue development and begin to market a line of personal sanitizing sprays and related products to be sold over the counter under the "Pure-ific" brand name.

DESCRIPTION OF BUSINESS

Overview

        Provectus Pharmaceuticals, Inc., a Nevada corporation ("Provectus"), and its two wholly owned subsidiaries, Xantech Pharmaceuticals, Inc. ("Xantech") and Pure-ific Corporation ("Pure-ific"), develop, license and market and plan to sell products in three sectors of the healthcare industry:

  •
  Over-the-counter ("OTC") products;

  •
  Prescription drugs; and

  •
  Medical device systems

        We manage Provectus, Xantech and Pure-ific on an integrated basis, and when we refer to "we" or "us" or "the Company" in this Annual Report on Form 10-KSB, we refer to all three corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone 865/769-4011.

        Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a suite of core technologies that support multiple products in the prescription drug, medical device and OTC products categories. Our prescription drug products encompass the areas of dermatology and oncology and involve several types of drugs, including those produced by advanced biotechnology methods. Our medical device systems include therapeutic and cosmetic lasers, while our OTC products address markets primarily involving skincare applications.

        Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. (For more information on these barriers, see "Federal Regulation of Therapeutic Products" below.) In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of safe, consumer-friendly products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.

Over-the-Counter Pharmaceuticals

        Our OTC products are designed to be safer and more specific than competing products. Our technologies offer practical solutions for a number of intractable maladies, using ingredients that have limited or no side effects compared with existing products. To develop our OTC products, we typically use compounds with potent antibacterial and antifungal activity as building blocks and combine these building blocks with anti-inflammatory and moisture-absorbing agents. Products with these properties can be used for treatment of a large number of skin afflictions, including:

  •
  hand irritation associated with use of disposable gloves

  •
  eczema

  •
  mild to moderate acne

        Where appropriate, we have filed or will file patent applications and will seek other intellectual property protection to protect our unique formulations for relevant applications.

GloveAid

        Personnel in many occupations and industries now use disposable gloves daily in the performance of their jobs, including:

  •
  Airport security personnel;

  •
  Food handling and preparation personnel;

  •
  Sanitation workers;

  •
  Postal and package delivery handlers and sorters;

  •
  Laboratory researchers;

  •
  Health care workers such as hospital and blood bank personnel; and

  •
  Police, fire and emergency response personnel.

        Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. In 2003, we have begun small-scale sales of GloveAid in U.S. and foreign markets, and are focusing on reaching full-scale distribution of GloveAid by the fourth quarter of 2003.

        The chronic skin irritation that accompanies the long-term use of disposable gloves has been characterized as an allergic-like reaction to the glove materials. Currently, physicians treat the condition using steroids and other immunosuppressive therapies. To avoid possible regulatory bars, we are marketing GloveAid as a means to increase users' comfort, not as a long-term therapy for treatment of chronic skin irritation. However, as we obtain data regarding people who have existing chronic skin irritation, we may seek regulatory approval of GloveAid to permit us to market it as a therapy for chronic skin problems associated with wearing of disposable gloves. If we are successful in obtaining this regulatory approval, we anticipate that our projected sales of GloveAid likely would increase severalfold.

Pure-ific

        Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. We are beginning limited distribution of Pure-ific during the first quarter of 2003. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.

Dermatology

        A number of dermatological conditions, including psoriasis, eczema, and acne, result from a superficial infection which triggers an overwhelming immune response. We anticipate developing OTC products similar to the GloveAid line for the treatment of mild to moderate cases of psoriasis, eczema, and acne. Wherever possible, we intend to formulate these products to minimize or avoid significant regulatory bars that might adversely impact time to market.

Prescription Drugs

        We are developing a number of prescription drugs which we expect will provide minimally invasive treatment of chronic severe skin afflictions such as psoriasis, eczema, and acne; and several life-threatening cancers such as those of the liver, breast and prostate. We believe that our products will be safer and more specific than currently existing products. Use of topical or other direct delivery formulations allows these potent products to be conveniently and effectively delivered only to diseased tissues, thereby enhancing both safety and effectiveness. The ease of use and superior performance of these products may eventually lead to extension into OTC applications currently serviced by less safe, more expensive alternatives. All of these products are in the pre-clinical or clinical trial stage.

Dermatology

        Our most advanced prescription drug candidate for treatment of topical diseases on the skin is Xantryl, a topical gel. PV-10, the active ingredient in Xantryl, is "photoactive": it reacts to light of certain wavelengths, increasing its therapeutic effects. PV-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a "photodynamic" treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PV-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PV-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of about three to five millimeters. For this reason, we have developed Xantryl combined with green-light activation for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues.

        Acute psoriasis.    Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, called "plaques," for which current treatments are few and those that are available have potentially serious side effects. There are approximately five million people in the United States who suffer from psoriasis, with an estimated 160,000 to 250,000 new psoriasis cases each year. There is no known cure for the disease at this time. More than 65% of psoriasis sufferers, those with mild to moderate cases, are treated with topical steroids that can have unpleasant side effects; none of the other treatments for moderate cases of psoriasis have proven completely effective. The 25-30% of psoriasis patients who suffer from more severe cases generally are treated with more intensive drug therapies or PUVA, a light-based therapy that combines the drug Psoralen with exposure to ultraviolet A light. While PUVA is one of the more effective treatments, it increases a patient's risk of skin cancer.

        We believe that Xantryl activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. In these studies, involving more than 50 test subjects, Xantryl was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of "rebound" (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We expect to conduct Phase 2 studies in the near future, in which we expect to assess the potential for remission of the disease using a regimen of weekly treatments similar to those used for PUVA.

        Actinic Keratosis.    Actinic keratosis, or "AK" (also called solar keratosis or senile keratosis), is the most common pre-cancerous skin lesion among fair-skinned people and is estimated to occur in over 50% of elderly fair-skinned persons living in sunny climates. Nearly half of the approximately five million cases of skin cancer in the U.S. are believed to have begun as AK. The standard treatments for AK (primarily comprising excision, cryotherapy, and ablation with topical 5-fluorouracil) are often painful and frequently yield unacceptable cosmetic outcomes due to scarring. Building on our experience with psoriasis, we are assessing use of Xantryl with green-light activation as a possible improvement in treatment of early and more advanced stages of AK. We completed an initial Phase 1 clinical trial of the therapy for this indication in 2001. This study, involving 24 subjects, examined the safety profile of a single treatment using topical Xantryl with green light photoactivation; no significant safety concerns were identified. We are assessing the data from the study as a possible basis for further clinical development of Xantryl for AK.

        Severe Acne.    Severe acne affects well over one million individuals in the U.S., causing pain, disfigurement, and social isolation. This disease has proven responsive to several photodynamic regimens, and we anticipate that Xantryl can be used as an advanced treatment for this disease. Pre-clinical studies show that the active ingredient in Xantryl readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis and actinic keratosis, suggests that therapy with Xantryl will exhibit no significant side effects and will afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne.

        As noted above, we are researching multiple uses for Xantryl with green-light activation. Multiple-indication use by a common pool of physicians—dermatologists, in this case—should reduce market resistance to this new therapy.

Oncology

        Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue.

        Liver Cancer.    The current standard of care for liver cancer is ablative therapy (which seeks to reduce a tumor by poisoning, freezing, heating, or irradiating it) using either a localized injection of ethanol (alcohol), cryosurgery, radiofrequency ablation, or ionizing radiation such as X-rays. Where effective, these therapies have many side effects; selecting therapies with fewer side effects tends to reduce overall effectiveness. Combined, ablative therapies have a five-year survival rate of 33%—meaning that only 33% of those liver cancer patients whose cancers are treated using these therapies survive for five years after their initial diagnoses. In pre-clinical studies we have found that direct injection of Provecta into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects. Based on these encouraging preclinical results, we are assessing strategies for initiation of clinical trials of Provecta for treatment of liver cancer.

        Breast Cancer.    Breast cancer afflicts over 200,000 U.S. citizens annually, leading to over 40,000 deaths. Surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, resulting in serious side effects that in many cases are permanent. Moreover, current treatments are relatively ineffective against metastases, which in many cases are the eventual cause of patient mortality. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of Provecta into these tumors ablates the tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. Since fine-needle biopsy is a routine procedure for diagnosis of breast cancer, and since the needle used to conduct the biopsy also could be used to direct an injection of Provecta into the tumor, localized destruction of suspected tumors through direct injection of Provecta clearly has the potential of becoming a primary treatment. We are evaluating options for initiating clinical studies of direct injection of Provecta into breast tumors, and expect to formulate final plans based on results from clinical studies of our indication for Provecta in liver cancer.

        Prostate Cancer.    Cancer of the prostate afflicts approximately 190,000 U.S. men annually, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. The Company believes that direct injection of Provecta into prostate tumors may selectively ablate such tumors, and, as in the case of liver and breast tumors, may also elicit an anti-tumor immune response capable of eradicating distant metastases. Since trans-urethral ultrasound, guided fine-needle biopsy and immunotherapy, along with brachytherapy implantation, are becoming routine procedures for diagnosis and treatment of these cancers, we believe that localized destruction of suspected tumors through direct injection of Provecta can become a primary treatment. We are evaluating options for initiating clinical studies of direct injection of Provecta into prostate tumors, and expect to formulate final plans based on results from clinical studies of our indications for Provecta in the treatment of liver and breast cancer.

Medical Devices

        We are developing medical devices to address two major markets:

  •
  cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

  •
  therapeutic uses, including photoactivation of Xantryl other prescription drugs and non-surgical destruction of certain skin cancers.

        We expect to develop medical devices through partnerships with third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers.

        Photoactivation.    Our clinical tests of Xantryl for dermatology have, up to the present, utilized a number of commercially-available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for Xantryl; access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatologic treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipates that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturer.

        Melanoma.    A high priority in our medical devices field is the development of a laser-based product for treatment of melanoma. We initially conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S. However, we believed that our extremely successful results could be extrapolated to treatment of primary melanomas of the skin, which have an incidence of over 52,000 new cases annually in the U.S. and a 13% five-year survival rate after metastasis of the tumor. We have performed similar laser treatments on large (averaging approximately 3 millimeters thick) cutaneous melanoma tumors implanted in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment. Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. From these results, we believe that a device for laser treatment of primary melanomas of the skin and eye is nearly ready for human studies. We anticipate partnering with a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see "Federal Regulation of Therapeutic Products" below.

Research and Development

        We have placed most research activities on hold as we attempt to conserve available capital and achieve full capitalization of the Company through equity and convertible debt offerings, generation of product revenues, and other means. In the interim, we are maintaining our research facilities in anticipation of a resumption of our research programs. All ongoing research and development activities are directed toward supporting our OTC product launches and maintaining our intellectual property portfolio.

Production

        We have determined that the most efficient use of our capital in producing OTC products is to contract production with experienced entities having previous success in economically producing such products. We have ongoing relationships with two OTC product manufacturers and several OTC service vendors that will manufacture, package, warehouse and ship our OTC products.

Sales

        Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.

        We are commencing limited sales of GloveAid and Pure-ific during the first half of 2003. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces.

        In addition to developing and selling products ourselves, we are negotiating actively with a number of potential licensees for several of our intellectual properties, including patents and related technologies. We anticipate consummating one or more such licenses in the future.

INTELLECTUAL PROPERTY

Patents

        We hold a number of U.S. patents covering the suite of technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

U.S. Patent No.	Title	Issue Date
5,829,448	Method for improved selectivity in photo-activation of molecular agents	November 3, 1998
5,832,931	Method for improved selectivity in photo-activation and detection of molecular diagnostic agents	November 10, 1998
5,998,597	Method for improved selectivity in photo-activation of molecular agents	December 7, 1999
6,042,603	Method for improved selectivity in photo-activation of molecular agents	March 28, 2000
6,331,286	Methods for high energy phototherapeutics	December 18, 2001
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	March 9, 2001
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	October 22, 2002
6,493,570	Method for improved imaging and photodynamic therapy	December 10, 2002
6,495,360	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	December 17, 2002
6,519,076	Methods and apparatus for optical imaging	February 11, 2003
6,525,862	Methods and apparatus for optical imaging	February 25, 2003
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	April 1, 2003

        We continue to pursue patent applications on numerous other developments we believe to be patentable. We consider our issued patents, our pending patent applications and any patentable inventions which we may develop to be extremely valuable assets of our business.

Trademarks

        We own the following trademarks used in this document: Xantryl™, Provecta™, GloveAid™, and Pure-ific™ (including Pure-ific™ and Pure-ific™ Kids). We also own the registered trademark PulseView®. Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

COMPETITION

        In general, the pharmaceutical industry is intensely competitive, characterized by rapid advances in products and technology. A number of companies have developed and continue to develop products that address the areas we have targeted. Some of these companies are major pharmaceutical companies that are international in scope and very large in size, while others are niche players that may be less familiar but have been successful in one or more areas we are targeting. Existing or future pharmaceutical, device, or other competitors may develop products that accomplish similar functions to our technologies in ways that are less expensive, receive faster regulatory approval, or receive greater market acceptance than our products. Many of our competitors have been in existence for considerably longer than we have, have greater capital resources, broader internal structure for research, development, manufacturing and marketing, and are in many ways further along in their respective product cycles.

        At present, our most direct competitors are smaller companies that are exploiting niches similar to ours. In the field of photodynamic therapy, one competitor, QLT, Inc., has received FDA approval for use of its agent Photofrin® for treatment of several niche cancer indications, and has a second product, Visudyne®, approved for treatment of certain forms of macular degeneration. Another competitor in this field, Dusa Pharmaceuticals, Inc. recently received FDA approval of its photodynamic product Levulan® Kerastik® for treatment of actinic keratosis. We believe that QLT and Dusa, among other competitors, have established a working commercial model in dermatology and oncology, and that we can benefit from this model by offering products that, when compared to our competitors' products, afford superior safety and performance, greatly reduced side effects, improved ease of use, and lower cost, compared to those of its competitors.

        While it is possible that eventually we may compete directly with major pharmaceutical companies, we believe it is more likely that we will enter into joint development, marketing, or other licensure arrangements with such competitors.

        We also have a number of market areas in common with traditional skincare cosmetics companies, but in contrast to these companies, our products are based on unique, proprietary formulations and approaches. For example, we are unaware of any products in our targeted OTC skincare markets that our similar to our GloveAid and Pure-ific products. Further, proprietary protection of our products may help limit or prevent market erosion until the our patents expire.

FEDERAL REGULATION OF THERAPEUTIC PRODUCTS

        All of the prescription drugs and medical devices we currently contemplate developing will require approval by the United States Food and Drug Administration (the "FDA") prior to sales within the United States and by comparable foreign agencies prior to sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products.

        The regulatory process required by the FDA, through which our drug or device products must pass successfully before they may be marketed in the U.S., generally involves the following:

  •
  Preclinical laboratory and animal testing;

  •
  Submission of an application that must become effective before clinical trials may begin;

  •
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

  •
  FDA approval of the application to market a given product for a given indication.

        For pharmaceutical products, preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards. We expect any pilot studies to be conducted outside the United States; but if any are conducted in the United States, they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

        If the FDA is satisfied with the results and data from preclinical tests, it will authorize human clinical trials. Human clinical trials typically are conducted in three sequential phases which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

        Applicable medical devices can be cleared for commercial distribution through a notification to the FDA under Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective and substantially equivalent to a legally marketed or classified device that is currently in interstate commerce. Such devices may not require detailed testing. Certain high-risk devices that sustain human life, are of substantial importance in preventing impairment of human health, or that present a potential unreasonable risk of illness or injury, are subject to a more comprehensive FDA approval process initiated by filing a premarket approval ("PMA") application (for devices) or accelerated approval (for drugs).

        We have established a core clinical development team and have been working with outside FDA consultants to assist us in developing product-specific development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input to the design and site selection of human clinical studies. Historically, obtaining FDA approval for photodynamic therapies has been a challenge. Wherever possible, we intend to utilize lasers or other activating systems that have been previously approved by the FDA to mitigate the risk that our therapies will not be approved by the FDA. The FDA has considerable experience with lasers by virtue of having reviewed and acted upon many 510(k) and premarket approval filings submitted to it for various photodynamic and non-photodynamic therapy laser applications, including a large number of cosmetic laser treatment systems used by dermatologists.

        The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market.

        Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks. To expedite development, we may pursue some or all of our initial clinical testing and approval activities outside the United States, and in particular in those nations where our products may have substantial medical and commercial relevance. In some such cases any resulting products may be brought to the U.S. after substantial offshore experience is gained. Accordingly, we intend to pursue any such development in a manner consistent with U.S. standards so that the resultant development data is maximally applicable for potential FDA approval.

PERSONNEL

Executive Officers

        As of April 15, 2003, our executive officers are:

        H. Craig Dees, Ph.D., 51, Chief Executive Officer.    Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc. ("Photogen"), the former corporate parent of Valley when Valley was known as "Photogen, Inc.," including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory ("ORNL"), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing "killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin—Madison in 1984.

        Timothy C. Scott, Ph.D., 45, President.    Dr. Scott has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was as a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen's Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment, and held senior research and management positions at ORNL. Dr. Scott has been involved in developing numerous high-tech innovations in a broad range of areas, including separations science, biotechnology, biomedical, and advanced materials. He has licensed several of his innovations to the oil and gas and biotechnology industries. As Director of the Bioprocessing R&D Center at ORNL, Dr. Scott achieved a national presence in the area of use of advanced biotechnology for the production of energy, fuels, and chemicals. He earned a Ph.D. in Chemical Engineering from the University of Wisconsin—Madison in 1985.

        Eric A. Wachter, Ph.D., 40, Vice President—Pharmaceuticals.    Dr. Wachter has served as our Vice President—Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin—Madison in 1988.

        Daniel R. Hamilton, 53, Chief Financial Officer.    Mr. Hamilton has served as our Chief Financial Officer since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as Manager of Finance and Administration for Photogen. Mr. Hamilton has diversified professional experience working in all aspects of accounting and financial operations with special emphasis on planning and objective setting, operational and financial leadership, and administrative management. He has experience in private companies, public institutions, and public corporations subject to SEC rules. Mr. Hamilton earned a Bachelor of Science degree in Business Administration from the University of Tennessee in 1971, and is a Certified Public Accountant.

Employees

        We currently employ five persons, all of whom are full-time employees.

AVAILABLE INFORMATION

        Provectus Pharmaceuticals, Inc. is a "public company," and therefore we are subject to the informational requirements of the Securities Exchange Act of 1934. To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission (the "SEC"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

        Our Internet address is http://www.pvct.com. Because of our recent reorganization, we are undertaking an extensive renovation of our Web site. As part of this renovation, we have made available, through a link to the SEC's Web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K and amendments to those reports). To receive paper copies of our SEC materials, please contact us by U.S. mail, telephone, facsimile or electronic mail at the following address:

      Provectus Pharmaceuticals, Inc.
      Attention: President
      7327 Oak Ridge Highway, Suite A
      Knoxville, TN 37931
      Telephone: 865/769-4011
      Facsimile: 865/769-4013
      Electronic mail: info@pvct.com

        If possible, please provide us with your electronic mail address so that we may deliver electronic copies to you free of charge.

Item 2. Description of Property.

        We currently lease approximately 4,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $2,800 per month, and the lease is renewed on a month-to-month basis. We believe that these offices generally are adequate for our current needs and our needs in the immediate future.

Item 3. Legal Proceedings.

        From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. At present, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        During the three months ended December 31, 2002, we did not submit any matters to a vote of our stockholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

        Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2001:

2001	High	Low
First Quarter (January 1 to March 31)	$1.00	$1.88
Second Quarter (April 1 to June 30)	$2.75	$1.50
Third Quarter (July 1 to September 30)	$2.75	$1.01
Fourth Quarter (October 1 to December 31)	$3.00	$1.00
2002
First Quarter (January 1 to March 31)	$2.60	$0.02
Second Quarter (April 1 to June 30)	$10.01	$0.30
Third Quarter (July 1 to September 30)	$1.05	$0.12
Fourth Quarter (October 1 to December 31)	$0.55	$0.07

        High and low quotation information was obtained from data provided by Yahoo! Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

        As of March 21, 2003, we had 1,546 stockholders of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our board of directors.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2002, we did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

  1.
  Pursuant to the Agreement and Plan of Reorganization dated as of April 22, 2002, among the Company, PPI and the shareholders of PPI (the "Reorganization Agreement"), the Company issued 6,680,000 shares of common stock to the shareholders of PPI in exchange for all of the issued and outstanding shares of PPI. As of the close of business on April 22, 2002, the value of our common stock was $3.00 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

  2.
  Pursuant to the Reorganization Agreement, the Company issued an aggregate of 800,000 shares of common stock to four individuals as consideration for services performed by those individuals in connection with the transactions described in the Reorganization Agreement. As of the close of business on April 22, 2002, the value of our common stock was $3.00 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities

    Act, based on the sale of these shares to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

  3.
  Pursuant to a Consulting Agreement dated August 15, 2002 between the Company and Numark Capital Corporation ("Numark"), the Company issued Numark 100,000 shares of common stock as consideration for management consulting services, business advisory services, shareholder information services and public relations services performed and to be performed for the Company by Numark. As of the close of business on August 16, 2002, the value of our common stock was $0.23 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

  4.
  Pursuant to a letter agreement dated June 7, 2002 between the Company and Nace Pharma, LLC ("Nace Pharma"), the Company granted Nace Pharma warrants for the purchase of 100,000 shares of common stock at a price of approximately $2.29 per share. These warrants will become exercisable only when and if Nace Pharma successfully introduces the Company to one of a group of designated major pharmaceutical companies and that introduction results in a transaction with an estimated value to the Company of at least $10 million, and will expire on June 7, 2005 if not exercised before that date. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the issuance of the warrants, and the sale of the shares of common stock issuable upon exercise of the warrants, to a single purchaser in a transaction not involving any general solicitation or general advertising.

  5.
  On November 19, 2002, the Company issued an aggregate of 500,007 shares of common stock to the former owners of Valley as consideration for the acquisition of the Valley assets. As of the close of business on November 19, 2002, the value of our common stock was $0.40 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

  6.
  Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Gryffindor Agreement") between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor"), the Company issued to Gryffindor a Convertible Secured Promissory Note dated November 26, 2002 in the original principal amount of $1 million (the "Note"). The Note bears interest at 8% per annum, payable quarterly in arrears, and is due and payable in full on November 26, 2004. Our obligations under the Note are secured by a first priority security interest in all of our Company's assets, including the assets held by our Xantech and Pure-ific subsidiaries. Subject to certain exceptions, the Note is convertible into shares of our common stock beginning on the November 26, 2003; the principal amount of the Note is convertible at the rate of one share of common stock for each $0.737 of principal converted, while accrued but unpaid interest on the Note is convertible at the rate of one share of common stock for each $0.55 of accrued but unpaid interest converted. Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to Stuart Fuchs Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"), entitling Gryffindor and Mr. Fuchs to purchase, in the aggregate, up to 452,919 Common Shares at a price of $0.001 per share. These warrants were exercised immediately upon issuance. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the issuance of the Note and the Warrants, and the sale of the shares of common stock issuable upon conversion of the Note and exercise of the Warrant, to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

  7.
  On December 5, 2002, the Company issued an aggregate of 25,000 shares of common stock to the former owners of Pure-ific as consideration for the acquisition of the Pure-ific assets. As of the close of business on December 5, 2002, the value of our common stock was $0.50 per share. In addition to the shares issued at closing, the Company will issue the former owners of Pure-ific warrants entitling them to purchase an aggregate of 80,000 shares of common stock at an exercise price of $0.50 per share (the closing price of our common stock on December 5, 2002) upon (i) the achievement of certain targets for sales of Pure-ific personal sanitizing sprays; and (ii) December 5, 2003, 2004 and 2005. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

GOING CONCERN

        In connection with their audit report on our consolidated financial statements as of December 31, 2002, BDO Seidman LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

        Our technologies are in early stages of development. We have not generated revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. In November 2002, we obtained $1 million from Gryffindor through the sale of the Note and the Warrant. In addition, at critical junctures during 2002 we obtained approximately $109,000 in additional funding through short-term loans from Eric A. Wachter, our Vice President—Pharmaceuticals, a member of our Board of Directors, and a major stockholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended.

        Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to proceed as rapidly as possible with the development of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will successfully raise the needed funds, we cannot assure you that we will be able to raise sufficient capital to sustain operations before we can commence revenue generation or that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

PLAN OF OPERATION

        With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for a successful operating company that we believe will provide both short-term profitability and long-term growth. In 2003, through careful control of expenditures, escalating sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase stockholder value.

        In the short term, we intend to develop our business by marketing, manufacturing, and distributing our existing OTC products, principally GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining FDA approval of prescription drugs and medical devices. Additionally, we intend to restart our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Cash Flow

        As of December 31, 2002, we held approximately $717,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs until the end of June 2003. We already have begun to reduce our expenditure rate by suspending most of our research programs; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure that we will be successful either in increasing sales of OTC products or in reducing expenditures. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

Capital Resources

        As noted above, our present cash flow is not sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes, much less to meet our longer-term needs for investment in our business through execution of the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2003 will come from the proceeds of private placements or public offerings of debt or equity securities. We are currently in discussions with multiple funding sources and feel confident adequate operating funding and development funding will result. While we believe that we have reasonable basis for our expectation that we will be able to raise additional funds, we cannot give you an assurances that we will be able to do so on commercially reasonable terms. In addition, any such financing may result in significant dilution to stockholders.

Market Outlook

        Our products are divided into three classes:

  •
  OTC products addressing the skincare markets;

  •
  Prescription pharmaceuticals addressing the dermatology and oncology markets; and

  •
  Medical devices

        Our estimates of the size of the markets for each of these three product classes are set forth in the following table:

Product Area	Approximate Annual Value of Sales in U.S. Market
(millions)
OTC Products
Personal hygiene	$100
Disposable glove care	100
Acne (all grades)	1,000
Prescription Pharmaceuticals
Psoriasis	1,500
Liver, breast and prostate cancer	1,000
Medical Devices
Medical device systems	250

Skincare

        We are developing OTC products for three areas in the skincare market:

  1.
  personal hygiene products;

  2.
  hand care products for workers who use disposable gloves; and

  3.
  products for treatment of acne.

        In the future, we expect to develop products for additional areas in the skincare market, including treatments for psoriasis, eczema, and various fungal infections such as dandruff and athlete's foot.

        Personal Hygiene.    Our Pure-ific brand of OTC products includes a number of topical antibacterial products that address the personal hygiene market, including a hand sanitizer that immediately kills germs on skin and prevents regrowth for six hours. We believe that annual retail sales in the United States of hand sanitizers are approximately $100 million; this figure excludes sales of antibacterial sprays such as Lysol®, which we estimate at more than $1.2 billion in annual U.S. sales. We anticipate extending our Pure-ific brand to include additional products that leverage technologies utilized in our other skincare products.

        Disposable Glove Care.    We estimate that annual wholesale sales of disposable gloves in the U.S. are over $1.2 billion, including $530 million in sales to the acute care or hospital market, $560 million in sales to the medical laboratory and non-hospital market, and $100 million in sales to the dental market. Use of gloves for protection in other areas, including airport security, food preparation, sanitation, blood banks, research facilities, mail handling, police and fire personnel, is rapidly growing as concerns over possible exposure to biological or other hazards increase. We further anticipate that consumers will spend comparable amounts on hand care products as on the gloves themselves.

        Acne.    Acne affects an estimated 20 million people in the U.S. at any given time. 85% of all people aged 12 to 25 will experience acne problems, while 59% of women aged 25 to 39 suffer from this affliction. 70% percent of adult acne sufferers, and an even a higher fraction of teenagers, rely on self-medication to treat their acne. OTC products for treatment of mild- to moderate-grade acne generally are sold through department stores, supermarkets, and drug stores; combined sales of these products are believed to have exceeded $800 million dollars in the year 2000 and were expected to increase by approximately 10% per year. In addition to these OTC products, Frost & Sullivan have estimated the U.S. prescription acne care market at $1.3 billion, with over 7.7 million visits to physicians in 2001 for treatment of severe acne.

        Other Skincare.    We anticipate that the formulations of our OTC products and prescription drugs can be sued to treat other conditions of the skin, including psoriasis, eczema, and fungal infections such as dandruff and athlete's foot. There are approximately 7 million psoriasis patients in the U.S., with between 160,000 and 250,000 new cases diagnosed every year. In the U.S., the total cost of psoriasis treatment was $2.9 billion in 1995. The numbers are similar for eczema and fungal infections. We believe these represent extremely large future opportunities for our skincare products.

Prescription Pharmaceuticals

        We are developing prescription drugs for the treatment of certain severe dermatologic conditions such as psoriasis, and for the treatment of serious cancers, including those of the liver, breast, and prostate.

        Acute Psoriasis.    Psoriasis is a chronic skin disease affecting approximately 5 million Americans, with over 150,000 new cases diagnosed annually. The cause of psoriasis is unknown and there is no cure. Thus, patients typically undergo prolonged care over a period of years to decades. Approximately 2.5 million psoriasis patients are treated annually by U.S. physicians (primarily dermatologists), comprising an estimated annual expenditure of $1.5 billion for treatment in the mid-1990s. More recent estimates project a $1-2 billion market opportunity for new therapies divided among several multi-hundred-million dollar products.

        Liver Cancer.    Hepatocellular carcinoma, or HCC, accounts for approximately 90% of all liver tumors and is the most common solid-organ tumor worldwide, causing over 1 million deaths annually. HCC is associated with chronic liver injury from viral hepatitis (hepatitis B and C), and has attained epidemic proportions among men aged 25 to 34 in eastern Asia, tropical Africa, and southern Italy. Although currently of relatively low incidence in the U.S. and Europe, the rapid rise in hepatitis infection in these regions signifies that this may soon change. In contrast, the primary form of liver cancer in the U.S. currently is metastatic colorectal carcinoma (155,000 new cases and 60,000 deaths annually, with a 6% five-year survival rate). The current standard of care for these forms of liver cancer is ablative therapy (via localized ethanol injection, cryosurgery, or radiofrequency ablation). A combined five-year survival rate of 33% for these therapies demonstrates the pressing need for new therapeutic approaches in a worldwide market estimated at over $500 million.

        Breast Cancer.    The American Cancer Society estimates that approximately 205,000 new cases of invasive breast cancer, and over 54,000 new cases of in situ breast cancer, will occur in the U.S. in 2002, leading to approximately 40,000 deaths. Current treatments (lumpectomy, mastectomy, removal of regional lymph nodes, radiation therapy, chemotherapy, and hormone therapy) are expensive and associated with unacceptable side effects. While five-year survival rates are excellent for localized tumors (96%), this rate drops to 21% once distant metastasis has occurred. This illustrates that surgical excision and standard adjuvant treatments (such as chemotherapy and radiation) are ineffective at eliminating metastatic cells that have migrated from the primary treatment site. New, minimally-invasive treatment modalities for breast cancer may have broad applicability to this therapeutic market estimated at well over $1 billion.

        Prostate Cancer.    The American Cancer Society estimates that approximately 190,000 U.S. men are afflicted annually with cancer of the prostate, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that new, minimally-invasive modalities—such as direct injection of our prescription drug Provecta into prostate tumors—may have broad applicability to this therapeutic market as an adjuvant or primary form of therapy, providing an entry into a therapeutic market estimated at well over $500 million.

Medical Device Systems

        This market area comprises two sectors: cosmetic treatments, such as non-ablative wrinkle reduction, elimination of spider veins and other cosmetic blemishes, and laser hair reduction; and therapeutic uses, including activation of certain of the Company's light-activated drugs. Additional areas include non-surgical destruction of skin cancers and removal of unwanted moles and other hyperpigmented features. The U.S. medical laser market exceeded $1.6 billion in 2000, while the market for wrinkle reduction and hair reduction systems alone is currently in excess of $100 million annually. We believe that we can develop new markets for laser devices, significantly in addition to the current market for these devices, as a result of the development of therapies consisting of photoactivation of the our prescription drug products.

Item 7. Financial Statements.

        The consolidated financial statements of the Company, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management's current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

        Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-KSB is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

RISK FACTORS

        Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-KSB. Any of these risks could materially adversely affect our business, operating results and financial condition:

Our independent auditors have expressed doubt about our ability to continue as a going concern.

        Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our December 31, 2002 financial statements. Currently, our continuance as a going concern is dependent upon our ability to raise capital. There can be no assurance that we will be able to raise sufficient capital or generate sufficient cash from operations to continue as a going concern.

Because of our limited operations and the fact that we are currently generating limited revenue, we are unable to service our debt obligations.

        We currently have approximately $1,117,000 in debt outstanding, consisting of $1 million in principal and $8,000 in accrued but unpaid interest owed to Gryffindor pursuant to the Note and $109,000 in principal, plus a small amount of accrued interest, owed to Dr. Wachter. We are trying to secure additional financing, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

        We will require substantial capital resources in order to conduct our operations and develop our products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations only through June 2003, and we cannot guarantee that we will not need additional capital at an earlier date. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

Existing shareholders may face dilution from our financing efforts

        We must raise additional capital from external sources to execute our business plan. We plan to issue debt securities, capital stock, or a combination of these securities. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

The prescription drug and medical device products in our internal pipeline are at an early stage of development, and they may fail in subsequent development or commercialization.

        We are continuing to pursue clinical development of our most advanced pharmaceutical drug products, Xantryl and Provecta, for use as treatments for specific conditions. These products and other pharmaceutical drug and medical device products that we are currently developing will require significant additional research, formulation and manufacture development, and pre-clinical and extensive clinical testing prior to regulatory licensure and commercialization. Pre-clinical and clinical studies of our pharmaceutical drug and medical device products under development may not demonstrate the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Pharmaceutical drug and medical device products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

  •
  a product may be found to be ineffective or have harmful side effects during subsequent pre-clinical testing or clinical trials;

  •
  a product may fail to receive necessary regulatory clearance;

  •
  a product may be too difficult to manufacture on a large scale;

  •
  a product may be too expensive to manufacture or market;

  •
  a product may not achieve broad market acceptance;

  •
  others may hold proprietary rights that will prevent a product from being marketed; or

  •
  others may market equivalent or superior products.

        We do not expect any pharmaceutical drug products or medical device products we are developing to be commercially available for at least several years, if at all. Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized products. Further, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Our OTC products are at an early stage of introduction, and we cannot be sure that they will be widely accepted in the marketplace.

        We recently have begun marketing GloveAid and Pure-ific, our first two OTC products, on a limited basis. In order for these products to become commercially successful, we must increase significantly our distribution of them. Increasing distribution of these products requires, in turn, that we or distributors representing us increase marketing of these products. In view of our limited financial resources, we may be unable to afford increases in our marketing of our OTC products sufficient to improve our distribution of our products. Even if we can and do increase our marketing of our OTC products, we cannot give you any assurances that we can successfully increase our distribution of our products.

        If we do begin increasing our distribution of our OTC products, we must increase our production of these products in order to fill our distribution channels. Increased production will require additional financial resources that we do not have at present. Additionally, we may succeed in increasing production without succeeding in increasing sales, which could leave us with excess, possibly unsaleable, inventory.

Competition in the prescription drug, medical device and OTC pharmaceuticals markets is intense, and we may be unable to succeed if our competitors have more funding or better marketing.

        The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in research efforts related to treatment of dermatological conditions or cancers of the skin, liver and breast, which could lead to the development of products or therapies that could compete directly with the prescription drug, medical device and OTC products that we are seeking to develop and market.

        Many companies are also developing alternative therapies to treat cancer and dermatological conditions and, in this regard, are out competitors. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

  •
  research and development;

  •
  manufacturing;

  •
  preclinical and clinical testing;

  •
  obtaining regulatory approvals; and

  •
  marketing.

        Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations also may conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

        In addition to the above factors, we expect to face competition in the following areas:

  •
  product efficacy and safety;

  •
  the timing and scope of regulatory consents;

  •
  availability of resources;

  •
  reimbursement coverage;

  •
  price; and

  •
  patent position, including potentially dominant patent positions of others.

        As a result of the foregoing, our competitors may develop more effective or more affordable products or achieve earlier product commercialization than we do.

If we do not update and enhance our technologies, they will become obsolete.

        The pharmaceutical market is characterized by rapid technological change, and our future success will depend on our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. If we fail to stay at the forefront of technological development, we will be unable to compete effectively. Our competitors are using substantial resources to develop new pharmaceutical technologies and to commercialize products based on those technologies. Accordingly, our technologies may be rendered obsolete by advances in existing technologies or the development of different technologies by one or more of our current or future competitors.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

        Our business is presently managed by four key employees:

  •
  H. Craig Dees, Ph.D., our Chief Executive Officer;

  •
  Timothy C. Scott, Ph.D., our President;

  •
  Eric A. Wachter, Ph.D. our Vice President – Pharmaceuticals; and

  •
  Daniel R. Hamilton, our Chief Financial Officer.

        In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. If we lose any of these four key employees, it could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave the Company if they choose to do so, and we cannot guarantee that they will not choose to do so, or that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.

Because we have a limited number of employees, our management may be unable to successfully manage our business.

        In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

  •
  Researching diseases and possible therapies in the areas of dermatology and skin care, oncology, and biotechnology;

  •
  Developing prescription drug, medical device and OTC products based on our research;

  •
  Marketing and selling developed products;

  •
  Obtaining additional capital to finance research, development, production and marketing of our products; and

  •
  Managing our business as it grows.

        As discussed above, we currently have only five employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas therefore falls on Drs. Dees, Scott and Wachter and Mr. Hamilton. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result.

Our common stock price can be volatile because of several factors, including a limited public float.

        During the twelve-month period ended December 31, 2002, the sale price of our common stock fluctuated from $10.012 to $0.07 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

  •
  absence meaningful earnings and external financing,

  •
  a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price,

  •
  general volatility of the stock markets and the market prices of other publicly traded companies, and

  •
  investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

It is our policy not to pay dividends.

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On January 3, 2003 we filed a Current Report on Form 8-K reporting that on December 20, 2002 we engaged BDO Seidman, LLP to audit our books and records for 2002 and dismissed Bierwolf, Nilson & Associates, formerly Crouch, Bierwolf & Associates, as our independent auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information called for by this item with respect to our executive officers as of March 15, 2003 is furnished in Part I of this report under the heading Personnel—Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.

        The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Certain Relationships and Related Transactions.

        The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)
Exhibits.    Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b)
Reports on Form 8-K.    During the fiscal quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K:

1.
On November 27, 2002, we filed a Current Report on Form 8-K reporting that on November 19, 2002, we had completed the acquisition of Valley by merging our wholly owned subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc."

2.
On December 10, 2002, we filed a Current Report on Form 8-K reporting that on November 26, 2002, we had entered into the Gryffindor Agreement and issued the Note to Gryffindor and the Warrants to Gryffindor and Mr. Fuchs, and had appointed Mr. Fuchs to our Board of Directors.

3.
On December 20, 2002, we filed a Current Report on Form 8-K reporting that on December 5, 2002, we had completed the acquisition of Pure-ific.

  4.
  On January 3, 2003 we filed, and on January 9, 2003 we amended, a Current Report on Form 8-K reporting that on December 20, 2002 we engaged BDO Seidman, LLP to audit our books and records for 2002 and dismissed Bierwolf, Nilson & Associates, formerly Crouch, Bierwolf & Associates, as our independent auditors.

Item 14. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Annual Report on Form 10-KSB was prepared, in order to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls.    There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.
By:	/s/ H. CRAIG DEES, PH.D. H. Craig Dees, Ph.D. Chief Executive Officer

Date: April 15, 2003

POWER OF ATTORNEY

        Each person whose signature appears below hereby appoints H. Craig Dees, Ph.D., Daniel R. Hamilton and David L. Morehous, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ H. CRAIG DEES, PH.D. H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer)	April 15, 2003
/s/ DANIEL R. HAMILTON Daniel R. Hamilton	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2003
/s/ TIMOTHY C. SCOTT, PH.D. Timothy C. Scott, Ph.D.	President and Director	April 15, 2003
/s/ ERIC A. WACHTER, PH.D. Eric A. Wachter, Ph.D.	Vice President – Pharmaceuticals and Director	April 15, 2003
/s/ STUART FUCHS Stuart Fuchs	Director	April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, H. Craig Dees, Ph.D., certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Provectus Pharmaceuticals, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Provectus Pharmaceuticals, Inc. as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ H. CRAIG DEES, PH.D. H. Craig Dees, Ph.D. Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Daniel R. Hamilton, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Provectus Pharmaceuticals, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Provectus Pharmaceuticals, Inc. as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ DANIEL R. HAMILTON Daniel R. Hamilton Chief Financial Officer

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Provectus Pharmaceuticals, Inc.
Knoxville, Tennessee

        We have audited the accompanying consolidated balance sheet of Provectus Pharmaceuticals, Inc. a development stage company, as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from January 17, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2002 and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $7,121,754, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 5, 2003

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEET

December 31,	2002
Assets
Current Assets
Cash	$717,833
Prepaid expenses	35,481

Total Current Assets	753,314
Equipment and Furnishings, less accumulated depreciation of $39,446	471,429
Patents, net of amortization of $133,916 (Note 2)	19,903,644
Other Assets	27,000

$21,155,387

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable—trade	$98,874
Accrued expenses	77,781

Total Current Liabilities	176,655
Loan From Shareholder (Note 7)	109,000
Convertible Long-Term Debt (net of debt discount of $120,344 (Note 6))	879,656
Shareholders' Equity (Notes 2, 4 and 6)
Common stock; par value $.001 per share; 100,000,000 shares authorized; 9,423,689 shares issued and outstanding	9,424
Paid-in capital	27,102,406
Deficit accumulated during the development stage	(7,121,754)

Total Shareholders' Equity	19,990,076

$21,155,387

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the period January 17, 2002 (inception) to December 31, 2002
Operating Expenses
Research and development	$50,714
General and administrative (including noncash stock compensation of $6,436,000)	6,922,946
Amortization	133,916

Total operating loss	(7,107,576)
Interest expense	(14,178)

Net Loss Applicable to Common Shareholders	$(7,121,754)

Basic and Diluted Loss Per Common Share	$(0.89)

Weighted Average Number of Common Shares Outstanding—Basic and Diluted	7,981,876

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	$—	$—	$—
Issuance to founding shareholders	6,000,000	6,000	(6,000)	—	—
Sale of stock	50,000	50	24,950	—	25,000
Issuance of stock to employees	510,000	510	931,490	—	932,000
Issuance of stock for services	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	6,680,000	6,680	1,310,320	(1,316,198)	802
Shares issued in reverse merger	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	20,547,935	—	20,548,435
Exercise of warrants	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	(5,805,556)	(5,805,556)

Balance, at December 31, 2002	9,423,689	$9,424	$27,102,406	$(7,121,754)	$19,990,076

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period January 17, 2002 (inception) to December 31, 2002
Cash Flows From Operating Activities
Net loss	$(7,121,754)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,446
Amortization of patents	133,916
Amortization of original issue discount	6,243
Compensation through issuance of stock	932,000
Issuance of stock for services rendered	5,504,000
Increase in assets net of acquisitions
Prepaid expenses	(35,481)
Increase (decrease) in liabilities
Accounts payable	95,229
Accrued expenses	77,781

Net cash used in operating activities	(368,620)

Cash Flows From Financing Activities
Proceeds from loans from shareholder	109,000
Proceeds from convertible debt	1,000,000
Proceeds from sale of common stock	25,000
Proceeds from exercise of warrants	453
Purchase and retirement of common stock	(48,000)

Net cash provided by financing activities	1,086,453

Net Change in Cash	717,833
Cash, at January 17, 2002	—

Cash, at end of year	$717,833

Supplemental Disclosures of Cash Flow Information

  Acquisition of Valley Pharmaceuticals, Inc. through the issuance of 500,007 shares of the Company's common stock. The value of the assets purchased was $20,548,435

  Acquisition of Pure-ific through the issuance of common stock valued at $12,500 and warrants valued at $14,500. Assets valued at $27,000 were acquired.

  Discount recorded on convertible debt with warrants of $126,587.

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Provectus Pharmaceuticals, Inc. (together with its subsidiaries, the "Company") is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, cancer, and certain laser device technology. Through a recent acquisition, the Company also intends to develop, manufacture, and distribute over-the-counter pharmaceuticals. To date the Company has no revenues.

Liquidity and Basis of Presentation

        The Company will continue to require additional capital to develop its products and develop sales and distribution channels for its products. However, the Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003. Management believes there are a number of potential alternatives available to meet the Company's continuing capital requirements, including proceeding as rapidly as possible with the development of over-the-counter products that can be sold with a minimum of regulatory compliance and developing revenue sources through licensing of our existing intellectual property portfolio. In addition, the Company is pursuing actively additional debt and/or equity capital in order to support ongoing operations. There can be no assurance that the Company will be able to obtain sufficient additional working capital on commercially reasonable terms or conditions, or at all.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital as described above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation

        Intercompany balances and transactions have been eliminated in consolidation.

Estimates

        The financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

Equipment and Furnishings

        Equipment and furnishings acquired through the acquisition of Valley Pharmaceuticals, Inc. (Note 2) have been stated at fair market value. Other equipment and furnishings are stated at cost. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years, and furniture and fixtures are being depreciated over seven years. Depreciation expense was $39,446 for the year.

Long-Lived Assets

        The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Patent Costs

        Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent.

        Purchased patents at December 31, 2002 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned the majority of Valley and therefore the acquisition was treated as an acquisition of an entity under common control and the assets of Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 14-19 years. Annual amortization of the patents is expected to be approximately $1,148,000 per year for the next five years.

Research and Development

        Research and development costs are charged to expense when incurred.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

        The Company has not recorded an income tax benefit for net operating losses incurred of approximately $550,000, expiring in 2022. The Company is in the development stage and realization of the losses is not considered more likely than not. An income tax valuation allowance has been provided for the losses realized to date. The amortization of patents and noncash stock compensation is not deductible for tax purposes.

Basic and Diluted Loss Per Common Share

        Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2002 are 1,371,398 shares issuable upon conversion of convertible debt and accrued interest. Additionally, the Company is committed to issue 30,000 warrants (Note 4(e)).

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company believes the fair value of its fixed-rate borrowings approximates the market value.

Stock Options

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), and applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. The Company expenses the fair value of stock options granted to nonemployees. As of December 31, 2002, the Company has not issued any stock options.

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this interpretation will have any impact on the financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides, among other things, alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed. SFAS No. 148 disclosures are effective for annual reports of fiscal years ending after December 15, 2002 and interim reports ending after December 15, 2002. The Company plans to use the intrinsic value method of accounting for stock-based compensation if and when it issues stock options to its employees or directors.

2. RECAPITALIZATION AND MERGER

        On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a "blank check" public company, acquired Provectus Pharmaceuticals, Inc., a privately held Tennessee corporation

("PPI"), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the "Company") and PPI became a wholly owned subsidiary of the Company.

        For financial reporting purposes, the transaction has been reflected in the accompanying financial statements as a recapitalization of PPI and the financial statements reflect the historical financial information of PPI which was incorporated on January 17, 2002.

        The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc, which owned the intellectual property to be used in the Company's operations.

        On November 19, 2002, the Company acquired Valley Pharmeceuticals, Inc, ("Valley") a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $20,548,435 and included patents of $20,037,560 and equipment and furnishings of $510,875.

3. COMMITMENTS

        At December 31, 2002, the Company leases office and laboratory space in Knoxville, Tennessee, on a month-by-month basis. The Company also has equipment operating leases. Minimum future rental payments under noncancellable equipment operating leases are as follows:

Year ending December 31,	Leases
2003	$25,527
2004	15,214
2005	1,242

Total	$41,983

        Total rental expense charged to operations for the year ended December 31, 2002 was $10,200.

4. EQUITY TRANSACTIONS

        (a)  During 2002, the Company issued 2,020,000 shares of stock in exchange for consulting services. These services were valued based on the fair market value of the stock exchanged which resulted in consulting costs charged to operations of $5,504,000.

        (b)  During 2002, the Company issued 510,000 shares of stock to employees in exchange for services rendered. These services were valued based on the fair market value of the stock exchanged which resulted in compensation costs charged to operations of $932,000.

        (c)  In February 2002, the Company sold 50,000 shares of stock to a related party in exchange for proceeds of $25,000.

        (d)  In June 2002, the Company issued a warrant to a consultant for the purchase of 100,000 shares at $2.29 per share. The warrant is only exercisable upon the successful introduction of the Company to a designated pharmaceutical company.

        (e)  In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

        (f)    On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2002, none of these targets have been met and accordingly, no costs have been recorded.

5. STOCK INCENTIVE PLAN

        The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 1,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

        Options granted under the 2002 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2002, no options have been granted under this plan.

6. LONG-TERM CONVERTIBLE DEBT

        Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Purchase Agreement") between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor"), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the "Note"). The Note bears interest at 8% per annum, payable quarterly in arrears, and is due and payable in full on November 26, 2004. Subject to certain exceptions, the Note is convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note is convertible into common stock at the rate of one share for each $0.737 of principal so converted and accrued but unpaid interest on the Note is convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted.

        The Company's obligations under the Note are secured by a first priority security interest in all of the Company's assets, including the capital stock of the Company's wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation ("Xantech"). In addition, the Company's obligations to Gryffindor are guaranteed by Xantech, and Xantech's guarantee is secured by a first priority security interest in all of Xantech's assets.

        Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to another individual Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"), entitling these parties to purchase, in the aggregate, up to 452,919 shares of common stock at a price of $0.001 per share. Simultaneously with the completion of the transactions described in the Purchase Agreement, the Warrants were exercised in their entirety.

        The $1,000,000 in proceeds received was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined to be $126,587 using a Black-Scholes option pricing model. The fair value of these warrants was recorded as a discount on the related debt and is being amortized over the life of the debt using the interest method. Amortization of $6,243 has been recorded as additional interest expense as of December 31, 2002.

7. LOAN FROM SHAREHOLDER

        During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003.

EXHIBIT INDEX

Exhibit No.		Description
2.1	*	Agreement and Plan of Reorganization dated April 23, 2002, among Provectus Pharmaceutical, Inc., a Nevada corporation ("Provectus"), Provectus Pharmaceuticals, Inc., a Tennessee corporation ("PPI"), and the stockholders of PPI identified therein, incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated April 23, 2002, as filed with the SEC on April 24, 2002.
2.2	*
Agreement and Plan of Reorganization dated as of November 15, 2002 among the Company, PPI, Valley Pharmaceuticals, Inc., a Tennessee corporation formerly known as Photogen, Inc., H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 19, 2002, as filed with the SEC on November 27, 2002.
2.3	*
Asset Purchase Agreement dated as of December 5, 2002 among Pure-ific Corporation, a Nevada corporation ("Pure-ific"), Pure-ific, L.L.C., a Utah limited liability company, and Avid Amiri and Daniel Urmann, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.
2.4	*
Stock Purchase Agreement dated as of December 5, 2002 among the Company, Pure-ific, and Avid Amiri and Daniel Urmann, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.
3.1.1
Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.i.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.
3.1.2
Articles of Merger of Provectus Pharmaceuticals, Inc., a Colorado corporation, with and into Provectus, incorporated herein by reference to Exhibit 3.i.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.
3.1.3	†	Certificate of Amendment of Articles of Incorporation of Provectus.
3.2
Bylaws of Provectus, incorporated herein by reference to Exhibit 3.ii to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.
4.1	†	Specimen certificate for the common shares, $.001 par value per share, of Provectus Pharmaceuticals, Inc.
4.2	*
Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

4.3
Convertible Secured Promissory Note of the Company dated November 26, 2002, issued to Gryffindor, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.4
Common Stock Purchase Warrant dated November 26, 2002, issued to Gryffindor, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.5
Common Stock Purchase Warrant dated November 26, 2002, issued to Stuart Fuchs, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.6	*
Stock Pledge Agreement dated as of November 26, 2002 between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.7
Guaranty dated November 26, 2002 from Xantech Pharmaceuticals, Inc., a Tennessee corporation and a wholly owned subsidiary of Provectus ("Xantech"), to Gryffindor, incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.8
Form of Security Agreement between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.9
Form of Patent and License Security Agreement between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.10
Form of Trademark Collateral Assignment and Security Agreement between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.11
Form of Copyright Security Agreement between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.12
Registration Rights Agreement dated as of November 26, 2002 between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.11 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.
4.13	*
Shareholders' Agreement dated as of November 26, 2002 among Provectus, Gryffindor, H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to Exhibit 4.12 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

4.14	*
Warrant Agreement dated as of December 5, 2002 among Provectus, Avid Amiri and Daniel Urmann, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.
4.15
Form of Warrant issuable pursuant to the Warrant Agreement, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.
4.16	*†	Promissory Note of the Company dated December 31, 2002, issued to Eric A. Wachter.
10.1
Consultant Compensation Agreement dated April 23, 2002 among Provectus and Russell Ratliff, Justeene Blankenship, Michael L. Labertew, and Phillip Baker, incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-86896), as filed with the SEC on April 24, 2002.
10.2	**
Provectus Pharmaceuticals, Inc. 2002 Stock Plan, incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-86896), as filed with the SEC on April 24, 2002.
10.3	†	Consulting Agreement dated August 15, 2002 between Provectus and Numark Capital Corporation ("Numark").
10.4
Consulting Agreement dated August 28, 2002 between Provectus and Robert S. Arndt, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-99639), as filed with the SEC on September 17, 2002.
10.5
Consulting Agreement dated August 28, 2002 between Provectus and Nunzio Valerie, Jr., incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-99639), as filed with the SEC on September 17, 2002.
10.6	*†	Letter Agreement dated June 7, 2002 between Provectus and Nace Pharma, LLC.
10.7	†	Letter Agreement dated August 29,2002 between Provectus and Nace Resources, Inc.
10.8	†	Confidentiality, Inventions and Non-competition Agreement between the Company and H. Craig Dees.
10.9	†	Confidentiality, Inventions and Non-competition Agreement between the Company and Timothy C. Scott.
10.10	†	Confidentiality, Inventions and Non-competition Agreement between the Company and Eric A. Wachter.
16.1
Letter of Bierwolf Nilson & Associates dated January 8, 2003, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 20, 2003.
21.1	†	List of Subsidiaries.
23.1	†	Consent of BDO Seidman, LLP.
24.1	†	Power of Attorney (included on page 25 of this Annual Report on Form 10-KSB).
99.1	†
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

99.2	†
Certification Pursuant to 18 U.S.C. § 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated April 15, 2003, executed by Daniel R. Hamilton, Chief Financial Officer of the Company.

*
The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

**
Management compensation contract or plan.

†
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits, List and Reports on Form 8-K.
  Item 14. Controls and Procedures.
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CONSOLIDATED FINANCIAL STATEMENTS
PROVECTUS PHARMACEUTICALS, INC. (A Development-Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX