Form 10QSB
period 2003-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2003-05-09
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended March 31, 2003

OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from __________ to _______________

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                           90-0031917
---------------------------------------         --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

 7327 Oak Ridge Highway Suite A, Knoxville, TN               37931
-----------------------------------------------   ------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                  865/769-4011
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of May 6, 2003 was 9,487,689.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents
                                                                            Page

Part I Financial Information...................................................1

   Item 1.    Financial Statements.............................................1
       Index To Consolidated Financial Statements..............................1
       Consolidated Balance Sheets.............................................2
       Consolidated Statements of Operations...................................3
       Consolidated Statements of Stockholders' Equity.........................4
       Consolidated Statements of Cash Flows...................................5
       Notes to Consolidated Financial Statements..............................6

   Item 2.    Management's Discussion and Analysis or Plan of Operation........8
       Overview................................................................8
       Going Concern..........................................................10
       Plan of Operation......................................................11
       Forward-Looking Statements.............................................14

   Item 3.    Controls and Procedures.........................................14

Part II Other Information.....................................................15

   Item 1.    Legal Proceedings...............................................15

   Item 2.    Changes in Securities and Use of Proceeds.......................15

   Item 3.    Defaults Upon Senior Securities.................................16

   Item 4.    Submission of Matters to a Vote of Security Holders.............16

   Item 5.    Other Information...............................................17

   Item 6.    Exhibits and Reports on Form 8-K................................17

Signatures....................................................................18

Certification of Chief Executive Officer......................................19

Certification of Chief Financial Officer......................................20

Exhibit Index................................................................X-1

                                     Part I
                              Financial Information

   Item 1. Financial Statements.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

     Consolidated Balance Sheets...............................................2
     Consolidated Statements of Operations.....................................3
     Consolidated Statements of Stockholders' Equity...........................4
     Consolidated Statements of Cash Flows.....................................5
     Notes to Consolidated Financial Statements................................6

                         Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                           Consolidated Balance Sheets

                                                                                 March 31,         December 31,
                                                                                      2003                 2002
------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)           (Audited)
Assets

Current Assets
     Cash                                                                  $       140,261    $         717,833
     Prepaid expenses                                                               32,982               35,481
     Prepaid consulting expense (Note 6(b))                                         74,917                    -
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               248,160              753,314

Equipment and Furnishings, less accumulated depreciation of
     $123,327 and $39,446                                                          390,849              471,429

Patents, net of amortization of $420,879 and $133,916                           19,616,681           19,903,644

Other Assets                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------

                                                                           $    20,282,690    $      21,155,387
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                              $        52,572    $          98,874
     Accrued expenses                                                               85,250               77,781
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          137,822              176,655

Loan From Stockholder                                                              109,000              109,000

Convertible Long-Term Debt (net of debt discount of $104,774
     and $120,344) (Note 5)                                                        921,185              879,656

Stockholders' Equity
     Common stock;  par value $.001 per share;  100,000,000  shares authorized; 9,487,689 and 9,423,689 shares issued and
        outstanding, respectively                                                    9,488                9,424
     Paid-in capital                                                            27,219,633           27,102,406
     Accumulated deficit                                                        (8,114,438)          (7,121,754)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                      19,114,683           19,990,076
------------------------------------------------------------------------------------------------------------------

                                                                           $    20,282,690    $      21,155,387
------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                      Consolidated Statements of Operations

                                                                   Three                 Three         Cumulative
                                                            Months Ended          Months Ended            Through
                                                               March 31,             March 31,          March 31,
                                                                    2003                  2002               2003
-------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)           (Unaudited)        (Unaudited)
Operating Expenses
     Research and development                               $    155,783          $      1,000        $   206,497
     General and administrative                                  511,917                10,000          7,434,863
     Amortization                                                286,963                     -            420,879
-------------------------------------------------------------------------------------------------------------------

Total operating loss                                            (954,663)              (11,000)        (8,062,239)

Net interest (expense) income                                    (38,021)                   34            (52,199)
-------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                                           $   (992,684)         $    (10,966)       $(8,114,438)
-------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share                            (0.11)                    -
-------------------------------------------------------------------------------------------------

Weighted Average Number of Common
     Shares Outstanding - Basic and Diluted                    9,451,667             6,230,137
-------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                        Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                 Consolidated Statements of Stockholders' Equity
                                  (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Common Stock
                                                        ------------------------------
                                                        ------------------------------
                                                           Number of                        Paid-in     Accumulated
                                                              Shares       Par Value        Capital         Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance, at January 17, 2002                                       -       $       -   $          -     $         -     $         -

     Issuance to founding stockholders                     6,000,000           6,000         (6,000)              -               -
     Sale of stock                                            50,000              50         24,950               -          25,000
     Issuance of stock to employees                          510,000             510        931,490               -         932,000
     Issuance of stock for services                          120,000             120        359,880               -         360,000
     Net loss for the period from January 17, 2002
      (inception)
         to April 23, 2002 (date of reverse merger)                -               -              -      (1,316,198)     (1,316,198)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at April 23, 2002                                 6,680,000           6,680      1,310,320      (1,316,198)            802

     Shares issued in reverse merger                         265,763             266         (3,911)              -          (3,645)
     Issuance of stock for services                        1,900,000           1,900      5,142,100               -       5,144,000
     Purchase and retirement of stock                       (400,000)           (400)       (47,600)              -         (48,000)
     Stock issued for acquisition of Valley
      Pharmaceuticals                                        500,007             500     20,547,935               -      20,548,435
     Exercise of warrants                                    452,919             453              -               -             453
     Warrants issued in connection with convertible debt           -               -        126,587               -         126,587
     Stock and warrants issued for acquisition of
      Pure-ific                                               25,000              25         26,975               -          27,000
     Net loss for the period from April 23, 2002 (date
      of reverse merger) to December 31, 2002                      -               -              -      (5,805,556)     (5,805,556)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 2002                              9,423,689           9,424     27,102,406      (7,121,754)     19,990,076

     Issuance of stock for services                           64,000              64         22,736               -          22,800
     Issuance of warrants for services                             -               -         94,491               -          94,491
     Net loss for the three months ended March 31, 2003            -               -              -        (992,684)       (992,684)
------------------------------------------------------------------------------------------------------------------------------------

                                                           9,487,689       $   9,488   $ 27,219,633     $(8,114,438)    $19,114,683
------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                     For the Period            Cumulative
                                                                    Three          From January 17,          Amounts From
                                                             Months Ended       2002 (Inception) to      January 17, 2002
                                                           March 31, 2003            March 31, 2002           (Inception)
----------------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)              (Unaudited)             (Unaudited)
Cash Flows From Operating Activities
     Net loss                                                $   (992,684)             $    (10,966)          $(8,114,438)
     Adjustments to reconcile net income to
         net cash used in operating activities
         Depreciation                                              83,881                         -               123,327
         Amortization of patents                                  286,963                         -               420,879
         Amortization of original issue discount                   15,570                         -                21,813
         Compensation through issuance of
              stock                                                     -                         -               932,000
         Issuance of stock for services                            22,800                         -             5,526,800
         Issuance of warrants for services                         19,574                         -                19,574
         (Increase) decrease in assets
              Prepaid expenses                                      2,499                         -               (32,982)
         Increase (decrease) in liabilities
              Accounts payable                                    (46,302)                        -                48,927
              Accrued expenses                                      7,469                         -                85,250
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                            (600,230)                  (10,966)             (968,850)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Capital expenditures                                          (3,301)                        -                (3,301)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              (3,301)                        -                (3,301)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                               -                         -               109,000
     Proceeds from convertible debt                                25,959                         -             1,025,959
     Proceeds from sale of common stock                                 -                    25,000                25,000
     Proceeds from exercise of warrants                                 -                         -                   453
     Purchase and retirement of common stock                            -                         -               (48,000)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                          25,959                    25,000             1,112,412
----------------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                           $   (577,572)             $     14,034           $   140,261

Cash, at beginning of period                                      717,833                         -                     -
----------------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                       $    140,261              $     14,034           $   140,261
----------------------------------------------------------------------------------------------------------------------------

Supplemental Noncash Financing Activities
     Warrants issued to consultants for prepaid services of $74,917 in 2003.


                 See accompanying notes to financial statements.

                        Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                   Notes to Consolidated Financial Statements
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.   GOING CONCERN

         The Company will continue to require additional capital to develop its products and develop sales and distribution channels for its products. However, the Company believes it lacks sufficient working capital to fund operations for the entire fiscal year ending December 31, 2003. Management believes there are a number of potential alternatives available to meet the Company's continuing capital requirements, including proceeding as rapidly as possible with the development of over-the-counter products that can be sold with a minimum of regulatory compliance and developing revenue sources through licensing of the Company's existing intellectual property portfolio. In addition, the Company is pursuing actively additional debt and/or equity capital in order to support ongoing operations. There can be no assurance that the Company will be able to obtain sufficient additional working capital on commercially reasonable terms or conditions, or at all.

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

3.   RECAPITALIZATION AND MERGER

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

         For financial reporting purposes, the transaction has been reflected in the accompanying financial statements as a recapitalization of PPI and the financial statements reflect the historical financial information of PPI, which was incorporated on January 17, 2002.

         The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc., which owned the intellectual property to be used in the Company's operations.

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2003 are 385,000 warrants and 1,442,984 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 80,000 warrants.

5.   LONG-TERM CONVERTIBLE DEBT

     On January 31, 2003, the Convertible Secured Promissory Note and Warrant Agreement between the Company and Gryffindor Capital Partners I, L.L.C. was amended to increase the $1,000,000 principal amount to $1,025,959.

6.   EQUITY TRANSACTIONS

     (a) In the first quarter of 2003, the Company issued 64,000 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $22,800.

     (b) The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In the first quarter of 2003, the Company issued 385,000 warrants in exchange for consulting services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option pricing model. Fair market value for warrants ranged from $0.07 to $0.24. Consulting costs charged to operations were $19,574. At March 31, 2003, $74,917 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future.

7.   CONTINGENCIES

     On April 17, 2003, a suit was filed in the Third Judicial District Court, Salt Lake County, Utah by Kelly Adams, on behalf of himself and "as representatives of certain stockholders of Provectus Pharmaceuticals, Inc., a Nevada corporation." The suit names PPI and Michael L. Labertew, an attorney in Salt Lake City, Utah, as defendants, and seeks to rescind the Agreement and Plan of Reorganization dated April 22, 2002 by which the Company acquired PPI and PPI's former stockholders acquired majority ownership of the Company's common stock. On April 29, 2003, without giving the Company or PPI notice of the motion or an opportunity to respond to it, the Utah court granted Mr. Adams's motion for a 10-day temporary restraining order (the "TRO"), preventing the Company from issuing additional shares of stock for a 10-day period commencing on April 29, 2003 and ending on May 9, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

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

     On November 19, 2002, Provectus Pharmaceuticals acquired Valley Pharmaceuticals, Inc. ("Valley"), a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging its subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, which we intend to use to develop:

     o prescription drugs, medical and other devices (including laser devices) and over-the-counter pharmaceutical products in the fields of dermatology and oncology, and
     o technologies for the preparation of human and animal vaccines, diagnosis of infectious diseases and enhanced production of genetically engineered drugs.

     Prior to its acquisition, Valley was considered to be in the development stage and had not generated any revenues from the assets we acquired.

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

Description Of Business

     Provectus Pharmaceuticals, Inc., a Nevada corporation ("Provectus"), and its two wholly owned subsidiaries, Xantech Pharmaceuticals, Inc. ("Xantech") and Pure-ific Corporation ("Pure-ific"), develop, license and market and plan to sell products in three sectors of the healthcare industry:

     o    Over-the-counter ("OTC") products;

     o    Prescription drugs; and

     o    Medical device systems

     We manage Provectus, Xantech and Pure-ific on an integrated basis, and when we refer to "we" or "us" or "the Company" in this Quarterly Report on Form 10-QSB, we refer to all three corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone 865/769-4011.

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

         We have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. Since the end of the first quarter of 2003, we have begun small-scale sales of GloveAid in U.S. and foreign markets, and are focusing on reaching full-scale distribution of GloveAid by the fourth quarter of 2003.

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

Prescription Drugs

     We are developing a number of prescription drugs which we expect will provide minimally invasive treatment of chronic severe skin afflictions such as psoriasis, eczema, and acne; and several life-threatening cancers such as those of the liver, breast and prostate. We believe that our products will be safer and more specific than currently existing products. Use of topical or other direct delivery formulations allows these potent products to be conveniently and effectively delivered only to diseased tissues, thereby enhancing both safety and effectiveness. All of these products are in the pre-clinical or clinical trial stage.

     Our most advanced prescription drug candidate for treatment of topical diseases on the skin is Xantryl, a topical gel. PV-10, the active ingredient in Xantryl, is "photoactive": it reacts to light of certain wavelengths, increasing its therapeutic effects. PV-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a "photodynamic" treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PV-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PV-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of about three to five millimeters. For this reason, we have developed Xantryl combined with green-light activation for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues. We are researching the use of Xantryl with green-light activation to treat multiple dermatological conditions, including acute psoriasis, actinic keratosis, and severe acne.

Oncology

     Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We are researching the use of PV-10 for the treatment of cancers of the liver, breast and prostate.

Medical Devices

     We are developing medical devices to address two major markets:

     o cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and
     o therapeutic uses, including photoactivation of Xantryl other prescription drugs and non-surgical destruction of certain skin cancers.

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

GOING CONCERN

     In connection with their audit report on our consolidated financial statements as of December 31, 2002, BDO Seidman LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital or achieve profitable operations.

     Our technologies are in early stages of development. We have not generated revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. In
November 2002, we obtained $1 million from Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor") through the sale, pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Gryffindor Agreement") between the Company and Gryffindor, of our Convertible Secured Promissory Note dated November 26, 2002 in the original principal amount of $1 million (the "Note") and Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"). In addition, at critical junctures during 2002 we obtained approximately $109,000 in additional funding through short-term loans from Eric A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major stockholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended.

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

PLAN OF OPERATION

         With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for a successful operating company that we believe will provide both short-term profitability and long-term growth. In 2003, through careful control of expenditures, commencing sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase stockholder value.

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

Cash Flow

     As of March 31, 2003, we held approximately $140,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs until the middle of June 2003. We have reduced our expenditure rate by suspending most of our research programs; in addition, we are seeking to improve our cash flow by commencing sales of OTC products. However, we cannot assure that we will be successful either in commencing sales of OTC products or in reducing expenditures. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

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

Market Outlook

     Our planned products are divided into three classes:

     o    OTC products addressing the skincare markets;
     o Prescription pharmaceuticals addressing the dermatology and oncology markets; and
     o    Medical devices

         Our estimates of the size of the markets for each of these three planned product classes are set forth in the following table:

                                                        Approximate Annual Value
                                                         of Sales in U.S. Market
        Product Area                                           (millions)
        ------------

        OTC Products

             Personal hygiene...........................     $      100

             Disposable glove care......................            100

             Acne (all grades)..........................          1,000

        Prescription Pharmaceuticals

             Psoriasis..................................          1,500

             Liver, breast and prostate cancer..........          1,000

        Medical Devices

             Medical device systems.....................            250

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

     Personal Hygiene. Our Pure-ific brand of OTC products includes a number of topical antibacterial products that address the personal hygiene market, including a hand sanitizer that immediately kills germs on skin and prevents regrowth for six hours. We believe that annual retail sales in the United States of hand sanitizers are approximately $100 million; this figure excludes sales of antibacterial sprays such as Lysol(R), which we estimate at more than $1.2 billion in annual U.S. sales. We anticipate extending our Pure-ific brand to include additional products that leverage technologies utilized in our other skincare products.

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

         Other Skincare. We anticipate that the formulations of our OTC products and prescription drugs can be sued to treat other conditions of the skin, including psoriasis, eczema, and fungal infections such as dandruff and athlete's foot. There are approximately 5 million psoriasis patients in the U.S., with over 150,000 new cases diagnosed every year. In the U.S., the total cost of psoriasis treatment was $2.9 billion in 1995. The numbers are similar for eczema and fungal infections. We believe these represent extremely large future opportunities for our skincare products.

Prescription Pharmaceuticals

     We are developing prescription drugs for the treatment of certain severe dermatological conditions such as psoriasis, and for the treatment of serious cancers, including those of the liver, breast, and prostate.

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

     Prostate Cancer. The American Cancer Society estimates that approximately 190,000 U.S. men are afflicted annually with cancer of the prostate, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that new, minimally-invasive modalities - such as direct injection of our prescription drug Provecta into prostate tumors - may have broad applicability to this therapeutic market as an adjuvant or primary form of therapy, providing an entry into a therapeutic market estimated at well over $500 million.

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management's current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading "Risk Factors" and elsewhere in our Annual Report on Form 10-KSB, which was filed with the SEC on April 15, 2003. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

     Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Quarterly Report on Form 10-QSB is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     Part II
                                Other Information

Item 1. Legal Proceedings.

     On April 17, 2003, subsequent to the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB but prior to the date on which we filed this report with the Securities and Exchange Commission, a suit was filed in the Third Judicial District Court, Salt Lake County, Utah by Kelly Adams, on behalf of himself and "as representative of certain Stockholders of Provectus Pharmaceuticals, Inc., a Nevada corporation." The suit names PPI and Michael L. Labertew, an attorney in Salt Lake City, Utah, as defendants, and seeks to rescind the Agreement and Plan of Reorganization dated April 22, 2002 by which we acquired PPI and PPI's former stockholders acquired majority ownership of our common stock. (This transaction is discussed in more detail in Part I above under the heading "Management's Discussion and Analysis or Plan of Operation.-Overview-History.") On April 29, 2003, without giving the Company or PPI notice of the motion or an opportunity to respond to it, the Utah court granted Mr. Adams's motion for a 10-day temporary restraining order (the "TRO"), preventing us from issuing additional shares of stock for a 10-day period commencing on April 29, 2003 and ending on May 9, 2003. Mr. Adams also has moved for a preliminary injunction that would impose the same restrictions until the completion of the proceedings. The Utah court has scheduled a hearing on the motion for May 13, 2003, at which the court will determine whether or not to issue the requested preliminary injunction.

     We believe the TRO was issued without reason or due process, and we believe that the claims made by Mr. Adams and the "certain Stockholders" in their complaint are groundless. We have retained counsel in Utah, and we intend to contest vigorously the motion for a preliminary injunction and the remainder of the suit.

Item 2. Changes in Securities and Use of Proceeds.


Recent Sales of Unregistered Securities

     During the three months ended March 31, 2003, we did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act") except as follows:

     1. Pursuant to a letter agreement dated January 8, 2003 between the Company and Investor-Gate.com ("Investor-Gate"), the Company retained Investor-Gate to provide investor relations services. For these services, the Company agreed to pay Investor-Gate a monthly fee of $7,250 for the first three months of the agreement and a monthly fee of $6,000 per month thereafter. The monthly fee for the first three months was paid by the issuance and delivery to Investor-Gate of 29,000 shares of our common stock at an agreed-upon value of $0.75 per share. In addition, we agreed to grant Investor-Gate warrants for the purchase of additional shares of our common stock. As of the close of business on January 8, 2003, the value of our common stock was $0.40 per share.

          On February 28, 2003, we terminated the agreement with Investor-Gate as a result of Investor-Gate's failure to perform the contracted-for investor relations services. Investor-Gate retained the 29,000 shares initially issued to it, as well as a warrant exercisable for the purchase of 25,000 shares of our common stock at an exercise price of $0.75 per share. In addition, we remained obligated to issue additional warrants to Investor-Gate on the following terms:

     Number of Shares    Exercise Price     Issue Date         Termination Date
     ----------------    --------------     ----------         ----------------
     25,000 shares           $2.00         April 8, 2003      September 8, 2004

     25,000 shares           $5.00        January 8, 2004        July 8, 2005

          We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of the shares and warrants, and the issuance of the shares of common stock issuable upon exercise of the warrants, to a single purchaser in a transaction not involving any general solicitation or general advertising.

     2. Pursuant to a letter agreement dated January 31, 2003 between the Company and Gryffindor, the Company issued Gryffindor an Amended and Restated Senior Secured Convertible Note dated January 31, 2003 in the original principal amount of $1,025,959 (the "Amended Note"). The Amended Note bears interest at 8% per annum, payable quarterly in arrears, is due and payable in full on November 26, 2004, and amends and restated the original Note in its entirety. As with the Note, our obligations under the Amended Note are secured by a first priority security interest in all of our Company's assets, including the assets held by our Xantech and Pure-ific subsidiaries. Subject to certain exceptions, the Amended Note is convertible into shares of our common stock beginning on the November 26, 2003; the principal amount of the
          Note is convertible at the rate of one share of common stock for each $0.73655655 of principal converted, while accrued but unpaid interest on the Note is convertible at the rate of one share of common stock for each $0.55 of accrued but unpaid interest converted. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the issuance of the Amended Note, and the issuance of the shares of common stock issuable upon conversion of the Amended Note, to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

     3. Pursuant to a letter agreement dated February 20, 2003 between the Company and Strategic Growth International, Inc. ("SGI"), the Company retained SGI as its investor relations consultant. For services under the Agreement, the Company issued SGI warrants on the following terms:

      Number of Shares   Exercise Price     Issue Date        Termination Date
      ----------------   --------------     ----------        ----------------
      120,000 shares         $0.25       February 20, 2003   February 20, 2008

      120,000 shares         $0.35       February 20, 2003   February 20, 2008

      120,000 shares         $0.50       February 20, 2003   February 20, 2008

          In addition, at the Company's option, during the first three months of the agreement the Company may elect to issue SGI 30,000 shares per month in lieu of payment of $3,000 of the monthly cash fee payable under the agreement. As of the close of business on February 18, the last day on which a trade was reported prior to the execution of the agreement with SGI, the value of our common stock was $0.26 per share. During the quarter ended March 31, 2003, we did not exercise our option to issue shares in lieu of payment of fees. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of the shares and warrants, and the issuance of the shares of common stock issuable upon exercise of the warrants, to a single purchaser in a transaction not involving any general solicitation or general advertising.

     4. Pursuant to a letter agreement dated March 27, 2003 between the Company and Josephberg Grosz & Co., Inc. ("JGC"), the Company issued JG Capital, Inc., an affiliate of JGC, 35,000 shares of common stock as consideration for JGC's agreement to assist the Company in obtaining additional capital. As of the close of business on March 21, 2003, the last day on which a trade was reported prior to the execution of the agreement with JGC, the value of our common stock was $0.32 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities.

          No response is required to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the three months ended March 31, 2003, we did not submit any matters to a vote of our stockholders.

Item 5.  Other Information.

     There are no new matters to report.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K. During the fiscal quarter ended March 31, 2003, we filed the following Current Reports on Form 8-K:

     1. On January 3, 2003 we filed, and on January 9, 2003 we amended, a Current Report on Form 8-K reporting that on December 20, 2002 we engaged BDO Seidman, LLP to audit our books and records for 2002 and dismissed Bierwolf, Nilson & Associates, formerly Crouch, Bierwolf & Associates, as our independent auditors.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Provectus Pharmaceuticals, Inc.


                                         By: /s/H. Craig Dees
                                             ----------------------------
                                             H. Craig Dees, Ph.D.
                                             Chief Executive Officer

Date:    May 9, 2003

                    Certification of Chief Executive Officer

I, H. Craig Dees, Ph.D., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Provectus Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Provectus Pharmaceuticals, Inc. as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003                             /s/Craig Dees
                                                 ------------------------------
                                                 H.   Craig   Dees, Ph.D.
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                    Certification of Chief Financial Officer

I, Daniel R. Hamilton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Provectus Pharmaceuticals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Provectus Pharmaceuticals, Inc. as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 9, 2003                                 /s/Daniel R. Hamilton
                                                     -----------------------
                                                     Daniel R. Hamilton
                                                     Chief Financial Officer

                                  Exhibit Index

 Exhibit No.                        Description

    3.1.1 Articles of Incorporation of Provectus Pharmaceuticals, Inc. ("Provectus"), incorporated herein by reference to Exhibit 3.i.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.

    3.1.2 Articles of Merger of Provectus Pharmaceuticals, Inc., a Colorado corporation, with and into Provectus, incorporated herein by reference to Exhibit 3.i.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.

    3.1.3 Certificate of Amendment of Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.1.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003.

      3.2+     Bylaws of Provectus Pharmaceuticals, Inc. (the "Company")

    4.2.1* Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

    4.2.2+ Letter Agreement dated January 31, 2003 between the Company and Gryffindor.

      4.3+ Amended and Restated Convertible Secured Promissory Note of the Company dated January 31, 2003, issued to Gryffindor.

      4.6* Stock Pledge Agreement dated as of November 26, 2002 between the Company and Gryffindor, incorporated herein by reference to
               Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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

     4.17*+ Common Share Purchase Warrant dated January 29, 2003, issued to Investor-Gate.com ("Investor-Gate").

  10.11.1+ Letter Agreement dated January 8, 2003 between the Company and Investor-Gate.

  10.11.2+ Termination Letter dated February 28, 2003 from the Company to Investor-Gate.

    10.12+ Letter Agreement dated February 20, 2003 between the Company and SGI.

    10.13+ Letter Agreement dated March 27, 2003 between the Company and Josephberg Grosz & Co., Inc.

     16.1 Letter of Bierwolf Nilson & Associates dated January 8, 2003, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to
               Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 20, 2003.

     99.1+ Certification Pursuant to 18 U.S.C.ss. 1350 (enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204), dated May 9, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Daniel R. Hamilton, Chief Financial Officer of the Company.

 ------------------------------------
      * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

     **       Management compensation contract or plan.

      +       Filed herewith.

                                                                     Exhibit 3.2
                                     Bylaws
                                       of
                         Provectus Pharmaceuticals, Inc.
--------------------------------------------------------------------------------

                                   Article I
                                  STOCKHOLDERS

Section 1.1.      Annual Meetings

     An annual meeting of stockholders shall be held for the election of directors at such date as may be designated by resolution of the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.

Section 1.2.      Special Meetings

     Special meetings of stockholders for any purpose or purposes may be called at any time by the Board of Directors, or by a committee that has been duly designated by the Board of Directors and has the power and authority to call such meetings, but such special meetings may not be called by any other person or persons.

Section 1.3.      Time and Place of Meetings

     All meetings of stockholders shall be held at such time and place, whether within or without the State of Nevada, as determined by the Board of Directors. If authorized by the Board of Directors in its sole discretion, and subject to such guidelines and procedures as the Board of Directors may adopt, stockholders and proxyholders not physically present at a meeting of stockholders may, by means of remote communication: (a) participate in a meeting of stockholders; and
(b) be deemed present and in person and vote at a meeting of stockholders whether such meeting is to be held at a designated place or solely by means of remote communication; provided, that (i) the Corporation shall implement reasonable measures to verify that each person deemed present and permitted to vote at the meeting by means of remote communication is a stockholder or proxyholder; (ii) the Corporation shall implement measures to provide such stockholders a reasonable opportunity to participate in the meeting and to vote on matters submitted to the stockholders, including an opportunity to read or hear the proceedings of the meeting substantially concurrently with such proceedings, and (iii) if any stockholder or proxyholder votes or takes other action at the meeting by means of remote communication, a record of such vote or other action shall be maintained by the Corporation.

Section 1.4.      Notice of Meetings

     (a) Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, if any, date and hour of the meeting, the means of remote communications, if any, by which stockholders and proxyholders may be deemed to be present in person and vote at such meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the written notice of any meeting shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage prepaid, directed to the stockholder at his or her address as it appears on the records of the Corporation.

     (b) Without limiting the manner by which notice otherwise may be given effectively to stockholders, any notice to stockholders given by the Corporation shall be effective if given by a form of electronic transmission consented to by the stockholder to whom the notice is given. Any such consent shall be revocable by the stockholder by written notice to the Corporation. Any such consent shall be deemed revoked if (i) the Corporation is unable to deliver by electronic transmission two consecutive notices given by the Corporation in accordance with such consent and (ii) such inability becomes known to the secretary or an assistant secretary of the Corporation or to the transfer agent, or other person responsible for the giving of notice; provided, however, the inadvertent failure to treat such inability as a revocation shall not invalidate any meeting or other action.

     (c) Notice given pursuant to Section 1.4(b) shall be deemed given: (i) if by facsimile telecommunication, when directed to a number at which the stockholder has consented to receive notice; (ii) if by electronic mail, when directed to an electronic mail address at which the stockholder has consented to receive notice; (iii) if by a posting on an electronic network together with separate notice to the stockholder of such specific posting, upon the later of
(A) such posting and (B) the giving of such separate notice; and (iv) if by any other form of electronic transmission, when directed to the stockholder. An affidavit of the secretary or an assistant secretary or of the transfer agent or other agent of the Corporation that the notice has been given by a form of electronic transmission shall, in the absence of fraud, be prima facie evidence of the facts stated therein.

Section 1.5.      Adjournments

     Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time, place, if any, thereof, and the means of remote communication, if any, by which stockholders and proxyholders may be deemed to be present in person and vote at such adjourned meeting are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

Section 1.6.      Quorum

     At each meeting of stockholders, except where otherwise provided by law or the Articles of Incorporation or these Bylaws, the holders of a majority of the outstanding shares of stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum. In the absence of a quorum, the stockholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided in Section 1.5 of these Bylaws until a quorum shall attend. Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of any corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity.

Section 1.7.      Administration of Meetings

     Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in his or her absence by the Vice Chairman of the Board, if any, or in his or her absence by the President, or in his or her absence by a Vice President, or in the absence of the foregoing persons, by a chairman designated by the Board of Directors, or in the absence of such designation, by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

Section 1.8.      Voting; Proxies

     Except as otherwise provided by the Articles of Incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by him which has voting power upon the matter in question. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or another duly executed proxy bearing a later date with the Secretary of the Corporation. Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors unless the Board of Directors, or holders of a majority of the outstanding shares of all classes of stock entitled to vote thereon present in person or by proxy at such meeting shall so determine. If voting at a meeting of stockholders is conducted by written ballot, such ballots may be transmitted electronically, provided that any such electronic transmission must either set forth or be submitted with information from which in can be determined that the electronic transmission was authorized by the stockholder or proxyholder. At all meetings of stockholders for the election of directors a plurality of the votes cast shall be sufficient to elect. All other elections and questions shall, unless otherwise provided by law or by the Articles of Incorporation or these Bylaws, be decided by the vote of the holders of a majority of the outstanding shares of stock entitled to vote thereon present in person or by proxy at the meeting.

Section 1.9.      Fixing Date for Determination of Stockholders of Record

     For the purpose of determining the stockholders entitled to notice of, or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or to receive notice that any such corporate action was taken without a meeting or for the purpose of determining the stockholders entitled to receive payment of any dividend or the allotment of any rights, or to exercise any rights in respect of any conversion or exchange of stock or for the purpose of any other lawful action affecting the interests of stockholders, the Board of Directors may fix, in advance, a date as the record date for any such determination of stockholders. Such date shall be not be more than 60 nor less than 10 days before the date of any such meeting nor more than 60 days before any such other actions. If no record date is fixed,
(a) the record date for determining the stockholders entitled to notice of or to vote at a meeting shall be at the close of business on the day next preceding the date on which notice is given, or, if no notice is given, on the day next preceding the day on which the meeting is held; (b) the record date for determining the stockholders entitled to express written consent to the taking of any corporate action without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and (c) the record date for determining stockholders for any purpose other than those specified in (a) and (b) above shall be the close of business on the day on which the resolution of the Board of Directors relating thereto is adopted.

Section 1.10.     List of Stockholders Entitled to Vote

     The Secretary shall prepare and make, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. The Corporation shall not be required to include electronic mail addresses or other electronic contact information on such list. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting for a period of at least 10 days prior to the meeting, either (a) on a reasonably accessible electronic network, provided that the information required to gain access to such list is provided with the notice of the meeting, or (b) during ordinary business hours, at the principal place of business of the Corporation. In the event that the Corporation determines to make the list available on an electronic network, the Corporation may take reasonable steps to ensure that such information is available only to stockholders of the Corporation. If the meeting is to be held at a place, then the list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. If the meeting is to be held solely by means of remote communication, then the list shall also be open to the examination of any stockholder during the whole time of the meeting on a reasonably accessible electronic network, and the information required to access such list shall be provided with the notice of the meeting. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list of stockholders or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

Section 1.11.     Action by Consent of Stockholders

     (a) Unless otherwise restricted by the Articles of Incorporation, any action required or permitted to be taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

     (b) A telegram, cablegram or other electronic transmission consenting to an action to be taken and transmitted by a stockholder or proxyholder, or by a person or persons authorized to act for a stockholder or proxyholder, shall be deemed to be written, signed and dated for the purposes of this section, provided that any such telegram, cablegram or other electronic transmission sets forth or is delivered with information from which the Corporation can determine
(i) that the telegram, cablegram or other electronic transmission was transmitted by the stockholder or proxyholder or by a person or persons authorized to act for the stockholder or proxyholder and (ii) the date on which such stockholder or proxyholder or authorized person or persons transmitted such telegram, cablegram or electronic transmission. The date on which such telegram, cablegram or electronic transmission is transmitted shall be deemed to be the date on which such consent was signed. No consent given by telegram, cablegram or other electronic transmission shall be deemed to have been delivered until such consent is reproduced in paper form and until such paper form shall be delivered to the Corporation by delivery to its registered office in the State of Nevada, its principal place of business or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office in the State of Nevada shall be made by hand or by certified or registered mail, return receipt requested. Notwithstanding the foregoing limitations on delivery, consents given by telegram, cablegram or other electronic transmission may be otherwise delivered to the principal place of business of the Corporation or to an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded if, to the extent and in the manner provided by resolution of the board of directors of the Corporation. Any copy, facsimile or other reliable reproduction of a consent in writing may be substituted or used in lieu of the original writing for any and all purposes for which the original writing could be used, provided that such copy, facsimile or other reproduction shall be a complete reproduction of the entire original writing.

                                   Article II
                               BOARD OF DIRECTORS

Section 2.1.      Election; Resignation; Removal; Vacancies

     At the first annual meeting of stockholders and at each annual meeting thereafter, the stockholders shall elect Directors to replace those Directors whose terms then expire. Any Director may resign at any time upon notice given in writing or by electronic transmission to the Corporation. Any director or the whole Board of Directors may be removed for cause or without cause by vote of a majority of the stockholders at a special meeting called for that purpose. Any vacancy occurring in the Board of Directors, whether resulting from the resignation or removal of a Director or from an increase in the number of Directors as provided in the Articles, may be filled by the affirmative vote of a majority of the Board, although such majority is less than a quorum, or by a plurality of the votes cast at a meeting of stockholders, and any Director so elected shall hold office until the expiration of his or her term.

Section 2.2.      Regular Meetings

     Regular meetings of the Board of Directors may be held at such places within or without the State of Nevada and at such times as the Board of Directors may from time to time determine, and if so determined notices thereof need not be given.

Section 2.3.      Special Meetings

     Special meetings of the Board of Directors may be held at any time or place within or without the State of Nevada whenever called by the President, any Vice President, the Secretary, or by any member of the Board of Directors. Reasonable notice thereof shall be given by the person or persons calling the meeting, not later than the second day before the date of the special meeting.

Section 2.4.      Telephonic Meetings Permitted

     Members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of such Board or committee by means of conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this bylaw shall constitute presence in person at such meeting.

Section 2.5.      Quorum; Vote Required for Action

     At all meetings of the Board of Directors a majority of the whole Board shall constitute a quorum for the transaction of business. Except in cases in which the Articles of Incorporation or these Bylaws otherwise provide, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 2.6.      Administration of Meetings

     Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his or her absence by the Vice Chairman of the Board, if any, or in his or her absence by the President, or in their absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

Section 2.7.      Informal Action by Directors

     Unless otherwise restricted by the Articles of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing or by electronic transmission, and the writing or writings or electronic transmission or transmissions are filed with the minutes of proceedings of the Board of Directors or committee. Such filing shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if the minutes are maintained in electronic form.

Section 2.8.      Chairman

     The Board of Directors may designate a Chairman (or one or more Co-Chairmen). The Chairman shall preside over the meetings of the Board of Directors and of the shareholders at which he or she shall be present. If there be more than one, the Co-Chairmen designated by the Board of Directors will perform such duties. The Chairman or Co-Chairmen shall perform such other duties as may be assigned to him, her or them by the Board of Directors.

Section 2.9.      Committees

     The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate one or more committees. Each committee shall include one or more of the directors of the Corporation and may include natural persons who are not directors of the Corporation. The Board of Directors may designate one or more directors or other persons as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of the committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in a place of any such absent or disqualified member. Any such committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules, each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article II of these Bylaws.

                                  Article III
                                    OFFICERS

Section 3.1.      Election of Executive Officers; Term of Office

     The officers of the Corporation shall include a President, a Secretary and a Treasurer, and may include a Chairman (or one or more Co-Chairmen of the Board), a Vice Chairman, one or more Vice Presidents, a Chief Operating Officer, a Chief Financial Officer, one or more Assistant Secretaries and one or more Assistant Treasurers. In addition, the Board of Directors may from time to time appoint such other officers with such powers and duties as they shall seem necessary or desirable. Any number of offices may be held by the same person. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of shareholders next succeeding his or her election, and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Section 3.2.      Resignation; Removal; Vacancies

     Any officer may resign at any time upon written notice to the Corporation. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the Corporation. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

Section 3.3.      Powers and Duties of Executive Officers

     The officers of the Corporation shall have such powers and duties in the management of the Corporation as may be prescribed by the Board of Directors and, to the extent not so provided, as set forth below (subject to the control of the Board of Directors):

     (a) Chief Executive Officer. The Board of Directors may designate a Chief Executive Officer. In the absence of such designation, the President shall be the Chief Executive Officer of the Corporation. The Chief Executive Officer shall have general and active management and control of the overall business and affairs of the Corporation subject to the control of the Board. He or she shall see that all orders and resolutions of the Board are carried into effect and, in connection therewith, shall be authorized to delegate to the President and other executive officers such of his or her powers and duties as the Chief Executive Officer may deem advisable. He or she shall also have such other powers and duties as may be assigned from time to time by the Board.

     (b) President. The President shall have general and active management and control over the daily operations of the Corporation, including the right to hire and discharge employees other than elective officers, subject however to the control of the Board and the Chief Executive Officer if designated. In the absence of a designation of a Chief Executive Officer by the Board of Directors, the President shall be the Chief Executive Officer; and in the absence of a designation of a Chief Operating Officer by the Board of Directors, the President shall be the Chief Operating Officer. The President shall, when present and in the absence or disability of the Chairman or the Chief Executive Officer, preside at all meetings of the shareholders and of the Board of Directors. The President may sign, either alone or with the Secretary, an Assistant Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation and any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed. He or she shall also have such other powers and duties as are incident to the office of President or as may be assigned from time to time by the Board or the Chief Executive Officer.

     (c) Chief Operating Officer. The Board of Directors may designate a Chief Operating Officer. In the absence of such designation, the President shall be the Chief Operating Officer. The Chief Operating Officer shall have such powers and duties as may be assigned from time to time by the Board or the Chief Executive Officer.

     (d) Chief Financial Officer. The Board of Directors may designate a Chief Financial Officer. In the absence of a designation of a Treasurer by the Board of Directors, the Chief Financial Officer Treasurer shall be the Treasurer of the Corporation. The Chief Financial Officer shall have such powers and duties as may be assigned from time to time by the Board or the Chief Executive Officer.

     (e) Vice-Presidents. The Vice-Presidents, if any, in order of their seniority or in any other order determined by the Board of Directors shall, in the absence or disability of the President, perform the duties and exercise the powers of the President and shall severally assist the President in the management of the business of the Corporation and the implementation of resolutions of the Board, and in the performance of such other duties as the President may from time to time prescribe. The duties of any assistant vice presidents shall be as set by the President.

     (f) Secretary. The Secretary shall: (i) keep the minutes of the shareholders' and of the Board of Directors' meetings in one or more books provided for that purpose; (ii) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (iii) be custodian of the corporate records and of the seal (if any) of the Corporation and see that said seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized; (iv) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (v) sign, with the President or a Vice-President, certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (vi) have general charge of the share transfer books of the Corporation; and (vii) in general perform all duties as from time to time may be assigned to the Secretary by the Board of Directors, the Chief Executive Officer or the President.

     (g) Assistant Secretaries. The Assistant Secretaries, if any, in order of their seniority or in any other order determined by the Board shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors or the Secretary may from time to time prescribe.

     (h) Treasurer. The Treasurer shall have the custody of the funds and securities of the Corporation and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. In the absence of a designation of a Chief Financial Officer by the Board of Directors, the Treasurer shall be the Chief Financial Officer of the Corporation. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer, President and directors, at the regular meetings of the Board, or whenever they may require it, an account of all his or her transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond for such term, in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his or her office and for the restoration to the Corporation, in case of his or her death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his or her possession or under his or her control belonging to the Corporation.

     (i) Assistant Treasurers. The Assistant Treasurers, if any, in the order of their seniority or in any other order determined by the Board, shall in the absence or disability of the Treasurer, perform the duties and exercise the power of the Treasurer and shall perform such other duties as the Board of Directors or the Treasurer shall prescribe.

                                   Article IV
                                      STOCK

Section 4.1.      Certificates

     Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chairman, the Chief Executive Officer, the President or a Vice President of the Corporation, and by the Secretary, the Treasurer or an Assistant Secretary or an Assistant Treasurer of the Corporation, certifying the number of shares owned by him in the Corporation. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

Section 4.2.      Lost, Stolen or Destroyed Stock Certificates

     The Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate, or his or her legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

Section 4.3.      Registration of Transfer

     Upon surrender to the Corporation or any transfer agent of the Corporation of a certificate for stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the Corporation shall issue or cause its transfer agent to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

Section 4.4.      Registered Stockholders

     Except as otherwise provided by law, the Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of stock to receive dividends or other distributions, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of stock, and shall not be bound to recognize any equitable or legal claim to or interest in such stock on the part of any other person.

                                   Article V
                                  MISCELLANEOUS

Section 5.1.      Fiscal Year

     The fiscal year of the Corporation shall be determined by resolution of the Board of Directors.

Section 5.2.      Seal

     The corporate seal, if one, shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

Section 5.3. Waiver of Notice of Meetings of Stockholders, Directors and Committees

     Any written waiver of notice, signed by the person entitled to notice, or a waiver by electronic transmission by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the stockholders, directors, or members of a committee need be specified in any written waiver of notice or any waiver by electronic transmission.

Section 5.4.      Interested Directors; Quorum

     No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or committee which authorizes the contract or transaction, or solely because his or her or their votes are counted for such purpose, if: (a) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (b) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (c) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified by the Board of Directors, a committee, or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

Section 5.5.      Form of Records

     Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or by means of, or be in the form of any information storage device or method, provided that the records so kept can be converted into clearly legible paper form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect such records pursuant to any provision of this chapter.

Section 5.6.      Dividends and Distributions

     Subject to all applicable requirements of law and to any applicable provisions of the Articles of Incorporation, these Bylaws and any indenture or other agreement to which the Corporation is a party or by which it is bound, the Board of Directors may declare to be payable, in cash, in other property or in shares of the Corporation's stock of any class or series, such dividends and distributions upon or in respect of outstanding stock of the Corporation of any class or series as the Board may at any time or from time to time deem to be advisable. Before declaring any such dividend or distribution, the Board of Directors may cause to be set aside, out of any funds or other property or assets of the Corporation legally available for the payment of dividends or distributions, such sum or sums as the Board, in the absolute discretion of its members, may consider to be proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board may deem conducive to the interest of the Corporation, and the Board may modify or abolish any such reserve in the manner in which it was created.

Section 5.7.      Checks, Notes, etc.

     All checks or other orders for payment of money and notes or other instrument evidencing indebtedness or obligations of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

Section 5.8.      Securities of other Corporations; Acting as General Partner

     Unless otherwise ordered by the Board of Directors, the Chief Executive Officer or the President shall have full power and authority on behalf of the
Corporation: (a) to attend and to act and to vote, or to execute proxies to vote, at any meetings of stockholders of any corporation in which the Corporation may hold stock, and at any such meeting shall possess and may exercise, in person or by proxy, any and all rights, powers and privileges incident to the ownership of such stock; and (b) to exercise all rights of the general partner in any partnership of which the Corporation shall be a general partner. The Board of Directors may, by resolution, from time to time, confer like powers upon any other person or persons.

Section 5.9.      Electronic Transmissions

     The term "electronic transmission", where used herein, shall mean any form of communication, not directly involving the physical transmission of paper, that creates a record that may be retained, retrieved, and reviewed by a recipient thereof, and that may be directly reproduced in paper form by such a recipient through an automated process.

Section 5.10.     Amendment of Bylaws

     These Bylaws may be altered or repealed, and new Bylaws made, only as set forth in the Articles of Incorporation.

                                                                   Exhibit 4.2.2

January 31, 2003

Mr. Stuart Fuchs
Managing Principal
Gryffindor Capital Partners I, L.L.C.
150 North Wacker Drive, Suite 800
Chicago, Illinois  60606

         Re: Amendment to Transaction Documents

Dear Mr. Fuchs,

     This letter is to confirm that the Transaction Documents (as defined in the Amended and Restated Senior Secured Convertible Note dated as of January 31, 2003 from Provectus Pharmaceuticals, Inc. ("Provectus") to Gryffindor Capital Partners I, L.L.C.) and the Certificate of the President of Provectus dated as of November 26, 2002 (the "Certificate") shall be amended by modifying in the Transaction Documents and Certificate all references to the amount of One Million and 00/100 Dollars ($1,000,000), to the amount of One Million Twenty Five Thousand Nine Hundred and Fifty Nine Dollars ($1,025,959).

     If the terms of this letter are acceptable, please so indicate by signing this letter below and returning it to me.

                         Very truly yours,

                         PROVECTUS PHARMACEUTICALS, INC

                         By: /s/ Timothy C. Scott
                            -----------------------------
                         Name: Timothy C. Scott, Ph.D.
                         Its: President

                         ACCEPTED AND AGREED:

                         GRYFFINDOR CAPITAL PARTNERS I, L.L.C.

                         By: /s/ Stuart Fuchs
                            -------------------------------------------------
                         Name: Stuart Fuchs
                         Its: Managing Principal

                                                                     Exhibit 4.3


THIS NOTE AND THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("ACT") OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE BORROWER THAT SUCH REGISTRATION IS NOT REQUIRED.

              AMENDED AND RESTATED SENIOR SECURED CONVERTIBLE NOTE


$1,025,959                                                      January 31, 2003


     FOR VALUE RECEIVED, PROVECTUS PHARMACEUTICALS, INC. (the "Borrower"), promises to pay to the order of GRYFFINDOR CAPITAL PARTNERS I, L.L.C. ("Lender"), at the Borrower's office at 7327 Oak Ridge Highway, Suite A, Knoxville, TN 37931, or such other place as the holder hereof may from time to time appoint in writing, in lawful money of the United States of America, the principal sum of One Million Twenty Five Thousand Nine Hundred and Fifty Nine Dollars ($1,025,959), or such lesser principal amount as may be outstanding hereunder, together with interest payable quarterly in arrears on the principal balance from time to time unpaid at the rate of eight percent (8%) per annum (the "Loan Rate") until maturity. From and after the occurrence of an Event of Default (as hereinafter defined), the outstanding principal amount hereof shall bear interest at the rate of twelve percent (12%) per annum (the "Default Rate"). Interest will be computed on the daily principal balance outstanding during the period from the last payment date to the current payment date. Interest shall be the product resulting when multiplying the rate of interest by the principal balance outstanding, dividing by 360, and then multiplying by the actual number of days interest has accrued.

     This Amended and Restated Senior Secured Convertible Note amends and restates that certain Senior Secured Convertible Note dated November 26, 2002 from the Borrower in favor of the Lender in the original principal amount of One Million and 00/100 Dollars ($1,000,000) (the "Prior Note") and is not a repayment or novation of the Prior Note.

     The following is a statement of the rights of Lender under this Note and the conditions to which this Note and the Borrower are subject, and to which the Borrower hereby agrees as follows:

     1. Purchase Agreement. This Senior Secured Convertible Promissory Note (this "Note") is executed and delivered by the Borrower pursuant to the terms and conditions of the Convertible Secured Promissory Note and Warrant Purchase Agreement of even date herewith between, among others, the Borrower and Lender (the "Purchase Agreement"). This Note is subject to the terms and conditions of the Purchase Agreement. Any capitalized term used herein and not otherwise defined herein shall have the meaning given to it in the Purchase Agreement.

     2. Repayment Terms. Subject to Lender's conversion rights set forth below, the Borrower shall pay the outstanding principal balance and all accrued and unpaid interest due hereunder on November 26, 2004 (the "Maturity Date").

     Notwithstanding anything to the contrary contained herein, if at any time prior to the Conversion Start Date (as hereinafter defined), the Borrower shall fail to make any quarterly payment of interest due hereunder (each, a "Pre-Conversion Unmatured Interest Default"), the Borrower shall forfeit any right to pay the amount of such Pre-Conversion Unmatured Interest Default (or cause any other entity or affiliate of the Borrower, including any guarantor, to pay such amount) and the outstanding principal amount hereof shall bear interest at the Default Rate until such time as this Note is repaid in full or the full amount due under this Note is converted in accordance with the terms herein; provided, further, that, at any time after the Conversion Start Date, the Borrower shall fail to make any quarterly payment of interest due hereunder, such failure shall constitute an Event of Default under Section 7(a) hereof.

     3. Optional  Conversion.  Subject to Lender's  conversion right pursuant to
Section 4.1.6 of the Shareholders' Agreement, dated as of even date herewith, by and among, Borrower, Lender and certain other shareholders, commencing on November 26, 2003 (the "Conversion Start Date") through and including the Maturity Date, Lender, in its sole discretion, shall have the right to convert the outstanding principal and accrued and unpaid interest on this Note, in whole or in part, into certain shares of stock of the Borrower as follows:

          a) Principal. Lender shall have the right to convert all or any portion of the outstanding principal amount under the Note into that number of common shares of the Borrower equal to the amount of principal to be converted divided by the conversion price of $0.73655655 (the "Principal Shares"), which conversion price was determined based on (i) Lender owning that number of shares of common stock of the Borrower constituting twelve and seven hundred eighty-three thousandths percent (12.783%) (the "Ownership Percent") of the Borrower (assuming that the Principal Shares are converted and the shares under the Warrant are exercised at the same time) at a pre-money  valuation of Five Million Dollars  ($5,000,000),  and
     (ii) (a) outstanding shares and commitments to issue shares, in the amount of 9,050,763 for twelve and one-half percent (12.50%) of the Ownership Percent, and (b) outstanding shares and commitments to issue shares, in the amount of 10,896,595 for two hundred eighty three thousandths percent (0.283%) of the Ownership Percent, as represented by the Borrower in the Purchase Agreement, which amounts exclude those shares reserved for issuance under the Borrower's employee stock option plan.

          b) Interest. Lender also shall have the right to convert all or any portion of the accrued and unpaid interest under the Note into that number of common shares of the Borrower equal to the amount of principal to be converted divided by the conversion price of $0.55 (the "Interest Shares"), which conversion price was determined based on (i) a pre-money valuation of Five Million Dollars ($5,000,000), and (ii) outstanding shares and commitments to issue shares, in the amount of 9,050,763, as represented by the Borrower in the Purchase Agreement, which amount excludes those shares reserved for issuance under the Borrower's employee stock option plan.

          c) Mechanics of Conversion. Before Lender shall be entitled to convert this Note into the Principal Shares and/or the Interest Shares (collectively, the "Acquired Securities"), as applicable, Lender shall surrender this Note, duly endorsed, at the office of the Borrower, and shall give written notice to the Borrower at its principal corporate office of the election to the same and shall state therein the name or names in which the certificate or certificates for the Acquired Securities are to be issued. The Borrower, promptly thereafter, shall issue and deliver to such persons at the address specified by Lender, a certificate or certificates for the Acquired Securities to which the Holder is entitled. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of this Note, and the persons entitled to receive the Acquired Securities issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Acquired Securities as of such date. No fractional shares shall be issued upon conversion of the principal and/or interest due under this Note and the number of Acquired Securities to be issued shall be rounded up to the nearest whole share.

          d) Effect of Reorganization, Reclassification, Consolidation, Merger or Sale. If at any time while this Note is outstanding there shall be any reorganization or reclassification of the capital stock of the Borrower or any consolidation or merger of the Borrower with another corporation (other than a consolidation or merger in which the Borrower is the surviving entity and which does not result in any change in the Common Stock), or any sale or other disposition by the Borrower of all or substantially all of its assets to any other corporation, the holder of this Note shall thereafter upon conversion of this Note be entitled to receive the number of shares of stock or other securities or property of the Borrower, or of the successor corporation resulting from such consolidation or merger, as the case may be, to which the Acquired Securities (and any other securities and property) of the Borrower, deliverable upon the exercise of the conversion under this Note, would have been entitled upon such reorganization, reclassification of capital stock, consolidation, merger, sale or other disposition if this Note had been exercised immediately prior to such reorganization, reclassification of capital stock, consolidation, merger, sale or other disposition. In any such case, appropriate adjustment (as determined in good faith by the Board of Directors of the Borrower) shall be made in the application of the provisions set forth in this Note with respect to the rights and interests thereafter of the holder of this Note to the end that the provisions set forth in this Note (including those relating to adjustments of the number of shares issuable upon the conversion of this Note) shall thereafter be applicable, as near as reasonably may be, in relation to any shares or other property thereafter deliverable upon the conversion hereof as if this Note had been converted immediately prior to such reorganization, reclassification of capital stock, consolidation, merger, sale or other disposition and the holder hereof had carried out the terms of the exchange as provided for by such reorganization, reclassification of capital stock, consolidation or merger. The Borrower shall not effect any such reorganization, consolidation or merger unless, upon or prior to the consummation thereof, the successor corporation shall assume by written instrument the obligation to deliver to the holder hereof such shares of stock, securities, cash or property as such holder shall be entitled to purchase in accordance with the foregoing provisions.

          e) Effect of a Stock Dividends, Splits, Etc. If the Borrower shall at any time after the date hereof fix a record date for the subdivision, split-up or stock dividend of shares of its Common Stock, then, concurrently with the effectiveness of such subdivision, split-up or dividend, the number of shares of Common Stock issuable on conversion of this Note shall be increased in proportion to such increase in outstanding shares of Common Stock.

          f) Prior Notice as to Certain Events. In case at any time:

               (i) the Borrower shall offer for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or any other rights; or

               (ii) there shall be any reorganization or reclassification of the capital stock of the Borrower, or consolidation or merger of the Borrower with another corporation or a sale or disposition of all or substantially all its assets; or

               (iii) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Borrower;

     then, in each of said cases, the Borrower shall give prior written notice, by first class mail, postage prepaid, addressed to the holder of this Note at the address of such holder as shown in Section 9(k) below, of the date on which (iv) the books of the Borrower shall close or a record shall be taken for such stock dividend, distribution or subscription rights or (v) such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up shall take place, as the case may be. Such notice also shall specify the date as of which the holders of the Common Stock of record shall participate in said stock dividend, distribution or subscription rights or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, as the case may be. Such written notice shall be given at least ten (10) days prior to the action in question and not less than ten (10) days prior to the record date or the date on which the Borrower's transfer books are closed in respect thereto.

          g) Reservation of Common Stock. The Borrower will at all times after the date hereof reserve and keep available for issuance upon the conversions described herein such number of authorized and unissued shares of Common Stock as will be sufficient to permit the conversions described herein, and upon such issuance such shares of Common Stock will be validly issued, fully paid and nonassessable, and free from all liens and charges with respect to the issuance thereof.

     4. Prepayment. The Borrower will not have the right at any time to prepay this Note in whole or in part, except in the event that the Borrower obtains a commitment from another investor for an amount not less than Three Million Dollars ($3,000,000) in exchange for shares of the Borrower, which commitment shall include an obligation on the part of such investor to repay in full the outstanding principal balance plus all accrued and unpaid interest thereon owing hereunder (the "Obligations"), and such commitment is on terms reasonably acceptable to Lender. In such event, the Borrower may prepay this Note in full; provided, however, such prepayment shall, as determined by Lender in its sole discretion, take the form of either: (a) repayment in full of the Obligations or
(b) conversion of the Obligations into shares of common stock of the Borrower in accordance with the conversion terms set forth in Section 3 above; further provided, however, if the market price of the Borrower's common shares are less than the conversion price of the Principal Shares under this Note, Lender shall have the right to convert the Obligations into the same series of preferred stock that such investor is purchasing with the same rights, privileges and preferences granted to such investor, except with respect to the conversion price which, for Lender, will be the conversion price hereunder.

     5. Security. This Note is secured by, among other things, the following:

          a) a Security Agreement, dated the date hereof between the Borrower and Lender (the "Provectus Security Agreement"), which encumbers certain collateral described therein;

          b) a Stock Pledge Agreement, dated the date hereof from the Borrower in favor of Lender (the "Stock Pledge Agreement") providing for a pledge of all of the common stock of Xantech Pharmaceuticals, Inc. ("Xantech");

          c) a Trademark Collateral Security Agreement, dated the date hereof between Provectus and Lender which encumbers certain collateral described therein (the "Trademark Security Agreement");

          d) a Patent and License Security Agreement, dated the date hereof between Provectus and Lender which encumbers certain collateral described therein (the "Patent Security Agreement");

          e) a Copyright Security Agreement, dated the date hereof between Provectus and Lender which encumbers certain collateral described therein (the "Copyright Security Agreement" and together with the Patent Security Agreement, the Stock Pledge Agreement, the Trademark Security Agreement and the Provectus Security Agreement, the "Security Documents"); and

          f) such other agreements and documents as Lender shall require, including, without limitation that certain Guaranty of even date herewith from Xantech in favor of Lender (the "Guaranty").

     The Purchase Agreement, this Note, the Guaranty, the Security Documents and any and all other agreements presently existing or hereafter entered into in connection therewith or which evidence and/or secure any indebtedness from the Borrower to Lender shall hereinafter be collectively referred to as the "Transaction Documents." Any and all collateral referred to in or granted by the Security Documents is hereinafter collectively referred to as the "Collateral." The terms, covenants, conditions, provisions, stipulations and agreements of the Transaction Documents are hereby made a part of this Note, to the same extent and with the same effect as if they were fully set forth herein. The Borrower does hereby covenant to abide by and comply with each and every term, covenant, condition, provision, stipulation and agreement set forth in the Transaction Documents.

     The Borrower shall remain liable for the payment of this Note, including interest, notwithstanding any extensions of time of payment or any indulgence of any kind or nature that Lender may grant to the Borrower or any subsequent owner of the Collateral, whether with or without notice to the Borrower, and the Borrower hereby expressly waives such notice. No release of any or all of the security given for this obligation shall release any other maker, co-maker, surety, guarantor, or other party hereto in any capacity. Lender shall not be required to look first to the Collateral for payment of this Note, but may proceed against the Borrower in such manner as it deems desirable.

     6. Use of Proceeds. The proceeds of the loan evidenced by this Note will be used for working capital purposes of the Borrower pursuant to the Budget attached to the Purchase Agreement as Schedule 2; provided, that at least seventy percent (70%) of such proceeds must be used for product production, general operating expenses (including salaries or other employment costs), advertising and marketing for the Borrower; and, provided, further, that not more than thirty percent (30%) of such proceeds may be used by the Borrower for back compensation due to the Borrower's employees or consultants.

     7. Event of Default. The occurrence of any one or more of the following events (regardless of the reason therefor) shall constitute an "Event of Default" hereunder:

          (a) The Borrower shall fail to make any payment of principal of, or interest on this Note when due and payable or declared due and payable (other than any Pre-Conversion Unmatured Interest Payment).

          (b) The Borrower or Xantech shall fail or neglect to perform, keep or observe any provision of this Note, the Guaranty, the Security Documents or any other Loan Document.

          (c) Lender shall fail to have an enforceable first priority lien on and security interest in the Collateral or any default or event of default occurs under any of the Security Documents.

          (d) The Borrower or Xantech files a bankruptcy petition, a bankruptcy petition is filed against the Borrower which remains undismissed or unstayed for sixty (60) consecutive days, or Borrower makes a general assignment for the benefit of creditors.

          (e) Any default by the Borrower or Xantech, as applicable, occurs under the Purchase Agreement or any other Transaction Document.

     Upon the occurrence of any Event of Default, Lender may, in its sole discretion, do one or more of the following: (i) declare all indebtedness evidenced by this Note to be immediately due and payable, whereupon all such indebtedness shall become due and payable, without presentment, demand, protest or further notice of any kind, all of which are expressly waived by the Borrower, and/or (ii) continue to exercise any of its conversion rights pursuant to Section 3 hereof, and/or (iii) exercise any or all of its rights and remedies available hereunder or under any of the Security Documents, the Guaranty or any other Transaction Documents and applicable law.

     8. Replacement. Upon receipt of evidence reasonably satisfactory to the Borrower (an affidavit of Lender shall be satisfactory) of the ownership and the loss, theft, destruction or mutilation of this Note, and in the case of any such loss, theft or destruction, upon receipt of indemnity reasonably satisfactory to the Borrower or, in the case of any such mutilation upon surrender of this Note, the Borrower shall (at its expense) execute and deliver in lieu of such Note, a Note of like kind representing the same rights represented by such lost, stolen, destroyed or mutilated Note and dated as of the date to which interest has been paid on the unpaid principal amount of the Note so lost stolen, destroyed, or mutilated, or, if no interest has been paid thereon, then dated as of the date of the Note so lost, stolen, destroyed or mutilated.

     9. Miscellaneous

          a) In the event that Lender institutes legal proceedings to enforce the Transaction Documents, the Borrower agrees to pay to Lender, in addition to any indebtedness due and unpaid, all costs and expenses of such proceedings, including reasonable attorneys' fees.

          b) Lender shall not by any act of omission or commission be deemed to waive any of its rights or remedies hereunder unless such waiver be in writing and signed by an authorized officer of Lender and then only to the extent specifically set forth therein. A waiver on one occasion shall not be construed as continuing or as a bar to or waiver of such right or remedy on any other occasion. All remedies conferred upon Lender by the Transaction Documents shall be cumulative and none is exclusive, and such remedies may be exercised concurrently or consecutively at Lender's option.

          c) Except as expressly provided for in this Note or any other Loan Document, every person at any time liable for the payment of the debt evidenced hereby waives presentment for payment, demand, notice of nonpayment of this Note, protest and notice of protest, all exemptions and homestead laws and all rights thereunder and consents that Lender may extend the time of payment of any part or the whole of the debt, or grant any other modifications or indulgence pertaining to payment of this Note at any time, at the request of any other person liable for said debt.

          d) This Note is hereby expressly limited so that in no contingency or event whatsoever, whether by acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Lender for the use, forbearance or detention of the money advanced or to be advanced hereunder exceed the highest lawful rate permissible under the laws of the State of Illinois as applicable to the Borrower. If, from any circumstances whatsoever, fulfillment of any provision of this Note or of any of the other Transaction Documents shall, at the time performance of such provisions shall be due, involve the payment of interest in excess of that authorized by law, the obligation to be fulfilled shall be reduced to the limit so authorized by law, and if, from any circumstances, Lender shall ever receive as interest an amount which would exceed the highest lawful rate applicable to the Borrower, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance of the indebtedness evidenced hereby and not to the payment of interest.

          e) All covenants, agreements, representations and warranties made herein and any other Transaction Documents are deemed to have been relied upon by Lender, notwithstanding any investigation by Lender.

          f) This Note is given and accepted as evidence of indebtedness only and not in payment or satisfaction of any indebtedness or obligation.

          g) The form and essential validity of this Note shall be governed by the laws of the State of Illinois. If any provision of this Note is prohibited by, or is unlawful or unenforceable under, any applicable law of any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such prohibition without invalidating the remaining provisions hereof; provided that where the provisions of any such applicable law may be waived, they hereby are waived by the Borrower to the full extent permitted by law in order that this Note shall be deemed to be a valid and binding promissory note in accordance with its terms.

          h) Time is of the essence with respect to all the Borrower's obligations and agreements under this Note.

          i) This Note and all the provisions, conditions, promises and covenants hereof shall inure to the benefit of Lender, its successors and assigns, and shall be binding in accordance with the terms hereof upon the Borrower, its successors and assigns, provided nothing herein shall be deemed consent to any assignment restricted or prohibited by the terms of the Transaction Documents.

          j) All notices required under this Note shall be provided in accordance with the terms of the Purchase Agreement.

          k) To induce Lender to extend to the Borrower the loan evidenced by this Note, Borrower irrevocably agrees that, subject to Lender's sole and absolute election, ALL ACTIONS OR PROCEEDINGS IN ANY WAY ARISING OUT OF OR RELATED TO THIS NOTE OR ANY LOAN DOCUMENT WILL BE LITIGATED IN COURTS HAVING SITUS IN CHICAGO, ILLINOIS. THE BORROWER HEREBY CONSENTS AND SUBMITS TO THE JURISDICTION OF ANY COURT LOCATED WITHIN CHICAGO, ILLINOIS, WAIVES PERSONAL SERVICE OF PROCESS UPON THE BORROWER, AND AGREES THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY REGISTERED MAIL DIRECTED TO THE BORROWER AT THE ADDRESS STATED ON THE SIGNATURE PAGE HEREOF AND SERVICE SO MADE WILL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT.

          l) THE BORROWER AND LENDER EACH WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS NOTE OR ANY DOCUMENT OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION WITH THIS NOTE AND AGREES THAT ANY SUCH ACTION OR PROCEEDING WILL BE TRIED BEFORE A

     COURT AND NOT BEFORE A JURY. THE BORROWER AGREES THAT THE BORROWER WILL NOT ASSERT ANY CLAIM AGAINST LENDER ON ANY THEORY OF LIABILITY FOR SPECIAL, INDIRECT, CONSEQUENTIAL, INCIDENTAL OR PUNITIVE DAMAGES.

                          [Signature Page(s) to Follow]

         IN WITNESS WHEREOF, this Note is executed as of the date and year first set forth above.


                         PROVECTUS PHARMACEUTICALS, INC.

                         By: /s/ Craig Dees
                             ---------------------------------
                         Name: H. Craig Dees, Ph.D.
                         Its: Chief Executive Officer


                          GRYFFINDOR CAPITAL PARTNERS I, L.L.C.

                          By: /s/ Stuart Fuchs
                              ---------------------------------
                          Name:  Stuart Fuchs
                          Its: Managing Principal

                                                                    Exhibit 4.17

Neither this Warrant represented by this certificate nor this Warrant Shares issuable upon the exercise of this Warrant have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered, sold or otherwise transferred, pledged or hypothecated unless and until such shares are registered under the Securities Act or an opinion of counsel or other evidence, in either case reasonably satisfactory to the Corporation, is obtained to the effect that such registration is not required.

                          Common Share Purchase Warrant

                             Date: January 29, 2003
--------------------------------------------------------------------------------
                  Transfer Restricted - See Section Article IX

     Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Corporation"), hereby certifies that, for value received, Investor-Gate.com (the "Holder"), is entitled, on the terms and subject to the conditions set forth herein, to purchase from the Corporation, up to Twenty-Five Thousand (25,000) of the Corporation's Common Shares, as defined in Section Section 6.4 (the "Warrant Shares"), at a price of Seventy-Five Cents ($0.75) per Warrant Share (the "Exercise Price"). This Warrant shall be exercisable at any time and from time to time during the period beginning on the date set forth above and ending on the date which is 18 months thereafter (the "Exercise Period"). The number of Common Shares issuable upon the exercise of this Warrant and the Exercise Price per share shall be subject to adjustment from time to time as set forth herein.

1.   CERTAIN DEFINITIONS

     Whenever used in this Warrant, the following terms shall have the following meanings:

     (a) "Affiliate" means any Person who now or hereafter, directly or indirectly through one or more intermediaries, Controls, is Controlled by, or is under common Control with, another Person.

     (b) "Business Day" means a day other than Saturday, Sunday or a day on which banks are not open for business in Knoxville, Tennessee.

     (c) "Combination" means an event in which the Corporation consolidates with, merges with or into, or sells all or substantially all of its assets to another Person.

     (d) "Common Shares" means the Corporation's common shares, $.001 par value.

     (e) "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting stock or interests, by contract or otherwise.

     (f) "Exchange Act" means the Securities Exchange Act of 1934.

     (g)  "Person"  means  an  individual,  partnership,   corporation,  limited
liability  company,  trust,  unincorporated  organization,   association,  joint
venture or a government or agency or political subdivision thereof.

     (h) "Securities Act" means the Securities Act of 1933.

2.   EXERCISE OF WARRANT

     (a) This Warrant may be exercised, in whole or in part, at any time during the Exercise Period, by the Holder providing written notice thereof to the
Corporation,  in  the  form  attached  hereto  as  Exhibit  A  (the  "Notice  of
Exercise"), in accordance with Section Article XII hereof, accompanied by payment of the aggregate Warrant Price for the number of Warrant Shares to be purchased (i) in cash or by check, payable to the order of the Corporation or
(ii)  by  wire  transfer  in  accordance  with   instructions   provided  by the
Corporation.

     (b) Subject to Section Article IX hereof, upon the surrender of this Warrant and payment of the aggregate Exercise Price in accordance with Section 2(a), the Corporation shall issue, and shall deliver to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate or certificates for the number of whole Warrant Shares so purchased (or the other securities or property to which the Holder is entitled pursuant to Section 3 of this Warrant), together with cash as provided in Section Section 2(d) in respect of any fractional Warrant Shares otherwise issuable upon such exercise.

     (c)Certificates for Warrant Shares shall be deemed to have been issued, and any Person so designated to be named therein shall be deemed to have become a holder of record of the Warrant Shares, as of the date of the surrender of the Warrant Certificate and payment of the aggregate Exercise Price in Shares shall be closed, certificates for Warrant Shares shall be issuable as of the date on which such books next shall be opened, and until such date the Corporation shall be under no duty to deliver any certificates for Warrant Shares. Each certificate representing Warrant Shares shall bear the Private Placement Legend except as otherwise provided in Section 4(c).

     (d) The  Corporation  shall not be  required  to issue  fractional  Warrant
Shares on the exercise of Warrants. If, except for the provisions of this Section Section 2(d), any fraction of a Warrant Share would be exercisable upon the exercise of any Warrant or specified portion thereof, the Corporation shall pay at the time of exercise an amount in cash equal to such fraction of a Warrant Share, multiplied by the fair market value of a Common Share on the Business Day prior to the date of exercise, computed to the nearest whole cent.

3.   ANTIDILUTION PROVISIONS

     (a) In the event that, at any time or from time to time after the Effective Date, the Corporation (i) shall pay a dividend or make a distribution on the Common Shares payable in Common Shares or other shares of the Corporation's capital stock, (ii) shall subdivide the outstanding Common Shares into a larger number of Common Shares or other equity securities of the Corporation, (iii) shall combine the outstanding Common Shares into a smaller number of Common Shares or other equity securities of the Corporation, or (iv) shall increase or decrease the number of Common Shares outstanding by reclassification of the Common Shares; then:

          (A) the number of Common Shares issuable upon the exercise of any Warrant shall be a number of shares equal to the product of (I) the number of Common Shares that the Holder of this Warrant would have been entitled to receive if this Warrant had been exercised immediately prior to the event (or, in the case of a dividend or distribution described in clause
     (i) above, immediately prior to the record date therefor) and (II) a fraction, the numerator of which shall be the total number of Common Shares outstanding immediately after the completion of the event described above and the denominator of which shall be the total number of Common Shares outstanding immediately prior to the happening of the event described above; and

          (B) subject to Section Section 3(e), the Exercise Price shall be a price per share equal to the Exercise Price in effect immediately prior to the event, divided by the fraction calculated in accordance with clause
     (A)(II) above.

     An adjustment made pursuant to this Section 3(a) shall become effective immediately after the effective date of the event, retroactive to the record date for the event in the case of a dividend or distribution in Common Shares or other shares of the Corporation's capital stock.

     (b) Except as provided in Section Section 3(c), in the event of a Combination, the Holder shall have the right to receive, upon exercise of this Warrant, the kind and amount of shares of capital stock or other securities or property which such Holder would have been entitled to receive upon or as a result of such Combination had this Warrant been exercised immediately prior to the Combination. Unless Section 3(c) applies to the Combination, the Corporation shall provide that the surviving or acquiring Person in the Combination (the "Successor Corporation") will confirm the Holder's rights pursuant to this
Section 3(b) and provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 3. The provisions of this Section 3(b) shall apply to successive Combinations involving any Successor Corporation.

     (c) In the event of (i) a Combination in which consideration is to be paid to the holders of Common Shares in exchange for their shares solely in cash or
(ii) the dissolution, liquidation or winding-up of the Corporation, Holder shall be entitled to receive, upon surrender of their Warrant Certificates, distributions on an equal basis with the holders of Common Shares, or other securities issuable upon the exercise of this Warrants, as if this Warrants had been exercised immediately prior to the event, less the aggregate Exercise Price payable by the Holder.

     (d) In the event of a Combination pursuant to which Holder become entitled to receive, upon exercise of this Warrants, capital stock, other securities, property, cash or other distributions pursuant to Sections 3(b) or 3(c), Holder thereafter shall not be entitled to receive Common Shares upon exercise of this Warrants.

     (e) The adjustments required by this Section 3 shall be made whenever and as often as any specified event requiring an adjustment shall occur, except that no adjustment of the Exercise Price or the number of Common Shares issuable upon the exercise of Warrants that otherwise would be required to made unless and until such adjustment, either by itself or with other adjustments not previously made, increases or decreases by at least 1% of the Exercise Price or the number of Common Shares issuable upon the exercise of Warrants as in effect immediately prior to the making of such adjustment (the "Minimum Adjustment"). Any adjustment smaller than the Minimum Adjustment shall be carried forward and made as soon as such adjustment, together with other adjustments required by this
Section 3 and not previously made, would result in an adjustment at least as large as the Minimum Adjustment. For the purpose of any adjustment, except as specified in the final paragraph of Section 3(a), any event requiring an adjustment shall be deemed to have occurred at the close of business on the date of its occurrence. In computing adjustments under this Section 3, fractional interests in Common Shares shall be taken into account to the nearest one-hundredth of a share.

     (f) Whenever the Exercise Price or the number of Common Shares and other securities or property, if any, issuable upon the exercise of this Warrant is adjusted pursuant to this Section 3, the Corporation shall deliver to the Holder a certificate describing in reasonable detail the event requiring the adjustment and the method by which the adjustment was calculated and setting forth the Exercise Price and the number of Common Shares issuable upon the exercise of this Warrant after giving effect to such adjustment.

     (g) In the event that the Corporation shall propose (i) to pay a dividend or make a distribution on the Common Shares payable in Common Shares or other shares of the Corporation's capital stock, (ii) to subdivide, combine or reclassify the outstanding Common Shares, (iii) effect any reorganization of the Corporation or any Combination, (iv) to effect the voluntary or involuntary dissolution, liquidation or winding-up of the Corporation, or (v) to make any tender offer or exchange offer with respect to the Common Shares, then the Corporation shall give the Holder notice of such proposed action or offer, specifying the record date for the action or offer and the date of participation therein by the holders of Common Shares, if any such date is to be fixed, and briefly describing the effect of such action on the Common Shares and on the Exercise Price and the number and kind of any other shares of stock and the other property, if any, issuable upon exercise of this Warrant after giving effect to any adjustment pursuant to this Section 3 that will be required as a result of such action. Notice in accordance with the foregoing shall be given as promptly as possible and in any event (A) at least 10 days prior to the record date for the action, in the case of an action described in clause (i); or (B) at least 20 days prior to the date of the taking of the action or the date of participation therein by the holders of Common Shares, whichever is earlier, in the case of any other action.

4.   TRANSFER; LEGENDS

     (a) This Warrant shall not be transferable, nor may it be the subject of any sale, assignment, pledge or other conveyance.

     (b) The Warrant Shares may not be offered or sold except (i) pursuant to an effective registration statement under the Securities Act or (ii) if the Corporation first shall have been furnished with an opinion of legal counsel or other evidence, in either case reasonably satisfactory to the Corporation, to the effect that such sale or transfer is exempt from the registration requirements of the Securities Act.

     (c) Notwithstanding the provisions of Section 4(b) of this Warrant, no registration or opinion of counsel shall be required for a transfer of Warrant Shares made in accordance with Rule 144 under the Securities Act.

     (d) Except as provided in Section Section 9.5 of this Warrant, this Warrant, any Warrant issued in replacement of this Warrant and each certificate representing Warrant Shares issued upon exercise of this Warrant shall bear the following legend (the "Private Placement Legend") on the face thereof:

     Neither the Warrants represented by this certificate nor the shares issuable upon the exercise of these Warrants have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered, sold or otherwise transferred, pledged or hypothecated unless and until such shares are registered under the Securities Act or an opinion of counsel or other evidence, in either case reasonably satisfactory to the Corporation, is obtained to the effect that such registration is not required.

     (e) Upon the exchange or replacement of Warrants or Warrant Shares bearing the Private Placement Legend, the Corporation shall deliver only Warrants or Warrant Shares, as applicable, that bear the Private Placement Legend, unless:
(i) such transfer or exchange is effected pursuant to an effective registration statement under the Securities Act; or (ii) in the case of Warrant Shares, such Warrant Shares were acquired pursuant to an effective registration statement under the Securities Act; or (iii) there is delivered to the Corporation an opinion of legal counsel or other evidence, in either case reasonably satisfactory to the Corporation, to the effect that such sale or transfer is exempt from the registration requirements of the Securities Act.

     (f) By its acceptance of this Warrant or any Warrant Share bearing the Private Placement Legend, the Holder acknowledges the restrictions on transfer of this Warrant and the Warrant Shares, as applicable, set forth in this Warrant and agrees that it shall transfer this Warrant or the Warrant Shares, as applicable, only as provided in this Warrant.

5.   RIGHTS OF HOLDER

     Prior to the exercise of this Warrant, the Holder shall not be entitled (i) to receive dividends or other distributions payable on Common Shares, (ii) to receive notice of or vote at any meeting of the Corporation's stockholders,
(iii) to consent to any action of the stockholders, (iv) to receive notice as stockholders of the Corporation of any other proceedings of the Corporation, (v) to exercise any preemptive rights, or (vi) to exercise any other rights whatsoever as stockholders of the Corporation.

6.   REPRESENTATIONS AND WARRANTIES OF THE CORPORATION

     The Corporation is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Nevada, and has the full right, power and authority to execute and deliver this Warrant and to consummate the transactions contemplated hereby. The execution and delivery of this Warrant and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Corporation and no other proceedings on the part of the Corporation are necessary to authorize this Warrant or the consummation of the transactions contemplated hereby.

7.   NOTICES

     All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been made (x) upon actual receipt, when given by hand or confirmed facsimile or electronic mail transmission, (y) one day after delivery to the carrier, when given by overnight delivery service or
(z) two days after mailing, when given by first-class registered or certified mail, postage prepaid, return receipt requested; in any case to the following address, or to such other address as a party, by notice to the other parties given pursuant to this Section 7, may designate from time to time:

 (a)  If to the Holder, to:

      Investor-Gate.com
      Attention: Kevin Leigh, President
      18533 Roscoe Blvd #142
      Northridge CA 91324
      Facsimile:
      email:

 (b)  If to the Corporation, to:            With a copy to:

      Provectus Pharmaceuticals, Inc.       Baker, Donelson, Bearman & Caldwell
      Attention: President                  Attention: David L. Morehous, Esq.
      7327 Oak Ridge Highway, Suite A       Riverview Tower, Suite 2200
      Knoxville, TN 37931                   900 South Gay Street
      Facsimile: 865.539.9654               Knoxville, TN 37902
      email: scott@provectuscorp.com        Facsimile: 865.525.8569
                                            Email: dmorehous@bdbc.com

8.   GOVERNING LAW; VENUE OF ACTIONS

     (a) This Warrant shall be governed and construed in accordance with the internal laws of the State of Nevada as applied to contracts made and performed within the State of Nevada, without regard to the principles thereof regarding resolution of conflicts of law.

     (b) The Corporation and the Holder each hereby (i) submit to the jurisdiction of any state court of competent jurisdiction in and for Knox County, Tennessee, or in the United States District Court for the Eastern District of Tennessee sitting at Knoxville in any action or proceeding arising out of or relating to this Warrant and agree that all claims in respect of the action or proceeding may be heard and determined in any such court; (ii) agree not to bring any action or proceeding arising out of or relating to this Warrant in any other court; (iii) waive any defense of inconvenient forum to the maintenance of any action or proceeding so brought and waive any bond, surety, or other security that might be required of any other Party with respect thereto; and (iv) agree that a final judgment in any action or proceeding so brought shall be conclusive and may be enforced by suit on the judgment or in any other manner provided by law or in equity.

9.   GENERAL PROVISIONS

     (a) This Warrant embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

     (b) Except as otherwise expressly set forth in this Warrant, any term hereof may be amended and the observance of any term hereof may be waived (either generally or in a particular instance and either retroactively or prospectively), with the written consent of the parties hereto. No waivers of or exceptions to any term, condition or provision of this Warrant, in any one or more instances, shall be deemed to be, or construed as, a further or continuing waiver of any such term, condition or provision.

     (c) The invalidity or unenforceability of any provision hereof shall not affect the validity or enforceability of any other provision hereof.

                     * Signatures appear on following page *

                                   Signatures

     IN WITNESS WHEREOF, the Corporation has caused this Warrant to be duly executed and delivered as of the date first set forth above.

                                     PROVECTUS PHARMACEUTICALS, INC.,
                                     a Nevada corporation

                                     By: /s/ Timothy C. Scott
                                         -----------------------------
                                     Name: Timothy C. Scott
                                           ---------------------------
                                     Title: President
                                            --------------------------

ACCEPTED AND AGREED to as of the date first set forth above:

INVESTOR-GATE.COM

     By: /s/ Kevin Leigh
         -----------------
     Name: Kevin Leigh
           ---------------
     Title: President
            --------------

                                                                 Exhibit 10.11.1



                                 January 8, 2003


Timothy C. Scott, Ph.D.
President
Provectus Pharmaceuticals, Inc.
7327 Oak Ridge Highway #A
Knoxville, TN   37931

Dear Mr. Scott:

     This letter agreement (the "Agreement") confirms the terms and conditions of the engagement of INVESTOR-GATE.COM, by Provectus Pharmaceuticals, Inc. (the "Company") to render certain investor relations and financial communication services to the Company which are referred to herein.

     1. Services. INVESTOR-GATE.COM agrees to perform investor relations services for the Company which are ordinarily and customarily performed by an investor relations firm on behalf of a corporate client. These services include, but are not limited to, (a) distribution of financial and general press releases; (b) (if needed) drafting of a corporate profile for distribution to the Company's shareholders and the public; (c) Profiling PROVECTUS PHARMACEUTICALS (PVCT) Corporation and links to PROVECTUS PHARMACEUTICALS (PVCT) Corporation website hosted by Investor-gate.com's financial website; (d) handling new and existing investors through personal contact via phone, fax and computer (e) Setting up broker presentations utilizing a variety of shows funded by PROVECTUS PHARMACEUTICALS (PVCT) and most importantly (f) introduction of the Company to the financial brokerage community and investors.

     2. Non-exclusive Relationship; No Guarantee. Commencing January 8, 2003 (the "Commencement Date"), INVESTOR-GATE.COM will act as a non-exclusive agent of the Company and shall use its best efforts in the performance of its services described above. Nothing in this Agreement shall be construed as limiting INVESTOR-GATE.COM's right to represent other clients, except that INVESTOR-GATE.COM agrees not to represent any other person or entity which is in direct competition with the Company unless INVESTOR-GATE.COM first obtains the Company's written consent, which shall not be unreasonably withheld.

     3. Fees. During the period of 90 days after the Commencement Date (the "Start-up Period"), the Company shall pay to INVESTOR-GATE.COM, for its services, a monthly fee of $7,250.00 per month. The monthly fee shall be paid by the issuance and delivery to INVESTOR-GATE.COM of a number of the Company's common shares, $.001 par value, equal to the amount of the monthly fee. During the Start-up Period, the value of the Company's common shares hereby is agreed to be $0.75 per share. The monthly fees for the Start-up Period shall be prepaid by the Company; the Company and INVESTOR-GATE.COM hereby agree that the Company's obligations shall be satisfied by the execution of a written instruction from the Company or its attorney to the transfer agent for the Company's common shares, on or before the third business day following the date of this Agreement, ordering the issuance of the appropriate number of common shares to INVESTOR-GATE.COM.

     Following the end of the Start-up Period, during the term of this Agreement the Company shall pay to INVESTOR-GATE.COM, for its services, a monthly fee in the amount of $6,000. The monthly fee shall be paid by the issuance and delivery to INVESTOR-GATE.COM of a number of the Company's common shares equal to the amount of the monthly fee. For each month after the Start-up Period, the value of the Company's common shares hereby is agreed to be the greater of (i) an amount per share equal to the average closing price of one of the Company's common shares on the Over-the-Counter Bulletin Board (or any other trading system or exchange on which the Company's common shares may be traded) during the five trading days prior to the commencement of such month, or (ii) $0.75 per share. The monthly fees for each month shall be prepaid by the Company; the Company and INVESTOR-GATE.COM hereby agree that the Company's obligations shall be satisfied by the execution of a written instruction from the Company or its attorney to the transfer agent for the Company's common shares, on or before the second business day of each month, ordering the issuance of the appropriate number of common shares to INVESTOR-GATE.COM.

     As additional fees, the Company shall grant to INVESTOR-GATE.COM warrants for the purchase of common shares in accordance with this paragraph. Upon execution of this Agreement, the Company will grant to INVESTOR-GATE.COM warrants for the purchase of 25,000 common shares at a price of $0.75 per share. Upon the completion of the Start-up Period, the Company will to INVESTOR-GATE.COM warrants for the purchase of 25,000 common shares at a price of $2.00. Upon the first anniversary of the date of this Agreement, the Company will grant to INVESTOR-GATE.COM warrants for the purchase of 25,000 common shares at a price of $5.00. All warrants granted pursuant to this paragraph shall expire 18 months from the date of grant.

     All of the Company's common shares issued to INVESTOR-GATE.COM pursuant to this Section 3 shall be issued pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws and shall be "restricted stock" within the meaning of Rule 144 under the Securities Act of 1933. The Company hereby grants to INVESTOR-GATE.COM Piggy-Back Rights (as defined in Section 5 below) with respect to all such common shares.

     4. Expenses. In addition to any fees that may be payable hereunder, the Company agrees, from time to time upon request, to reimburse INVESTOR-GATE.COM for all reasonable out of pocket expenses incurred by it in the performance of services on behalf of the Company. Such out of pocket expenses shall include any travel on behalf of the Company. It is understood by INVESTOR-GATE.COM, that individual expenses in excess of $200.00 (two hundred dollars) will be approved, in advance, by the Company in writing. Any disputed expense must be made known to INVESTOR-GATE.COM in writing within 5 days of receipt. Out of pocket expenses will be billed on or about the fifteenth of each month and will be due and payable with 10 days of receipt.

     5. Equity Participation. As an inducement for INVESTOR-GATE.COM to enter into this Agreement, the Company agrees to grant to INVESTOR-GATE.COM or its successor or designee, within 10 business days of the date of this Agreement, warrants for the purchase of 50,000 common shares, at an exercise price per share equal to the greater of (i) 50% of the average closing price of one of the Company's common shares on the Over-the-Counter Bulletin Board (or any other trading system or exchange on which the Company's common shares may be traded) during the ten trading days prior to the date of exercise, or (ii) $0.75. The warrants granted pursuant to this Section 5 may be exercised by
INVESTOR-GATE.COM no earlier than the first anniversary of the date of this Agreement and no later than the second anniversary thereof; provided, that such warrants may be exercised for the purchase of no more than 12,500 shares during any three-month period within such period of exercisability. Termination of INVESTOR-GATE.COM's engagement hereunder shall not effect the provisions of this
Section 5 which shall survive such termination.

     The Company shall include the shares issuable upon the exercise of the warrants granted pursuant to this Section 5, together with any shares issued pursuant to (or upon the exercise of warrants granted pursuant to) Section 3 of this Agreement, with any of the Company's securities it determines to register for its own account at any time, subject only, in an underwritten public offering, to such customary limitations which such underwriter may impose based upon its determination that marketing factors require a limitation on the number of shares to be underwritten (the "Piggy Back Rights"). The Piggy Back Rights shall not apply from time to time, if, at the time such holder desires to sell any of the Shares, the holder of the Shares (together with its affiliates) is able to sell all such Shares remaining pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. The Piggy Back Rights shall continue until all the Shares are registered and sold.

     6. Termination of the Engagement. INVESTOR-GATE.COM's engagement hereunder may be terminated by either the Company or INVESTOR-GATE.COM at any time, with or without cause, upon written advice to that effect to the other party; provided, however, that INVESTOR-GATE.COM will be entitled to (a) its full fee for the first One Hundred and Eighty (180) days of the current program activities under Section 3 (with the exception of the warrant package) hereof regardless of when this Agreement is terminated if terminated by the Company and provided further, that the provisions of this Section 6 and Sections 4, 5 and 7 hereof shall survive such termination. All warrants and options are excluded from cancellation for 18 months from the signing of this contract.

     7. Indemnity.

        (a) Indemnification by the Company. In connection with INVESTOR-GATE.COM's engagement hereunder, including modifications or future additions to this engagement and the related activities prior to this date, the Company agrees that it will indemnify, hold harmless and defend INVESTOR-GATE.COM and its affiliates, any director, officer, agent or employee of INVESTOR-GATE.COM or any of its affiliates and each other person, if any, controlling INVESTOR-GATE.COM or any of its affiliates and each of their successors and assigns (collectively, the "INVESTOR-GATE.COM Group") against and in respect of any and all losses, damages, claims, obligations, demands, actions, suits, proceedings, assessments, liabilities, judgments, recoveries and deficiencies, costs and expenses (including, without limitation, reasonable attorneys' fees and costs and expenses incurred in investigating, preparing, defending against or prosecuting any litigation, claim, proceeding or demand), all on an after-tax basis, less any amounts actually paid as insurance reimbursement, of any kind or character (collectively, a "Loss"), (i) related to, arising out of or result from (A) oral or written information provided by the Company, the Company's employees or the Company's other agents, for use by INVESTOR-GATE.COM in connection with INVESTOR-GATE.COM's performance of services under this Agreement; (B) other action or failure to act by the Company, the Company's employees or the Company's other agents or by INVESTOR-GATE.COM at the Company's request or with the Company's consent or (C) any breach of, or failure by the Company to fully perform, or any inaccuracy in, any of the representations, warranties, covenants or agreements of the Company in this Agreement or (ii) otherwise related to or arising out of the engagement of INVESTOR-GATE.COM pursuant to this Agreement or any transaction or conduct in connection therewith except that this clause (ii) and clause (i)(B) relating to actions by INVESTOR-GATE.COM, shall not apply with respect to any losses that are finally judicially determined to have resulted primarily from INVESTOR-GATE.COM's bad faith or gross negligence.

        (b) Notice of Claim. Whenever INVESTOR-GATE.COM learns of or discovers any matter which may give rise to a claim for indemnification (the "Claim") against the Company under this Section 7 (the "Indemnity Obligor"), as the indemnified party (the "Indemnified Party"), shall give notice to the Indemnity Obligor of the Claim. With respect to Claims which are the subject of actions, suits, or proceedings threatened or asserted in writing by any third party (a "Third Party Claim"), the Indemnified Party shall, within 15 days following receipt of such Third Party Claim, promptly notify the Indemnity Obligor in writing of any Claim for recovery, specifying in reasonable detail the nature of the Loss and the amount of the liability estimated to arise therefrom. If the Indemnified Party does not so notify the Indemnity Obligor within 15 days of its discovery of a Third Party Claim, such Claim shall be barred only to the extent that the Indemnity Obligor is prejudiced by such failure to notify. The
Indemnified Party shall provide to the Indemnity Obligor as promptly as practicable thereafter all information and documentation reasonably requested by the Indemnity Obligor to verify the Claim asserted.

        (c) Defense. If the facts relating to a Loss arise out a Third Party Claim, or if there is any claim against a third party available by virtue of the circumstances of the Loss, the Indemnity Obligor shall, by giving written notice to the Indemnified Party within 15 days following its receipt of the notice of such claim, assume the defense or the prosecution thereof, including the employment of counsel or accountants, reasonably satisfactory to the Indemnified Party, at its cost and expense; provided, however, that during the interim the Indemnified Party shall use its best efforts to take all action (not including settlement) reasonably necessary to protect against further damage or loss with respect to the Loss. The Indemnified Party shall have the right to employ counsel separate from counsel employed by the Indemnity Obligor in any such action and to participate therein, but the fees and expenses of such counsel shall be at the Indemnified Party's own expense, unless (a) the employment thereof has been specifically authorized by the Indemnity Obligor, (b) such Indemnified Party has been advised by counsel reasonably satisfactory to the Indemnity Obligor that there may be one or more legal defenses available to it which are different from or additional to those available to the Indemnity Obligor and in the reasonable judgment of such counsel it is advisable for such Indemnified Party to employ separate counsel, or (c) the Indemnity Obligor has failed to assume the defense of such action and employ counsel reasonably satisfactory to the Indemnified Party. Whether or not the Indemnity Obligor defends or prosecutes such claim, all the parties hereto shall cooperate in the defense or prosecution thereof and shall furnish such records, information and testimony and shall attend such conferences, discovery proceedings and trial as may be reasonably requested in connection therewith. The Indemnity Obligor shall not be liable for any settlement of any such claim effected without its prior written consent. In the event of payment by the Indemnity Obligor to the Indemnified Party in connection with any Loss arising out of a Third Party Claim, the Indemnity Obligor shall be subrogated to and shall stand in the place of the Indemnified Party as to any events or circumstances in respect of which the Indemnified Party may have any right or claim against such third party relating to such indemnified matter. The Indemnified Party shall cooperate with the Indemnity Obligor in prosecuting any subrogated claim. The Indemnity Obligor will take no action in connection with any claim that would adversely affect the Indemnified Party without the consent of the Indemnified Party.

        (d) Duration of the Company's Obligations. The Indemnity Obligor's indemnification obligations under this Agreement shall survive the termination of this Agreement.

     8. Acknowledgments and Representations.

        (a) The Company recognizes and confirms that in performing its duties pursuant to this Agreement, INVESTOR-GATE.COM will be using and relying upon data, material and other information furnished by the Company, its employees and representatives (the "Information"). The Company hereby agrees and represents that all Information furnished to INVESTOR-GATE.COM in connection with this Agreement shall be accurate and complete in all material respects at the time furnished, and that if such Information, in whole or part, becomes materially inaccurate, misleading or incomplete during the term of INVESTOR-GATE.COM's engagement hereunder, the Company shall so advise INVESTOR-GATE.COM in writing and correct any such inaccuracy or omission. INVESTOR-GATE.COM assumes no responsibility for the accuracy and completeness of such Information. In rendering its services hereunder, INVESTOR-GATE.COM shall be entitled to use and rely upon the Information without independent verification thereof. To the extent consistent with legal requirements, all Information, unless publicly available or otherwise available to INVESTOR-GATE.COM without restriction or breach of any confidentiality agreement, will be held by INVESTOR-GATE.COM in confidence and will not be disclosed to anyone other than INVESTOR-GATE.COM's agents and advisors without the Company's prior written approval or used for any purpose other than those referred to in this Agreement.

        (b) The Company understands and agrees that in furnishing the Company with advice and other services as provided in this Agreement, neither INVESTOR-GATE.COM nor any officer, director or agent thereof shall be liable to the Company, its affiliates or its creditors for errors of judgment or anything except bad faith or gross negligence in the performance of its duties under the terms of this Agreement.

        (c) The Company acknowledges that INVESTOR-GATE.COM has been retained solely as an advisor to the Company, and not as an advisor to or agent of any other person, and that the Company's engagement of INVESTOR-GATE.COM is not intended to confer rights upon any persons not a party hereto (including shareholders, employees or creditors of the Company) as against INVESTOR-GATE.COM, INVESTOR-GATE.COM's affiliates or their respective directors, officers, agents and employees.

        (d) The Company represents and warrants to INVESTOR-GATE.COM that it will not cause, or knowingly permit (a) any action to be taken which violates or
(b) a failure to act, the effect of which violates, any federal or state securities law.

     9. Notices. All notices, requests, consents and other communications under this Agreement shall be in writing and shall be delivered by hand or fax or mailed by overnight courier or first class certified or registered mail, return receipt requested, postage prepaid and properly addressed as follows:

    If to INVESTOR-GATE.COM, to:       INVESTOR-GATE.COM
                                       Attention: Kevin Leigh, President
                                       18533 Roscoe Blvd #142
                                       Northridge CA 91324
                                       Fax:

    If to the Company, to:             Provectus Pharmaceuticals, Inc.
                                       Attention: Timothy C. Scott, Ph.D.,
                                       President
                                       7327 Oak Ridge Highway, Suite A
                                       Knoxville, TN 37931
                                       Fax: 865/539-9654

                                       with a copy to:
                                       Baker, Donelson, Bearman & Caldwell, P.C.
                                       Attention: David L. Morehous, Esq.
                                       2200 Riverview Tower, 900 S. Gay Street
                                       Knoxville, TN 37902
                                       Fax: 865/525-8569

          Any party may change its address for purposes of this provision by giving the other party written notice of the new address in the manner set forth above. Notice will be conclusively deemed to have been given when personally delivered, or if given by mail, on the second day after being sent by overnight courier or on the third day after being sent by first class, registered or certified mail, or if given by fax, when confirmation of transmission is indicated by the sender's fax machine.

     10. Arbitration. All controversies, disputes or claims arising out of or relating to this Agreement shall be resolved by binding arbitration. The arbitration shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association. All arbitrators shall possess such experience in, and knowledge of, the subject area of the controversy or claim so as to qualify as an "expert" with respect to such subject matter. The governing law for the purposes of any arbitration arising hereunder shall be as set forth in Section 11 hereof. The prevailing party shall be entitled to receive its reasonable attorney's fees and all costs relating to the arbitration. Any award rendered by arbitration shall be final and binding on the parties, and judgment thereon may be entered in any court of competent jurisdiction.

     11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the state of California, without regard to the conflicts of laws provisions thereof, and may not be amended or modified except in writing signed by both parties.

     12. Successors. This Agreement and all rights and obligations thereunder shall be binding upon and inure to the benefit of each party's successors, but may not be assigned without the prior written consent of the other party, which shall not be unreasonably withheld or delayed.

     13. Severability. If any provision of this Agreement shall be held or made invalid by a statute, rule, regulation, decision of a tribunal or otherwise, the remainder of this Agreement shall not be affected thereby and, to this extent, the provisions of this Agreement shall be deemed severable.

     14. Authorization. The Company represents and warrants that it has all requisite power and authority, and has received all necessary authorizations, to enter into and carry out the terms and provisions of this Agreement.

          Please confirm that the foregoing correctly sets forth our Agreement by signing the enclosed letter in the space provided and returning them to us for execution, whereupon we will send you a fully executed original letter which shall constitute a binding Agreement as of the date first above written. We look forward to working with you on this assignment.

                                            Very truly yours,

                                            INVESTOR-GATE.COM

                                            By: /s/ Kevin Leigh
                                                --------------------
                                                    Kevin J. Leigh
                                                    President and CEO

Agreed to and Accepted as of the date above.

Provectus Pharmaceuticals, Inc.

By: /s/ Timothy C. Scott
    -----------------------------
        Timothy C. Scott, Ph.D.
        President

                                                                 Exhibit 10.11.2


                  [PROVECTUS PHARMACEUTICALS, INC. LETTERHEAD]

February 28, 2003


Kevin Leigh
Investor-Gate.com
9857 Rathburn Avenue
Northridge, CA 91325

Dear Mr. Leigh:

Pursuant to Section 6 of the letter agreement dated January 8, 2003 between Provectus Pharmaceuticals, Inc. ("Provectus") and Investor-Gate.com (the "Letter Agreement"), you hereby are advised that Provectus is terminating the Letter Agreement, effective upon your receipt of this letter.

Provectus is exercising its termination rights as a result of Investor-Gate.com's failure to perform the investor relations services identified in the Letter Agreement. For that reason, and notwithstanding the provisions of Section 6 of the Letter Agreement:

     1. Provectus hereby terminates the warrant granted to Investor-Gate.com pursuant to Section 5 of the Letter Agreement.

     2.   Effective  as of the date  hereof,  Provectus  terminates  payment  to
          Investor-Gate.com of the monthly fees provided in Section 3 of the Letter Agreement; provided, however, that Provectus will grant Investor-Gate.com the warrants specified in Section 3 of the Letter Agreement (for the purchase of (a) 25,000 common shares at an exercise price $0.75, (b) 25,000 common shares at an exercise price of $2.00, and (c) 25,000 common shares at an exercise price of $5.00).

Except with respect to the warrant granted pursuant to Section 5 of the Letter Agreement, Investor-Gate.com may retain any fees previously paid by Provectus to Investor-Gate.com.

Very truly yours,

/s/ Craig Dees
-----------------------
Craig Dees, Ph.D.
Chief Executive Officer

                                                                   Exhibit 10.12

                [Strategic Growth International, Inc. Letterhead]


February 20, 2003



Mr. Craig Dees
Chief Executive Officer
Provectus Pharmaceuticals, Inc.
7327 Oak Ridge Highway
Suite A
Knoxville, TN  37931

Dear Mr. Dees:

This letter will serve as an agreement between Provectus Pharmaceuticals, Inc. ("the Company") and Strategic Growth International, Inc. ("SGI").

DUTIES:

As Investor Relations Consultants, SGI will:

          a) Consult with the management of the Company on Investor Relations aspects of shareholder communications, including arranging and conducting meetings with the professional investment community and investor groups; communicating the corporate message to specified audiences, and enhancing relations with security analysts and the financial press.

          b) Help develop and implement a comprehensive Investor Relations program. The program will be designed to achieve results-oriented goals and objectives.

          c) Provide professional staff services as may be reasonably required to help the Company carry out its programs and objectives.

The scope of SGI's services shall not include any activities related to or regarding the raising of funds. Such activities, if any, shall be subject to a separate agreement.

LIABILITY:

The Company agrees to indemnify and hold harmless SGI from and against any and all losses, claims, damages, expenses or liabilities which SGI may incur based upon information, representations, reports or data furnished by the Company to the extent that such material is furnished, prepared or approved by Provectus Pharmaceuticals, Inc. for use by SGI.

OUT OF POCKET EXPENSES

The Company will reimburse SGI for all reasonable out-of-pocket disbursements, including travel expenses, made in the performance of its duties under this agreement. Items, such as luncheons with the professional investment community, graphic design and printing, postage, long distance telephones calls, etc., will be billed as incurred.

RECORDS AND RECORDING KEEPING

SGI will maintain accurate records of all out-of-pocket expenditures incurred on behalf of the Company. Authorization for projects and operating activities will be obtained in advance before commitments are made.

TERMS OF PAYMENT

Billing will be done monthly for the coming month, with the first month payable in advance. Expenses and charges will be included in the following month's bill.

Payment is due within ten (10) days upon receipt of invoice.

SERVICE FEES

The Company will pay SGI a monthly retainer fee of $8,000.00 for services under this agreement. At the option of the company, $5,000 of such fee shall be payable in cash plus 30,000 shares of stock per month for the first 3 months. The monthly retainer shall commence on February 20, 2003 and extend for 12 months. The first monthly fee shall be payable in advance.

In addition, immediately upon execution of this agreement, the Company agrees to grant SGI warrants to purchase 360,000 shares of the Company's common stock exercisable at the following prices: 120,000 shares at $0.25, 120,000 shares at $0.35, and 120,000 shares at $0.50. Such options will be of a five-year duration. At the option of SGI, such options may be exercised on a cashless basis and will have piggy-back registration rights for one year with respect to the options with demand registration rights after one year, and may be transferred in whole or in part to one or more officers of the Company. Such options will be vested immediately.

TERMS OF AGREEMENT

This agreement is to extend from February 20, 2003 for a period of 12 months. The Company shall first have the right to terminate this agreement on August 20, 2003, upon 10 days prior written notice. Upon such termination on August 20, 2003, the Company will have the right to rescind 180,000 of the 360,000 options. Sixty thousand (60,000) of the options rescinded will be the options granted at $0.25, 60,000 of the options will be the options granted at $0.35 and 60,000 from the options granted at $0.50.

This agreement shall be governed by and subject to the jurisdiction of and law of New York State.

Please confirm agreement to the above by endorsing all three (3) copies and returning two (2) copies to SGI.


AGREED TO AND ACCEPTED BY:

/s/ Craig Dees                                       Date:    February 20, 2003
--------------------------------
Provectus Pharmaceuticals, Inc.



/s/                                                  Date:    February 20, 2003
-------------------------------------
Strategic Growth International, Inc.

                                                                  Exhibit 10.13

                    [Josephberg Grosz & Co., Inc. Letterhead]



                                 March 27, 2003



Craig Dees, Ph.D., CEO
Provectus Pharmaceuticals, Inc.
7327 Oak Ridge Highway
Knoxville, TN 37931

Dear Craig:

     I. The purpose of this letter is to set forth the terms of our agreement (the "Agreement") with respect to the compensation which Josephberg Grosz & Co., Inc. or their designees ("JGC") are to receive for assisting and advising Provectus Pharmaceuticals, Inc. or related entities, direct or indirect (the "Company"), in obtaining a capital infusion of equity, debt, bridge financing, merger and acquisitions, letter or line of credit, lease financing or other types of financial transactions, including any transactions of financial value (the "Financing"). Our focus will be on providing the Company with equity for working capital needs and the finalization of its Business Plan.

     II. To assist the Company in obtaining Financing, the Company agrees to engage JGC as its agent with respect to all Financing sources, direct or indirect, (the "Investor"). When such Financing from any Investor introduced to the Company, (other than a Financing in the nature of one described in paragraphs III and IV below) is provided, JGC will be compensated by the Company, in full, at the closing of the Financing, by receiving a total cash fee of 7%, the fee due JGC when received by the Company and equal to the total gross dollar value received or to be received (including any form of equity, bridge, stock, warrant conversion, convertible securities, convertible debt or subordinated debt Financing) by the Company (i.e., $1,500,000 Financing provided; JG Capital, Inc. receives a cash fee of 7%, to be $105,000). In addition, JGC will have the right to invest in the Company by receiving, at the closing of the Financing, a five year warrant. Such warrant shall give JGC or its designees the right, at any time over a five year period, to purchase securities on a cashless basis in the Company equal to 8% of the total shares issued to the Investor at the same price, JGC's designees receive warrants to purchase shares of the same type securities and the same rights as the Investor (i.e., $1,500,000 Financing provided, JGC's designees receive warrants to purchase shares of the same type securities and at the same price and valuation as the Investor at the time of Financing at anytime over a five year period). Any and all securities and/or warrants and securities underlying such warrants to be received by JGC and its designees shall have appropriate piggy-back and registration rights and in any case become free trading immediately following 144 holding period.

     III. For senior debt, credit facilities, guarantees; lease financing and letter or line of credit Financing, JGC's cash fee, if such is provided by an Investor introduced by JGC, and accepted by the Company, shall be 3.0% of the total dollar value received by the Company. (All debt with convertible features or warrants shall fall under fees in Paragraph 11 above.)

     IV. In the event the Company enters into a merger, acquisition or joint venture with an Investor or entity introduced by JGC or entities or Investors negotiated with on behalf of the Company by JGC, JGC will be compensated by the Company, in full, at the closing thereof, in accordance with the 5/4/3 Formula, (i.e., by receiving a cash fee of 5% of the first $1,000,000 of Value received by the Company or the Investor, whichever is applicable, 4% of the second $1,000,000, and 3% of all Value received in excess of $2,000,000). While not all inclusive, Value shall include total cash, notes, debt, stock, consulting, non-compete, earn-out, sales and royalty agreements.

     V. The fees in paragraphs II, III and IV above are totally independent of one another and are based upon the type or types of transactions JGC arranges.

     VI. Upon the execution of this Agreement, the Company agrees to pay JG Capital, Inc. an engagement fee of $6,500,000 and 35,000 shares of the company's common stock.

     VII. This Agreement may be terminated or amended by the Company sixty days from the signing of this Agreement or anytime thereafter with ten days prior written notice. Termination of this Agreement shall not release the Company of its obligation to compensate JGC or its designees for its services rendered per this Agreement. In other words, JGC shall be compensated if any party introduced to the Company per paragraphs II, II and IV, enters into a transaction or provides Financing as long as the transaction (transactions) or Financing (Financings) was provided or committed to by those parties within 24 months after termination of this Agreement.

     VIII. It is understood and agreed that you shall have the right to accept or reject in your judgment the terms of any Financing or transaction proposed by any Financing Sources, Investors, strategic partners and/or corporations presented to you. If such Financing is provided by the Investor to the Company and accepted, as a condition to the closing, the company agrees to represent to JGC, to the Investor and the Company's and Investors' attorneys prior to the closing of the transaction or Financing that the cash portion of the fees due and payable to JGC as they apply to this Agreement will be paid to JG Capital, Inc. by wire transfer or certified check at the closing of the transaction and/or Financing along with any and all other fees due JGC (stock, etc.). The Company also agrees to copy JGC promptly on all correspondence between all prospective Investors and the Company and provide a copy of all closing documents to JGC at closing.

     IX. This Agreement shall be governed and construed in accordance with the laws of the State of New York. In the event of any dispute between us regarding the subject matter of this Agreement, such dispute shall be submitted to arbitration before a single arbitrator in New York City in accordance with the rules of the American Arbitration Association. Any decision or award shall be final and binding upon the parties hereto. All legal fees, arbitration fees, filing fees, collection fees, expenses and the maximum interest rate allowed by law shall be paid to the prevailing party by the losing party. If you are in Agreement to the foregoing, please sign and date below.

                                   Sincerely,
                                   Josephberg Grosz & Co., Inc.


                                   By: /s/ Richard A. Josephberg 3/27/03
                                       ---------------------------------
                                       Richard A. Josephberg      Date
                                       Chairman


AGREED AND ACCEPTED:

Provectus Pharmaceuticals, Inc.

By:  /s/ Craig Dees                         Date: 3/28/03
     --------------------------             --------------
     Craig Dees, Ph.D.
     CEO

                                                                    Exhibit 99.1


                 Certification Pursuant to 18 U.S.C. ss. 1350*


     Pursuant to 18 U.S.C.ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), hereby certifies that:

     (1) The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on May 9, 2003.

                                         /s/H. Craig Dees
                                         -------------------------------
                                         H. Craig Dees
                                         Chief Executive Officer
                                         Provectus Pharmaceuticals, Inc.

                                         /s/Daniel R. Hamilton
                                         -------------------------------
                                         Daniel R. Hamilton
                                         Chief Financial Officer
                                         Provectus Pharmaceuticals, Inc.



     A signed original of this written statement required by Section 906 has been provided to Provectus Pharmaceuticals, Inc. and will be retained by Provectus Pharmaceuticals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Enacted by Section 906 of the Sarbanes-Oxley Act of 2002, Public Law 107-204.