Form 10QSB
period 2003-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2003-08-14
CIK 315545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM __________ TO _______________

                         COMMISSION FILE NUMBER: 0-9410

                         PROVECTUS PHARMACEUTICALS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                         90-0031917
-------------------------------------------               ----------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

7327 OAK RIDGE HIGHWAY SUITE A, KNOXVILLE, TN                     37931
-------------------------------------------------          ---------------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                  865/769-4011
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year, if Changed Since Last Report)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of August 13, 2003 was 9,487,689.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        PROVECTUS PHARMACEUTICALS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS                           Page
                                                                            ----

PART I FINANCIAL INFORMATION...................................................1

     ITEM 1.    FINANCIAL STATEMENTS...........................................1
         Index To Consolidated Financial Statements............................1
         Consolidated Balance Sheets...........................................2
         Consolidated Statements of Operations.................................3
         Consolidated Statements of Stockholders' Equity.......................4
         Consolidated Statements of Cash Flows.................................5
         Notes to Consolidated Financial Statements............................6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATION.............................................8
         Overview..............................................................8
         Going Concern........................................................10
         Plan of Operation....................................................11
         Forward-Looking Statements...........................................14

     ITEM 3.    CONTROLS AND PROCEDURES.......................................14

PART II OTHER INFORMATION.....................................................15

     ITEM 1.    LEGAL PROCEEDINGS.............................................15

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................16

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................16

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS......................................................16

     ITEM 5.    OTHER INFORMATION.............................................17

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................17

SIGNATURES....................................................................19

EXHIBIT INDEX................................................................X-1

                        PROVECTUS PHARMACEUTICALS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

     Consolidated Balance Sheets...............................................2

     Consolidated Statements of Operations.....................................3

     Consolidated Statements of Stockholders' Equity...........................4

     Consolidated Statements of Cash Flows.....................................5

     Notes to Consolidated Financial Statements................................6


                         PROVECTUS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,         December 31,
                                                                                      2003                 2002
---------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)            (Audited)

ASSETS

CURRENT ASSETS
     Cash                                                                  $        35,193    $         717,833
     Inventory                                                                      72,135                    -
     Prepaid expenses                                                               20,876               35,481
     Prepaid consulting expense (Note 5(c))                                         84,174                    -
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               212,378              753,314
------------------------------------------------------------------------------------------------------------------

EQUIPMENT AND FURNISHINGS, less accumulated depreciation of
     $154,307 and $39,446                                                          211,868              471,429

PATENTS, net of amortization of $707,843 and $133,916                           19,329,718           19,903,644

OTHER ASSETS                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,780,964    $      21,155,387
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable - trade                                              $       228,939    $          98,874
     Accrued expenses                                                              103,170               77,781
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          332,109              176,655
------------------------------------------------------------------------------------------------------------------

LOAN FROM STOCKHOLDER                                                              109,000              109,000

CONVERTIBLE LONG-TERM DEBT (net of debt discount of $89,031
     and $120,344)                                                                 936,928              879,656

STOCKHOLDERS' EQUITY
     Common stock;  par value $.001 per share;  100,000,000  shares  authorized;
         9,487,689 and 9,423,689 shares issued and
         outstanding, respectively                                                   9,488                9,424
     Paid-in capital                                                            27,293,999           27,102,406
     Accumulated deficit                                                        (8,900,560)          (7,121,754)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      18,402,927           19,990,076
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,780,964    $      21,155,387
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE             Three              SIX               Six
                                              MONTHS            Months           MONTHS            Months        Cumulative
                                               ENDED             ENDED            ENDED             ENDED           THROUGH
                                            JUNE 30,          June 30,         JUNE 30,          June 30,          June 30,
                                                2003              2002             2003              2002              2003
----------------------------------------------------------------------------------------------------------------------------
                                         (UNAUDITED)       (Unaudited)      (UNAUDITED)       (Unaudited)       (Unaudited)

OPERATING EXPENSES
     Research and development        $       80,503   $             -   $      236,286    $        1,000   $       287,000
     General and administrative             435,425         6,405,250          947,342         6,415,250         7,870,288
     Amortization                           286,964                 -          573,927                 -           707,843
----------------------------------------------------------------------------------------------------------------------------

Total operating loss                       (802,892)       (6,405,250)      (1,757,555)       (6,416,250)       (8,865,131)

Gain on sale of fixed assets                 55,000                 -           55,000                 -            55,000

Net interest (expense) income               (38,230)               18          (76,251)               52           (90,429)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS                    $     (786,122) $     (6,405,232)  $    (1,778,806)  $   (6,416,198)  $    (8,900,560)
----------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON
     SHARE                                    (0.08)            (0.79)           (0.19)            (0.90)
-----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING -
     BASIC AND DILUTED                    9,487,689         8,060,132        9,470,033         7,142,566
---------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                         Common Stock
                                               ----------------------------------

                                                        Number                           Paid-in       Accumulated
                                                     of Shares        Par Value          Capital           Deficit            Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at January 17, 2002                                 -        $       -     $          -       $         -     $          -

     Issuance to founding stockholders               6,000,000            6,000           (6,000)                -                -
     Sale of stock                                      50,000               50           24,950                 -           25,000
     Issuance of stock to employees                    510,000              510          931,490                 -          932,000
     Issuance of stock for services                    120,000              120          359,880                 -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                            -                -                -        (1,316,198)     (1,316,198)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at April 23, 2002                           6,680,000            6,680        1,310,320        (1,316,198)             802

     Shares issued in reverse merger                   265,763              266           (3,911)                -          (3,645)
     Issuance of stock for services                  1,900,000            1,900        5,142,100                 -        5,144,000
     Purchase and retirement of stock                 (400,000)            (400)         (47,600)                -         (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                               500,007              500       20,547,935                 -       20,548,435
     Exercise of warrants                              452,919              453                -                 -              453
     Warrants issued in connection with
         convertible debt                                    -                -          126,587                 -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                   25,000               25           26,975                 -           27,000
     Net loss for the period from April 23,
         2002 (date of reverse merger) to
         December 31, 2002                                   -                -                -        (5,805,556)     (5,805,556)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2002                        9,423,689            9,424       27,102,406        (7,121,754)      19,990,076

     Issuance of stock for services                     64,000               64           22,736                 -           22,800
     Issuance of warrants for services                       -                -          141,351                 -          141,351
     Employee compensation from stock options                -                -           27,506                 -           27,506
     Net loss for the six months ended June
         30, 2003                                            -                -                -        (1,778,806)     (1,778,806)
-----------------------------------------------------------------------------------------------------------------------------------

                                                     9,487,689        $   9,488     $ 27,293,999       $(8,900,560)    $ 18,402,927
-----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Period        Cumulative
                                                         Six Months          From January 17,      Amounts From
                                                     Ended June 30,       2002 (Inception) to  January 17, 2002
                                                               2003             June 30, 2002       (Inception)
--------------------------------------------------------------------------------------------------------------------
                                                        (UNAUDITED)               (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $     (1,778,806)   $       (6,416,198)  $       (8,900,560)
   Adjustments to reconcile net income to net cash
       used in operating activities
     Depreciation                                              137,861                     -              177,307
     Amortization of patents                                   573,927                     -              707,843
     Amortization of original issue discount                    31,313                     -               37,556
     Compensation through issuance of stock options             27,506                     -               27,506
     Compensation through issuance of stock                          -               932,000              932,000
     Issuance of stock for services                             22,800             5,460,000            5,526,800
     Issuance of warrants for services                          57,177                     -               57,177
     (Gain) loss on sale of fixed asset                        (55,000)                    -              (55,000)
     (Increase) decrease in assets
       Prepaid expenses                                         14,605                     -              (20,876)
       Inventory                                               (72,135)                    -              (72,135)
     Increase (decrease) in liabilities
       Accounts payable                                        130,065                     -              225,294
       Accrued expenses                                         25,389                     -              103,170
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                         (885,298)              (24,198)          (1,253,918)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of fixed asset                           180,000                     -              180,000
   Capital expenditures                                         (3,301)                    -               (3,301)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                      176,699                     -              176,699
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans from stockholder                              -                     -              109,000
   Proceeds from convertible debt                               25,959                     -            1,025,959
   Proceeds from sale of common stock                                -                25,000               25,000
   Proceeds from exercise of warrants                                -                     -                  453
   Purchase and retirement of common stock                           -                     -              (48,000)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                       25,959                25,000            1,112,412
--------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH                                    $       (682,640)   $              802   $           35,193

CASH, at beginning of year                                     717,833                     -                    -
--------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                  $         35,193    $              802   $           35,193
--------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
     Warrants issued to consultants for prepaid services of $84,174 in 2003.


See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

3.   RECAPITALIZATION AND MERGER

         On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a "blank check" public company, acquired Provectus Pharmaceuticals, Inc., a privately held Tennessee corporation ("PPI"), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the "Company") and PPI became a wholly owned subsidiary of the Company. For financial reporting purposes, the transaction has been reflected in the accompanying financial statements as a recapitalization of PPI and the financial statements reflect the historical financial information of PPI which was incorporated on January 17, 2002. The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc. which owned the intellectual property to be used in the Company's operations.

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2003 are 385,000 warrants, 352,000 options and 1,481,322 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 80,000 warrants.

5.   EQUITY TRANSACTIONS

         (a) In 2003, the Company issued 64,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January 2003 and 35,000 shares issued in March 2003. Consulting costs charged to operations were $22,800.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

         (b) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.

         On May 29, 2003, the Company issued 352,000 stock options to employees. The options vest over three years with 88,000 options vesting on the date of grant. The exercise prices range from $0.26 to $0.32 and all options were outstanding at June 30, 2003. The exercise price for all options is less than the market price on the date of grant. Accordingly, compensation expense of $27,506 has been recorded in the second quarter of 2003.

         For stock options granted to employees during the second quarter of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:


                                                                                        2003
                                                                                   ---------------

                           Weighted average fair value per options granted           $    0.60

                           Significant assumptions (weighted average)
                               Risk-free interest rate at grant date                       2.0%
                               Expected stock price volatility                             150%
                               Expected option life (years)                                 10

         If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                                                     2003
                                                                            ----------------------

                           Net loss, as reported                              $      (1,778,806)
                           Add stock based employee compensation expense
                                included in reported net loss                            27,506
                           Less total stock-based employee compensation
                                expense determined under the fair value
                                based method for all awards                             (57,200)
                           -----------------------------------------------------------------------

                           Pro forma net loss                                 $      (1,808,500)
                           -----------------------------------------------------------------------

                           Basic and diluted loss per common share, as
                                reported                                      $           (0.19)

                           Basic and diluted loss per common share, pro
                                forma                                         $           (0.19)

         (c) The Company applies the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock options and warrants issued to nonemployees. In 2003, the Company issued 385,000 warrants in exchange for consulting services rendered, consisting of 25,000 warrants issued in January 2003 and 360,000 warrants issued in February 2003. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option pricing model. Fair market value for warrants ranged from $0.21 to $0.51. Consulting costs charged to operations were $57,177. At June 30, 2003, $84,174 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future.

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

     We have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable glovesOur Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. We began limited distribution of Pure-ific during the first half of 2003. During this time our Pure-ific website has been successfully launched enabling fulfillment of online orders. We also have begun limited distribution of Pure-ific in Mexico and Central America. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.

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

         Our technologies are in early stages of development. We have generated minimal initial revenues from sales and operations but we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. In November 2002, we obtained $1 million from Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor") through the sale, pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Gryffindor Agreement") between the Company and Gryffindor, of our Convertible Secured Promissory Note dated November 26, 2002 in the original principal amount of $1 million (the "Note") and Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"). In addition, at critical junctures during 2002 and 2003 we have obtained approximately $129,000 in additional funding through short-term loans from Eric
A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major stockholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended.

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

CASH FLOW

         As of June 30, 2003, we held approximately $35,193 in cash. We have reduced our cash expenditure rate by suspending payment of salaries and most of our research programs; in addition, we are seeking to improve our cash flow by commencing sales of OTC products. Even with these reductions, however, at our current expenditure rate this amount will be sufficient to meet our needs only until the end of August 2003. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

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

         o     Prescription   pharmaceuticals  addressing  the  dermatology  and
               oncology markets; and

         o     Medical devices

         Our estimates of the size of the markets for each of these three planned product classes are set forth in the following table:


                                                                               APPROXIMATE ANNUAL VALUE
                  PRODUCT AREA                                                  OF SALES IN U.S. MARKET
                  --------------------------------------------------------     ------------------------
                                                                                      (millions)

                  OTC Products

                       Personal hygiene..................................      $         100

                       Disposable glove care.............................                100

                       Acne (all grades).................................              1,000

                  Prescription Pharmaceuticals

                       Psoriasis.........................................              1,500

                       Liver, breast and prostate cancer.................              1,000

                  Medical Devices

                       Medical device systems............................                250

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of June 30, 2003, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported, on April 17, 2003, during the fiscal quarter covered by this Quarterly Report on Form 10-QSB, a suit was filed in the Third Judicial District Court, Salt Lake County, Utah (the "Court") by Kelly Adams, on behalf of himself and "as representative of certain Stockholders of Provectus Pharmaceuticals, Inc., a Nevada corporation." The suit named PPI and Michael L. Labertew, an attorney in Salt Lake City, Utah, as defendants, and sought to rescind the Agreement and Plan of Reorganization dated April 22, 2002 by which we acquired PPI and PPI's former stockholders acquired majority ownership of our common stock. (This transaction is discussed in more detail in Part I above under the heading "Management's Discussion and Analysis or Plan of Operation.-Overview-History.")

         As previously reported, on April 29, 2003, without giving the Company or PPI notice of the motion or an opportunity to respond to it, the Court granted Mr. Adams's ex parte motion for a temporary restraining order (the "TRO") preventing PPI from issuing additional shares of stock for a 10-day period commencing on April 29, 2003. Mr. Adams also moved for a preliminary injunction that, if granted, would have imposed the same restrictions until the completion of the proceedings.

         As previously reported, on May 12, 2003 PPI filed its Consolidated Memorandum in Opposition to Plaintiff's Motion for Preliminary Injunction and Memorandum in Support of Motion to Dismiss in response to the entry of the TRO and Mr. Adams's motion for a preliminary injunction; and on May 13, 2003, the Court conditionally lifted the TRO against the Company pending a hearing scheduled for May 16, 2003. On May 16, 2003, the Court held a hearing on Mr. Adams's motion for a preliminary injunction, at which the Court denied the motion for a preliminary injunction, citing Mr. Adam's failure to meet his burden under Utah law.

         As previously reported, on May 21, 2003, the Court entered a written order memorializing its May 16, 2003 ruling dissolving the TRO and denying Mr. Adams's preliminary injunction motion. In dissolving the TRO and refusing to grant the preliminary injunction, the Court cited Mr. Adams's inability to establish any significant harm that would result to Mr. Adams if the preliminary injunction were not granted, the significant harm that would result to the Company if the preliminary injunction were granted, and Mr. Adams's failure to show a substantial likelihood that he would prevail on the merits of his lawsuit, The Court specifically cited Mr. Adams's failure to show a substantial likelihood that he would prevail on the issues of (i) whether he had standing as a proper plaintiff to assert his alleged cause of action and (ii) whether rescission was an available and appropriate remedy in this case. The Court's order allows Mr. Adams to amend his complaint.

         As previously reported, on June 16, 2003 the Company and its subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation and the successor by merger to PPI ("Xantech"), executed a Settlement Agreement (the "Settlement Agreement") with the plaintiff, Mr. Adams, and with Justeene Blankenship, Nicholas Julian, and Pacific Management Services, Inc., the corporation formerly operated by Mr. Julian and Ms. Blankenship ("Pacific"). Pursuant to the Agreement, Mr. Adams agreed to dismiss the litigation pending in the Court with prejudice and, in connection therewith, to file the Settlement Agreement with the Court to govern the future relations between the parties. In addition, the parties to the Settlement Agreement entered into mutual releases and certain other covenants and agreements. A copy of the Settlement Agreement was filed as
Exhibit 10.14 to the Company's Current Report on Form 8-K dated June 16, 2003, as filed with the SEC on June 26, 2003, and is incorporated herein by reference.

         As previously reported, on June 18, 2003 Mr. Adams and PPI submitted to the Court a Stipulated Order of Dismissal with Prejudice and Release of Stock Certificates (the "Order"). The Court entered the Order, thereby dismissing the litigation with prejudice, on June 25, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended June 30, 2003, we did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No response is required to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our 2003 Annual Meeting of Stockholders on May 29, 2003 (the "Annual Meeting"). Proposals presented for a vote of our stockholders at the Annual Meeting were:

         1. Election of four directors to serve on the Company's Board of Directors for a one-year term;

         2.    Action on a proposal  to  approve  and adopt the  following  four
               amendments  to  the  Articles  of   Incorporation   of  Provectus
               Pharmaceuticals, Inc.:

               A. An amendment authorizing the future issuance of up to 25 million shares of preferred stock;

               B. An amendment revising and improving the provisions of the Articles of Incorporation regarding indemnification of our directors, officers, employees and agents for costs they may incur if sued individually as a result of their service to us;

               C. An amendment requiring the affirmative vote of 75% of the voting power of our outstanding stock for stockholder-initiated changes to our Bylaws and continuing to permit the Board to adopt, amend or repeal the Bylaws;

               D. An amendment eliminating unnecessary and archaic verbiage in our Articles of Incorporation; and

         3.    Action  on  a  proposal  to  approve  and  adopt  the   Provectus
               Pharmaceuticals, Inc. Amended and Restated 2002 Stock Plan.

Election of Directors

          Each of the incumbent Directors was elected, with the following results:

                                                                                      ABSTENTIONS AND
                                        VOTES FOR              VOTES AGAINST          BROKER NON-VOTES
                                        ---------              -------------          ----------------

         H. Craig Dees, Ph.D.           7,775,565                   700                      0

         Timothy C. Scott, Ph.D.        7,775,665                   600                      0

         Eric A. Wachter, Ph.D.         7,775,665                   600                      0

         Stuart Fuchs                   7,775,665                   600                      0


Approval of Amendments to the Company's Articles of Incorporation

         In accordance with SEC rules, we presented as separate matters for voting the four proposed amendments to the Articles of Incorporation of Provectus Pharmaceuticals, Inc., as amended. Stockholder voting on each of the four amendments was independent from stockholder voting on any of the others; stockholders were permitted to vote for or against, or abstain from voting on, any one or more of them. We presented all four amendments together since we believed that all four matters would be desirable for governance of the Company following the Annual Meeting.

     The proposed amendment to the Articles of Incorporation authorizing the future issuance of up to 25 million shares of preferred stock was approved, with the following results:

                                                                    ABSTENTIONS AND
                      VOTES FOR             VOTES AGAINST           BROKER NON-VOTES
                      ---------             -------------           ----------------

                      7,312,531                12,310                     602


     The proposed amendment to the Articles of Incorporation revising and improving the provisions regarding indemnification of directors, officers, employees and agents was approved, with the following results:

                                                                    ABSTENTIONS AND
                      VOTES FOR             VOTES AGAINST           BROKER NON-VOTES
                      ---------             -------------           ----------------

                      7,763,139                12,321                     805


     The proposed amendment to the Articles of Incorporation requiring the affirmative vote of 75% of the voting power of the outstanding stock for stockholder-initiated changes to the Bylaws was approved, with the following results:

                                                                    ABSTENTIONS AND
                      VOTES FOR             VOTES AGAINST           BROKER NON-VOTES
                      ---------             -------------           ----------------

                      7,312,920                12,012                     502

     The proposed amendment to the Articles of Incorporation eliminating unnecessary and archaic verbiage was approved, with the following results:

                                                                    ABSTENTIONS AND
                      VOTES FOR             VOTES AGAINST           BROKER NON-VOTES
                      ---------             -------------           ----------------

                      7,774,657                 1,000                     608


Approval of 2002 Stock Plan

     The Provectus Pharmaceuticals, Inc. Amended and Restated 2002 Stock Plan was approved and adopted, with the following results:

                                                                    ABSTENTIONS AND
                      VOTES FOR             VOTES AGAINST           BROKER NON-VOTES
                      ---------             -------------           ----------------

                      6,503,118                11,813                     502


          No other matters came before the Annual Meeting.

ITEM 5.   OTHER INFORMATION.

          The Company has entered into a Material Transfer Agreement dated as of July 31, 2003 (the "Material Transfer Agreement") with Schering-Plough Animal Health Corporation ("SPAH"), the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. Under the Material Transfer Agerement, we will provide SPAH with access to certain of our patented technologies, to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for certain progress payments upon the achievement of certain goals. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for the Company to obtain progress payments from SPAH will be achieved.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached
          Exhibit Index, which begins on page X-1 of this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K. During the fiscal quarter ended June 30, 2003, we filed the following Current Reports on Form 8-K:

          1. On May 22, 2003, we filed a Current Report on Form 8-K reporting, with respect to the litigation filed by Mr. Adams against PPI

               (which is discussed in more detail above under the heading "Legal Proceedings."), that, among other things: (i) on May 16, 2003 the Court had held its hearing on PPI's Consolidated Memorandum in Opposition to Plaintiff's Motion for Preliminary Injunction and Memorandum in Support of Motion to Dismiss in response to the entry of the TRO and Mr. Adams's motion for a preliminary injunction; (ii) following the hearing, the Court had dissolved the TRO and denied Mr. Adams's motion for a preliminary injunction; and (iii) on May 21, 2003 the Court had entered a written order memorializing its May 16, 2003 ruling dissolving the TRO and denying Mr. Adams's preliminary injunction motion.

          2. On June 26, 2003, we filed a Current Report on Form 8-K reporting, with respect to the litigation filed by Mr. Adams against PPI, that, among other things: (i) the Company and Xantech had executed the Settlement Agreement with Mr. Adams, Justeene Blankenship, Nicholas Julian, and Pacific; and (ii) the Court had dismissed the litigation with prejudice on June 25, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Provectus Pharmaceuticals, Inc.


                                                 By: /s/ H. Craig Dees
                                                    ----------------------------
                                                      H. Craig Dees, Ph.D.
                                                      Chief Executive Officer

Date:    August 14, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   3.1+ Restated Articles of Incorporation of Provectus Pharmaceuticals, Inc., a Nevada corporation ("Provectus").

   3.2 Bylaws of Provectus, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   4.2.1* Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between Provectus and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

   4.2.2 Letter Agreement dated January 31, 2003 between Provectus and Gryffindor, incorporated herein by reference to Exhibit 4.2.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   4.3 Amended and Restated Convertible Secured Promissory Note of Provectus dated January 31, 2003, issued to Gryffindor, reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   4.6* Stock Pledge Agreement dated as of November 26, 2002 between Provectus and Gryffindor, incorporated herein by reference to
               Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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

   4.16* Promissory Note of Provectus dated December 31, 2002, issued to Eric A. Wachter.

   10.2**+     Provectus  Pharmaceuticals,  Inc. Amended and Restated 2002 Stock
               Plan.

   10.14 Settlement Agreement dated as of June 16, 2003 among Kelly Adams, Justeene Blankenship, Nicholas Julian, and Pacific Management Services, Inc.; and Provectus and Xantech, incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated June 16, 2003, as filed with the SEC on June 26, 2003.

   10.15*+     Material  Transfer  Agreement  dated as of July 31, 2003  between
               Schering-Plough    Animal   Health   Corporation,    a   Delaware
               corporation, and Provectus.

   31.1+       Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 14, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

   31.2+       Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 14, 2003, executed by Daniel R. Hamilton, Chief Financial Officer of the Company.

   32.1+ Certification Pursuant to 18 U.S.C.ss. 1350 (Section 906 Certification), dated August 14, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Daniel R. Hamilton, Chief Financial Officer of the Company.

----------------------------------

     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

     **       Management compensation contract or plan.

     +        Filed herewith.