Form 10QSB
period 2003-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2003-11-14
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    ------------------

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Nevada                                                    90-0031917
---------------------------------------------     ------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN                       37931
---------------------------------------------     ------------------------------
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                         Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of November 14, 2003 was 10,187,689.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                Table of Contents
                                                                            Page

Part I Financial Information...................................................1

     Item 1.    Financial Statements...........................................1
         Index To Consolidated Financial Statements........................... 1
         Consolidated Balance Sheets...........................................2
         Consolidated Statements of Operations.................................3
         Consolidated Statements of Stockholders' Equity.......................4
         Consolidated Statements of Cash Flows.................................5
         Notes to Consolidated Financial Statements............................7

     Item 2.    Management's Discussion and Analysis or Plan of Operation.....10

         Overview.............................................................10
         Going Concern........................................................12
         Plan of Operation....................................................13
         Forward-Looking Statements...........................................16

     Item 3.    Controls and Procedures.......................................16

Part II Other Information.....................................................17

     Item 1.    Legal Proceedings............................................ 17

     Item 2.    Changes in Securities and Use of Proceeds.....................17

     Item 3.    Defaults Upon Senior Securities...............................17

     Item 4.    Submission of Matters to a Vote of Security Holders...........17

     Item 5.    Other Information.............................................17

     Item 6.    Exhibits and Reports on Form 8-K..............................17

Signatures....................................................................18

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

     Consolidated Balance Sheets...............................................2

     Consolidated Statements of Operations.....................................3

     Consolidated Statements of Stockholders' Equity...........................4

     Consolidated Statements of Cash Flows.....................................5

     Notes to Consolidated Financial Statements................................7

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                           Consolidated Balance Sheets

                                                                             September 30,         December 31,
                                                                                      2003                 2002
------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)            (Audited)

Assets

Current Assets
     Cash                                                                  $        12,193        $     717,833
     Inventory                                                                      72,578                    -
     Prepaid expenses                                                                9,149               35,481
     Prepaid consulting expense (Note 5(a) and (c))                                235,583                    -
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               329,503              753,314
------------------------------------------------------------------------------------------------------------------

Equipment and Furnishings, less accumulated depreciation of
     $203,738 and $39,446                                                          162,437              471,429

Patents, net of amortization of $994,806 and $133,916                           19,042,754           19,903,644

Other Assets                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,561,694        $   21,155,387
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities
     Accounts payable - trade                                              $       304,073        $      98,874
     Accrued compensation (Note 6)                                                 412,086               19,781
     Accrued expenses                                                              125,541               58,000
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          841,700              176,655
------------------------------------------------------------------------------------------------------------------

Loan From Stockholder                                                              149,000              109,000

Convertible Long-Term Debt (net of debt discount of $73,115
     and $120,344)                                                                 952,844              879,656

Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized;
         9,487,689 and 9,423,689 shares issued and
         outstanding, respectively                                                   9,488                9,424
     Paid-in capital                                                            27,500,474           27,102,406
     Accumulated deficit                                                        (9,891,812)          (7,121,754)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      17,618,150           19,990,076
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,561,694        $  21,155,387
------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      Consolidated Statements of Operations

                                                Three               Three              Nine               Nine        Cumulative
                                         Months Ended        Months Ended      Months Ended       Months Ended           Through
                                        September 30,       September 30,     September 30,      September 30,     September 30,
                                                 2003                2002              2003               2002              2003
-----------------------------------------------------------------------------------------------------------------------------------
                                          (Unaudited)         (Unaudited)        Unaudited)        (Unaudited)       (Unaudited)
Operating Expenses
     Research and development         $        95,084       $           -     $     331,370       $      1,000      $    382,084
     General and administrative               570,697              44,000         1,518,039          6,459,250         8,440,985
     Amortization                             286,964                   -           860,891                  -           994,807
-----------------------------------------------------------------------------------------------------------------------------------

Total operating loss                         (952,745)            (44,000)       (2,710,300)        (6,460,250)       (9,817,876)

Gain on sale of fixed assets                        -                   -            55,000                  -            55,000

Net interest (expense) income                 (38,507)                  -          (114,758)                52          (128,936)
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                     $      (991,252)      $     (44,000)    $  (2,770,058)      $ (6,460,198)     $ (9,891,812)
-----------------------------------------------------------------------------------------------------------------------------------


Basic and Diluted Loss Per Common
     Share                                      (0.10)              (0.01)            (0.29)             (0.84)
----------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
                Outstanding -                                                     9,553,591          7,645,685
             Basic and Diluted              9,721,022           8,645,763
----------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock
                                               ----------------------------------
                                                        Number                           Paid-in       Accumulated
                                                     of Shares        Par Value          Capital           Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, at January 17, 2002                                 -      $         -     $          -       $         -    $

     Issuance to founding shareholders               6,000,000            6,000           (6,000)                -               -
     Sale of stock                                      50,000               50           24,950                 -          25,000
     Issuance of stock to employees                    510,000              510          931,490                 -         932,000
     Issuance of stock for services                    120,000              120          359,880                 -         360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                            -                -                -        (1,316,198)     (1,316,198)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at April 23, 2002                           6,680,000            6,680        1,310,320        (1,316,198)            802

     Shares issued in reverse merger                   265,763              266           (3,911)                -          (3,645)
     Issuance of stock for services                  1,900,000            1,900        5,142,100                 -       5,144,000
     Purchase and retirement of stock                 (400,000)            (400)         (47,600)                -         (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                               500,007              500       20,547,935                 -      20,548,435
     Exercise of warrants                              452,919              453                -                 -             453
     Warrants issued in connection with
         convertible debt                                    -                -          126,587                 -         126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                   25,000               25           26,975                 -          27,000
     Net loss for the period from April 23,
         2002 (date of reverse merger) to
         December 31, 2002                                   -                -                -        (5,805,556)     (5,805,556)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 2002                        9,423,689            9,424       27,102,406        (7,121,754)     19,990,076

     Issuance of stock for services                     64,000               64           22,736                 -          22,800
     Issuance of warrants for services                       -                -          124,479                 -         124,479
     Stock to be issued for services                         -                -          217,000                 -         217,000
     Employee compensation from stock options                -                -           33,853                 -          33,853
     Net loss for the nine months ended
         September 30, 2003                                  -                -                -        (2,770,058)     (2,770,058)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 2003                       9,487,689      $     9,488     $ 27,500,474       $(9,891,812)   $ 17,618,150
------------------------------------------------------------------------------------------------------------------------------------


                                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      Consolidated Statements of Cash Flows


                                                              Nine Months            For the Period            Cumulative
                                                                    Ended          From January 17,          Amounts From
                                                            September 30,       2002 (Inception) to      January 17, 2002
                                                                     2003        September 30, 2002            (Inception)
----------------------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)             (Unaudited)              (Unaudited)

Cash Flows From Operating Activities
     Net loss                                             $    (2,770,058)         $     (6,460,198)        $   (9,891,812)
     Adjustments to reconcile net income to
         net cash used in operating activities
         Depreciation                                             187,293                         -               226,739
         Amortization of patents                                  860,890                         -               994,806
         Amortization of original issue discount                   47,229                         -                53,472
         Compensation through issuance of stock
              options                                              33,853                         -                33,853
         Compensation through issuance of
              stock                                                     -                   932,000               932,000
         Issuance of stock for services                            40,884                 5,504,000             5,544,884
         Issuance of warrants for services                         87,812                         -                87,812
         Gain on sale of fixed asset                              (55,000)                        -               (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                     26,332                         -                (9,149)
              Inventory                                           (72,578)                        -               (72,578)
         Increase (decrease) in liabilities
              Accounts payable                                    205,199                         -               298,928
              Accrued expenses                                    459,846                         -               537,627
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                            (948,298)                  (24,198)           (1,318,418)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
         Proceeds from sale of fixed asset                        180,000                         -               180,000
     Capital expenditures                                          (3,301)                        -                (3,301)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                         176,699                         -               176,699
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                          40,000                         -               150,500
     Proceeds from convertible debt                                25,959                         -             1,025,959
     Proceeds from sale of common stock                                 -                    25,000                25,000
     Proceeds from exercise of warrants                                 -                         -                   453
     Purchase and retirement of common stock                            -                         -               (48,000)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                          65,959                    25,000             1,153,912
----------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                                                                      Nine             For the Period            Cumulative
                                                              Months Ended           From January 17,          Amounts From
                                                             September 30,        2002 (Inception) to      January 17, 2002
                                                                      2003         September 30, 2002           (Inception)
------------------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)               (Unaudited)            (Unaudited)

         NET CHANGE IN CASH                                  $    (705,640)                $      802         $      12,193

Cash, at beginning of period                                       717,833                          -                     -
------------------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                       $      12,193                 $      802         $      12,193
------------------------------------------------------------------------------------------------------------------------------

Supplemental Noncash Financing Activities
     Stock and warrants issued to consultants for prepaid services of $235,583 in 2003.




                                 See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company

                    Notes to Consolidated Financial Statements
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2003 are 405,000 warrants, 352,000 options and 1,519,466 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 80,000 warrants.

5.   EQUITY TRANSACTIONS

     (a) In 2003, the Company issued 64,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January 2003 and 35,000 shares issued in March 2003. Consulting costs charged to operations were $22,800.

     In September 2003, the Company committed to issue 700,000 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $18,084. At September 30, 2003, $198,916 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future.

     (b) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors.

     On May 29, 2003, the Company issued 352,000 stock options to employees. The options vest over three years with 88,000 options vesting on the date of grant. The exercise prices range from $0.26 to $0.32 and all options were outstanding at September 30, 2003. The exercise price for all options is less than the market price on the date of grant. Accordingly, compensation expense of $33,853 has been recorded in 2003.

     For stock options granted to employees during the second quarter of 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

                                                                            2003
        ------------------------------------------------------------------------

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


     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                              Three Months         Nine Months
                                                 Ended               Ended
                                               September 30,       September 30,
                                                   2003                2003
--------------------------------------------------------------------------------
Net loss, as reported                         $  (991,252)        $  (2,770,058)
Add stock based employee compensation
    expense included in reported net loss           6,347                33,853
Less total stock-based employee
    compensation expense determined under
    the fair value based method for all
    awards                                        (13,200)              (70,400)
--------------------------------------------------------------------------------
Pro forma net loss                            $  (998,105)        $  (2,806,605)
--------------------------------------------------------------------------------

Basic and diluted loss per common share, as
    reported                                  $     (0.10)        $       (0.29)
Basic and diluted loss per common share, pro
    forma                                     $     (0.10         $       (0.29)

     (c) The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February, the Company issued 360,000 warrants to a consultant of which 180,000 warrants were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option pricing model. Fair market value for the warrants ranged from $0.20 to $0.51. Consulting costs charged to operations were $87,812. At September 30, 2003, $36,667 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future.

6.   ACCRUED COMPENSATION

     Accrued compensation at September 30, 2003 consists of 2003 third quarter salaries which had not been paid due to limited cash resources and a bonus accrual the Company has committed to pay employees for services rendered through September 30, 2003. Approximately $319,000 of accrued compensation is to individuals who are significant stockholders in the Company.

7.   INVENTORY

     Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is determined using a first-in, first-out method.

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

     On November 19, 2002, Provectus Pharmaceuticals acquired Valley Pharmaceuticals, Inc. ("Valley"), a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging its subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, which we intend to use to develop:

     o prescription drugs and over-the-counter pharmaceutical products in the fields of dermatology and oncology,

     o    medical  and  other  devices   (including   laser   devices),   and

     o    technologies  for  the  preparation  of  human  and  animal  vaccines,
          diagnosis  of   infectious   diseases  and  enhanced   production   of
          genetically engineered drugs.

     Prior to its acquisition, Valley was considered to be in the development stage and had not generated any revenues from the assets we acquired.

     On December 5, 2002, Provectus Pharmaceuticals acquired the assets of Pure-ific L.L.C., a Utah limited liability company, and created a wholly owned subsidiary, Pure-ific Corporation, to operate that business. By acquiring Pure-ific L.L.C., we acquired the product formulations for Pure-ific personal sanitizing sprays, along with the "Pure-ific" trademarks. With this acquisition, we intend to continue development and have begun to market a line of personal sanitizing sprays and related products to be sold over the counter under the "Pure-ific" brand name.

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

o        Medical device systems.

     We manage Provectus, Xantech and Pure-ific on an integrated basis, and when we refer to "we" or "us" or "the Company" in this Quarterly Report on Form 10-QSB, we refer to all three corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone 865/769-4011.

     Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a suite of core technologies that support multiple products in the prescription drug, OTC products, and medical device categories. Our prescription drug products encompass the areas of dermatology and oncology and involve several types of drugs, including those produced by advanced biotechnology methods. Our OTC products address markets primarily involving skincare applications, while our medical device systems include therapeutic and cosmetic laser technologies.

Over-the-Counter Pharmaceuticals

     Our OTC products are designed to be safer and more specific than competing products. Our technologies offer practical solutions for a number of intractable maladies, using ingredients that have limited or no side effects compared with existing products.

     We have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. Our Pure-ific line of products includes Pure-ific, a quick drying aerosol spray that immediately kills up to 99.9% of germs on skin and prevents regrowth for over 6 hours. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. We began limited distribution of Pure-ific during the first half of 2003, including direct sales through a Company-operated internet website. During this time our Pure-ific website has been successfully launched enabling fulfillment of online orders. We also have begun limited distribution of Pure-ific in Mexico and Central America. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.

     A number of dermatological conditions, including psoriasis, eczema, and acne, may result from a superficial infection which triggers an overwhelming immune response. We anticipate developing OTC products similar to the GloveAid line for the treatment of mild to moderate cases of psoriasis, eczema, and acne.

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

Dermatology

     Our most advanced prescription drug candidate for treatment of topical diseases on the skin is Xantryl, a topical gel. PV-10, the active ingredient in Xantryl, is "photoactive": it reacts to light of certain wavelengths, increasing its therapeutic effects. PV-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a "photodynamic" treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PV-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PV-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of several millimeters. For this reason, we have developed

Xantryl combined with green-light activation for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues. We are researching the use of Xantryl with green-light activation to treat multiple dermatological conditions, including acute psoriasis, actinic keratosis, and severe acne.

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

Medical Devices

     We are developing medical device technologies that address two major markets:

     o cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

     o    therapeutic   uses,   including   photoactivation   of  Xantryl  other
          prescription drugs and non-surgical destruction of certain skin cancers.

     We expect to develop medical devices through partnerships with or licensure to third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers.

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

     Our technologies are in early stages of development. We have generated minimal initial revenues from sales and operations but we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. In November 2002, we obtained $1 million from Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor") through the sale, pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Gryffindor Agreement") between the Company and Gryffindor, of our Convertible Secured Promissory Note dated November 26, 2002 in the original principal amount of $1 million (the "Note") and Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"). In addition, at critical junctures during 2002 and 2003 we have obtained approximately $149,000 in additional funding through short-term loans from Eric
A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major stockholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended.

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

PLAN OF OPERATION

     With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have assembled a unique combination of OTC products and core intellectual properties. This combination represents the foundation for a successful operating company that we believe will provide both short-term profitability and long-term growth. In 2003, through careful control of expenditures, commencing sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase stockholder value.

     In the short term, we intend to develop our business by marketing, manufacturing, and distributing our existing OTC products, principally GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining FDA approval of prescription drugs and medical devices. Additionally, we intend to restart our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions. In the near term we do not intend to hire any additional staff or make any capital expenditures.

Cash Flow

     As of September 30, 2003, we held approximately $12,193 in cash. We have reduced our cash expenditure rate by suspending payment of salaries and most of our research programs; in addition, we are seeking to improve our cash flow by commencing sales of OTC products. Even with these reductions, however, at our current expenditure rate this amount will be sufficient to meet our needs only until the end of November 2003. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

Capital Resources

     As noted above, our present cash flow is not sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes, much less to meet our longer-term needs for investment in our business through execution of the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2003 will come from the proceeds of private placements or public offerings of debt or equity securities. Additionally, we sold a piece of equipment which was not needed for research and development activities. We are currently in discussions with multiple funding sources and feel confident adequate operating funding and development funding will result. While we believe that we have reasonable basis for our expectation that we will be able to raise additional funds, we cannot give you an assurances that we will be able to do so on commercially reasonable terms. In addition, any such financing may result in significant dilution to stockholders.

Market Outlook

     Our planned products are divided into three classes:

     o    OTC products addressing the skincare markets;

     o Prescription pharmaceuticals addressing the dermatology and oncology markets; and

     o    Medical devices.

         Our estimates of the size of the markets for each of these three planned product classes are set forth in the following table:

                                                   Approximate Annual Value
         Product Area                               of Sales in U.S. Market
----------------------------------------------  -------------------------------
                                                          (millions)

         OTC Products

              Personal hygiene...................      $         100

              Disposable glove care..............                100

              Acne (all grades)..................              2,100

         Prescription Pharmaceuticals

              Psoriasis..........................              1,500

              Liver, breast and prostate cancer..              1,000

         Medical Devices

              Medical device systems.............                250

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

     Personal Hygiene. Our Pure-ific brand of OTC products includes a number of topical antibacterial products that address the personal hygiene market, including a hand sanitizer that immediately kills germs on skin and prevents regrowth for over six hours. We believe that annual retail sales in the United States of hand sanitizers are approximately $100 million; this figure excludes sales of antibacterial sprays such as Lysol(R), which we estimate at more than $1.2 billion in annual U.S. sales. We anticipate extending our Pure-ific brand to include additional products that leverage technologies utilized in our other skincare products.

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

     Prostate Cancer. The American Cancer Society estimates that approximately 190,000 U.S. men are afflicted annually with cancer of the prostate, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that new, minimally-invasive modalities - such as direct injection of our prescription drug Provecta into prostate tumors - may have broad applicability to this therapeutic market as a neoadjuvant or primary form of therapy, providing an entry into a therapeutic market estimated at well over $500 million.

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

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of September 30, 2003, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II
                                Other Information

Item 1.  Legal Proceedings.

     The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report of Form 10-QSB.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     During the three months ended September 30, 2003, we did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3.  Defaults Upon Senior Securities.

     No response is required to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the three months ended September 30, 2003, we did not submit any matters to a vote of security holders.

Item 5.  Other Information.

     The Company received a purchase order dated as of September 15, 2003 from Carl Zeiss MicroImaging, Inc. ("Zeiss"). This purchase order covers a prototype signal processor for use with laboratory microscopes and utilizes the Company's proprietary technologies described in its U.S. Patents 6,519,076 and 6,525,862. Under the terms of this purchase order, we will provide Zeiss with the prototype on or about December 15, 2003. Subsequent to receipt of the prototype, Zeiss will evaluate its potential for use in conjunction with certain of its microscopy instrumentation. If Zeiss determines that it can commercialize our technologies, then we expect to enter into negotiation of a license agreement with Zeiss covering the underlying intellectual property. We can give you no assurance that Zeiss will determine that it can commercialize our technologies or that we will be able to successfully execute licensure of our intellectual property.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2003, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Provectus Pharmaceuticals, Inc.


                                            By:/s/ H. Craig Dees, Ph.D.
                                              ----------------------------------
                                                H. Craig Dees, Ph.D.
                                                Chief Executive Officer

Date:    November 14, 2003

                                  EXHIBIT INDEX
                                  -------------

 Exhibit No.      Description
------------      -----------

     3.1 Restated Articles of Incorporation of Provectus Pharmaceuticals, Inc., a Nevada corporation ("Provectus"), incorporated by reference to
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

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

    4.16* Promissory Note of Provectus  dated December 31, 2002,  issued to Eric
          A. Wachter.

   10.2** Provectus  Pharmaceuticals,  Inc.  Amended and  Restated  2002 Stock
          Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

   10.14**Settlement  Agreement  dated as of June 16,  2003 among  Kelly  Adams,
          Justeene Blankenship, Nicholas Julian, and Pacific Management Services, Inc.; and Provectus and Xantech, incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated June 16, 2003, as filed with the SEC on June 26, 2003.

   10.15* Material   Transfer  Agreement  dated  as  of  July 31,  2003  between
          Schering-Plough Animal Health Corporation, a Delaware corporation, and Provectus, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

   31.1+ Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

   31.2+ Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2003, executed by Daniel R. Hamilton, Chief Financial Officer of the Company.

   32.1+ Certification Pursuant to 18 U.S.C.ss. 1350 (Section 906 Certification), dated August 14, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Daniel R. Hamilton, Chief Financial Officer of the Company.
---------------

     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

     **   Management compensation contract or plan.

     +    Filed herewith.

                                                                    Exhibit 31.1
                                                                    ------------


                         Provectus Pharmaceuticals, Inc.

                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification


     I, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and.

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:    November 14, 2003
                                              /s/ H. Craig Dees
                                              ----------------------------------
                                              H. Craig Dees, Ph.D. Chief
                                              Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------


                         Provectus Pharmaceuticals, Inc.

                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification


     I,  Daniel  R.  Hamilton,   the  Chief   Financial   Officer  of  Provectus
Pharmaceuticals, Inc., certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and.

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:    November 14, 2003
                                            /s/ Daniel R. Hamilton
                                            ------------------------------------
                                            Daniel R. Hamilton
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.

                  Certification Pursuant to 18 U.S.C. ss. 1350
                           Section 906 Certifications


          Pursuant to 18 U.S.C.ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), and Daniel R. Hamilton, the Chief Financial Officer of the Company, hereby certify that:

     1. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          This Certification is signed on November 14, 2003.


                                            /s/ H. Craig Dees
                                           -------------------------------------
                                           H. Craig Dees, Ph.D. Chief Executive
                                           Officer Provectus Pharmaceuticals,
                                           Inc.


                                            /s/ Daniel R. Hamilton
                                           -------------------------------------
                                           Daniel R. Hamilton
                                           Chief Financial Officer
                                           Provectus Pharmaceuticals, Inc.


          A signed original of this written statement required by Section 906 has been provided to Provectus Pharmaceuticals, Inc. and will be retained by Provectus Pharmaceuticals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.