Form 10KSB/A
period 2002-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-03-30
CIK 315545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------


                                  FORM 10-KSB/A
                                 Amendment No. 1


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002

[ ]  Transition   Report  Pursuant  to  Section  13  or 15(d) of the  Securities
     Exchange Act of 1934

     For the transition period from           to
                                   ----------   -----------

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                         90-0031917
-------------------------------------------------      -------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee            37931
-------------------------------------------------      -------------------------
     Address of Principal Executive Offices)                  (Zip Code)

                                  865/769-4011
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
                    Common shares, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents
                                                                            Page
                                                                           -----
Part I........................................................ ................1

     Item 1.    Description of Business........................................1

                History........................................................1
                Description Of Business........................................1
                Intellectual Property..........................................7
                Competition....................................................7
                Federal Regulation of Therapeutic Products.....................8
                Personnel.....................................................10
                Available Information.........................................11

     Item 2.    Description of Property.......................................11

     Item 3.    Legal Proceedings.............................................11

     Item 4.    Submission of Matters to a Vote of Security Holders...........11

Part II.......................................................................12

     Item 5.    Market for Common Equity and Related Stockholder Matters......12

     Item 6.    Management's Discussion and Analysis or Plan of Operation.....14
                Going Concern.................................................14
                Plan of Operation.............................................14

     Item 7.    Financial Statements..........................................17
                Forward-Looking Statements....................................17
                Risk Factors..................................................18

     Item 8.    Changes in and Disagreements with  Accounting and
                Financial Disclosure..........................................22

Part III......................................................................23

     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act...........................................23

     Item 10.   Executive Compensation........................................23

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters................23

     Item 12.   Certain Relationships and Related Transactions................23

     Item 13.   Exhibits, List and Reports on Form 8-K........................23

     Item 14.   Controls and Procedures.......................................24

Signatures....................................................................25


Consolidated Financial Statements............................................F-1

Exhibit Index................................................................X-1

                        PROVECTUS PHARMACEUTICALS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                     Part I

Item 1.  Description of Business.


HISTORY


     Provectus Pharmaceuticals, Inc., formerly known as "Provectus Pharmaceutical, Inc." and "SPM Group, Inc.," was incorporated under Colorado law on May 1, 1978. SPM Group ceased operations in 1991, and became a development-stage company effective January 1, 1992, with the new corporate purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate.

     On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, which we refer to as "PPI". On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical. As a result, holders of 6,680,000 shares of common stock of Provectus Pharmaceutical exchanged their shares for all of the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly owned subsidiary of Provectus. For accounting purposes, we treat this transaction as a recapitalization of PPI.

     On November 19, 2002, we acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging our subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Photogen, Inc. was separated from Photogen Technologies, Inc. in a non-prorata split-off to some of its shareholders. The assets of Photogen, Inc. consisted primarily of the equipment and intangibles related to its therapeutic activity. The majority shareholders of Valley were also the majority shareholders of Provectus. Valley had no revenues prior to the transaction with us. By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, with which we intend to develop:


     o    prescription  drugs,   medical  and  other  devices  (including  laser
          devices) and over-the-counter pharmaceutical products in the fields of dermatology and oncology; and

     o    technologies  for  the  preparation  of  human  and  animal  vaccines,
          diagnosis  of   infectious   diseases  and  enhanced   production   of
          genetically engineered drugs.


     Prior to the acquisition of Valley, we were considered to be, and continue to be, in the development stage and had not generated any revenues from the assets we acquired.

     On December 5, 2002, we acquired the assets of Pure-ific L.L.C., a Utah limited liability company, and created a wholly owned subsidiary, Pure-ific Corporation, to operate that business. We acquired the product formulations for Pure-ific personal sanitizing sprays, along with the "Pure-ific" trademarks. We intend to continue product development and begin to market a line of personal sanitizing sprays and related products to be sold over the counter under the "Pure-ific" brand name.


DESCRIPTION OF BUSINESS

Overview


     Provectus, and its two wholly owned subsidiaries, Xantech Pharmaceuticals, Inc. and Pure-ific Corporation, develop, license and market and plan to sell products in three sectors of the healthcare industry:

     o Over-the-counter products, which we refer to in this report as "OTC products;"


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


     Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a portfolio of patented, patentable, and proprietary technologies that support multiple products in the prescription drug, medical device and OTC products categories (including patented technologies for: (a) treatment of cancer; (b) novel therapeutic medical devices; (c) enhancing contrast in medical imaging;
(d) improving signal processing during biomedical imaging; and (e) enhancing production of biotechnology products). Our prescription drug products encompass the areas of dermatology and oncology and involve several types of small molecule-based drugs. Our medical device systems include therapeutic and cosmetic lasers, while our OTC products address markets primarily involving skincare applications.


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

Over-the-Counter Pharmaceuticals

     Our OTC products are designed to be safer and more specific than competing products. Our technologies offer practical solutions for a number of intractable maladies, using ingredients that have limited or no side effects compared with existing products. To develop our OTC products, we typically use compounds with potent antibacterial and antifungal activity as building blocks and combine these building blocks with anti-inflammatory and moisture-absorbing agents. Products with these properties can be used for treatment of a large number of skin afflictions, including:

     o    hand irritation associated with use of disposable gloves

     o    eczema

     o    mild to moderate acne

     Where appropriate, we have filed or will file patent applications and will seek other intellectual property protection to protect our unique formulations for relevant applications.

     GloveAid

     Personnel in many occupations and industries now use disposable gloves daily in the performance of their jobs, including:

     o    Airport security personnel;

     o    Food handling and preparation personnel;

     o    Sanitation workers;

     o    Postal and package delivery handlers and sorters;

     o    Laboratory researchers;

     o    health care workers such as hospital and blood bank personnel; and

     o    Police, fire and emergency response personnel.

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


     The chronic skin irritation that accompanies the long-term use of disposable gloves has been characterized as an allergic-like reaction to the glove materials. Currently, physicians treat the condition using steroids and other immunosuppressive therapies. To avoid possible regulatory bars, we are marketing GloveAid as a means to increase users' comfort, not as a long-term therapy for treatment of chronic skin irritation. However, as we obtain data regarding people who have existing chronic skin irritation, we may seek regulatory approval of GloveAid to permit us to market it as a therapy for chronic skin problems associated with wearing of disposable gloves. If we decide to obtain this regulatory approval, we anticipate that our projected sales of GloveAid would increase significantly. Obtaining this approval would require the completion of glove viability tests required by the United States Food and Drug Administration, which we refer to as the "FDA," and responding to the FDA's comments relating to these tests. We estimate regulatory approval would cost approximately $300,000 and would take from two to three years to obtain.


     Pure-ific


     Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. We have determined the effectiveness of Pure-rific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. We had immaterial revenue from sales of Pure-ific during 2003. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.


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


     Acute psoriasis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, called "plaques," for which current treatments are few and those that are available have potentially serious side effects. According to Roenigk and Maibach (Psoriasis, Third Edition, 1998), there are approximately five million people in the United States who suffer from psoriasis, with an estimated 160,000 to 250,000 new psoriasis cases each year. There is no known cure for the disease at this time. According to the National Psoriasis Foundation, the majority of psoriasis sufferers, those with mild to moderate cases, are treated with topical steroids that can have unpleasant side effects; none of the other treatments for moderate cases of psoriasis have proven completely effective. The 25-30% of psoriasis patients who suffer from more severe cases generally are treated with more intensive drug therapies or PUVA, a light-based therapy that combines the drug Psoralen with exposure to ultraviolet A light. While PUVA is one of the more effective treatments, it increases a patient's risk of skin cancer.

     We believe that Xantryl activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, Xantryl was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of "rebound" (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We expect to conduct Phase 2 studies in the near future, in which we expect to assess the potential for remission of the disease using a regimen of weekly treatments similar to those used for PUVA.

     Actinic Keratosis. According to Schwartz and Stoll (Fitzpatrick's Dermatology in General Medicine, 1999), actinic keratosis, or "AK" (also called solar keratosis or senile keratosis), is the most common pre-cancerous skin lesion among fair-skinned people and is estimated to occur in over 50% of elderly fair-skinned persons living in sunny climates. These experts note that nearly half of the approximately five million cases of skin cancer in the U.S. may have begun as AK. The standard treatments for AK (primarily comprising excision, cryotherapy, and ablation with topical 5-fluorouracil) are often painful and frequently yield unacceptable cosmetic outcomes due to scarring. Building on our experience with psoriasis, we are assessing use of Xantryl with green-light activation as a possible improvement in treatment of early and more advanced stages of AK. We completed an initial Phase 1 clinical trial of the therapy for this indication in 2001 with the predecessor company that was acquired in 2002. This study, involving 24 subjects, examined the safety profile of a single treatment using topical Xantryl with green light photoactivation; no significant safety concerns were identified. We are assessing the data from the study as a possible basis for further clinical development of Xantryl for AK.

     Severe Acne. According to Berson et al. (Cutis. 72 (2003) 5-13), acne vulgaris affects approximately 17 million individuals in the U.S., causing pain, disfigurement, and social isolation. Moderate to severe forms of the disease have proven responsive to several photodynamic regimens, and we anticipate that Xantryl can be used as an advanced treatment for this disease. Pre-clinical studies show that the active ingredient in Xantryl readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis and actinic keratosis, suggests that therapy with Xantryl will exhibit no significant side effects and will afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne.


     As noted above, we are researching multiple uses for Xantryl with green-light activation. Multiple-indication use by a common pool of physicians - dermatologists, in this case - should reduce market resistance to this new therapy.

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

     Liver Cancer. The current standard of care for liver cancer is ablative therapy (which seeks to reduce a tumor by poisoning, freezing, heating, or irradiating it) using either a localized injection of ethanol (alcohol), cryosurgery, radiofrequency ablation, or ionizing radiation such as X-rays. Where effective, these therapies have many side effects; selecting therapies with fewer side effects tends to reduce overall effectiveness. Combined, ablative therapies have a five-year survival rate of 33% - meaning that only 33% of those liver cancer patients whose cancers are treated using these therapies survive for five years after their initial diagnoses. In pre-clinical studies we have found that direct injection of Provecta into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects. Based on these encouraging preclinical results, we are assessing strategies for initiation of clinical trials of Provecta for treatment of liver cancer.

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


     Prostate Cancer. Cancer of the prostate afflicts approximately 190,000 U.S. men annually, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that direct injection of Provecta into prostate tumors may selectively ablate such tumors, and, as in the case of liver and breast tumors, may also elicit an anti-tumor immune response capable of eradicating distant metastases. Since trans-urethral ultrasound, guided fine-needle biopsy and immunotherapy, along with brachytherapy implantation, are becoming routine procedures for diagnosis and treatment of these cancers, we believe that localized destruction of suspected tumors through direct injection of Provecta can become a primary treatment. We are evaluating options for initiating clinical studies of direct injection of Provecta into prostate tumors, and expect to formulate final plans based on results from clinical studies of our indications for Provecta in the treatment of liver and breast cancer.


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

Research and Development


     We have placed research activities for new product initiatives on hold as we attempt to conserve available capital and achieve full capitalization of our company through equity and convertible debt offerings, generation of product revenues, and other means. All ongoing research and development activities are directed toward supporting our OTC product launches, our current product development and maintaining our intellectual property portfolio. We are maintaining our research facilities in anticipation of a resumption of our research programs for new product initiatives.


Production


     We have determined that the most efficient use of our capital in producing OTC products is to contract production with experienced entities having previous success in economically producing such products. We have ongoing relationships with two OTC product manufacturers, EXAL, Inc. and 220 Laboratories, Inc., and several other OTC service vendors that will manufacture, package, warehouse and ship our OTC products. We do not have written agreements with any of our manufacturers or vendors.


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


     In addition to developing and selling products ourselves, we are negotiating actively with a number of potential licensees for several of our intellectual properties, including patents and related technologies. To date, we have not yet entered into any licensing agreements; however, we anticipate consummating one or more such licenses in the future.

INTELLECTUAL PROPERTY

Patents


     We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

        U.S. Patent No.                   Title                          Issue Date           Expiration Date
        ---------------                 --------                         ----------           ----------------
        5,829,448         Method for improved selectivity in           November 3, 1998       October 30, 2016
                          photo-activation of molecular agents

        5,832,931         Method for improved selectivity in           November 10, 1998      October 30, 2016
                          photo-activation and detection of
                          molecular diagnostic agents

        5,998,597         Method for improved selectivity in           December 7, 1999       October 30, 2016
                          photo-activation of molecular agents

        6,042,603         Method for improved selectivity in           March 28, 2000         October 30, 2016
                          photo-activation of molecular agents

        6,331,286         Methods for high energy phototherapeutics    December 18, 2001      December 21, 2018

        6,451,597         Method for enhanced protein stabilization    September 17, 2002     April 6, 2020
                          and for production of cell lines useful
                          for production of such stabilized proteins

        6,468,777         Method for enhanced protein stabilization    October 22, 2002       April 6, 2020
                          and for production of cell lines useful
                          for production of such stabilized proteins

        6,493,570         Method for improved imaging and              December 10, 2002      December 10, 2019
                          photodynamic therapy

        6,495,360         Method for enhanced protein stabilization    December 17, 2002      April 6, 2020
                          and for production of cell lines useful
                          for production of such stabilized proteins

        6,519,076         Methods and apparatus for optical imaging    February 11, 2003      October 30, 2016

        6,525,862         Methods and apparatus for optical imaging    February 25, 2003      October 30, 2016

        6,541,223         Method for enhanced protein stabilization    April 1, 2003          April 6, 2020
                          and for production of cell lines useful
                          for production of such stabilized proteins



     We continue to pursue patent applications on numerous other developments we believe to be patentable. We consider our issued patents, our pending patent applications and any patentable inventions which we may develop to be extremely valuable assets of our business.

Trademarks

     We own the following trademarks used in this document: Xantryl(TM), Provecta(TM), GloveAid(TM), and Pure-ific(TM) (including Pure-ific(TM) and Pure-ific(TM) Kids). We also own the registered trademark PulseView(R). Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

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


     At present, our most direct competitors are smaller companies that are exploiting niches similar to ours. In the field of photodynamic therapy, one competitor, QLT, Inc., has received FDA approval for use of its agent Photofrin(R) for treatment of several niche cancer indications, and has a second product, Visudyne(R), approved for treatment of certain forms of macular degeneration. Another competitor in this field, Dusa Pharmaceuticals, Inc. recently received FDA approval of its photodynamic product Levulan(R) Kerastik(R) for treatment of actinic keratosis. We believe that QLT and Dusa, among other competitors, have established a working commercial model in dermatology and oncology, and that we can benefit from this model by offering products that, when compared to our competitors' products, afford superior safety and performance, greatly reduced side effects, improved ease of use, and lower cost, compared to those of our competitors.


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

FEDERAL REGULATION OF THERAPEUTIC PRODUCTS


     All of the prescription drugs and medical devices we currently contemplate developing will require approval by the FDA prior to sales within the United States and by comparable foreign agencies prior to sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable. Some of the things we do to attempt to minimize and avoid significant regulatory bars include the following:

     o    Using chemicals and combinations already allowed by the FDA;

     o Carefully making product performance claims to avoid the need for regulatory approval;

     o Using drugs that have been previously approved by the FDA and that have a long history of safe use;

     o    Using chemical compounds with known safety profiles; and

     o In many cases, developing OTC products which face less regulation than prescription pharmaceutical products.


     The regulatory process required by the FDA, through which our drug or device products must pass successfully before they may be marketed in the U.S., generally involves the following:

     o    Preclinical laboratory and animal testing;

     o Submission of an application that must become effective before clinical trials may begin;

     o Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

     o FDA approval of the application to market a given product for a given indication.

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

    Phase  1  clinical   trials   include  the  initial   introduction   of  an
investigational new drug into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. While the FDA can cause us to end clinical trials at any phase due to safety concerns, Phase 1 clinical trials are primarily concerned with safety issues. We also attempt to obtain sufficient information about the drug's pharmacokinetics and pharmacological effects during Phase 1 clinical trial to permit the design of well-controlled, scientifically valid, Phase 2 studies.


     Phase 1 studies also evaluate drug metabolism, structure-activity relationships, and the mechanism of action in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in Phase 1 studies varies with the drug, but is generally in the range of twenty to eighty.

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

     Phase 2 clinical trials include the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people.

     Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually include several hundred to several thousand people.


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


     OTC products are subject to regulation by the FDA and similar regulatory agencies but the regulations relating to these products are much less stringent than those relating to prescription drugs and medical devices. The types of OTC products developed and sold by us only require that we follow cosmetic rules relating to labeling and the claims that we make about our product. The process for obtaining approval of prescription drugs with the FDA does not apply to the OTC products which we sell. The FDA can, however, require us to stop selling our product if we fail to comply with the rules applicable to our OTC products.

PERSONNEL

Executive Officers

     As of April 15, 2003, our executive officers are:

     H. Craig Dees, Ph.D., 51, Chief Executive Officer. Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc. ("Photogen"), the former corporate parent of Valley when Valley was known as "Photogen, Inc.," including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory ("ORNL"), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing "killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin - Madison in 1984.

     Timothy C. Scott, Ph.D., 45, President. Dr. Scott has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was as a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen's Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment, and held senior research and management positions at ORNL. Dr. Scott has been involved in developing numerous high-tech innovations in a broad range of areas, including separations science, biotechnology, biomedical, and advanced materials. He has licensed several of his innovations to the oil and gas and biotechnology industries. As Director of the Bioprocessing R&D Center at ORNL, Dr. Scott achieved a national presence in the area of use of advanced biotechnology for the production of energy, fuels, and chemicals. He earned a Ph.D. in Chemical Engineering from the University of Wisconsin - Madison in 1985.

     Eric A. Wachter, Ph.D., 40, Vice President - Pharmaceuticals. Dr. Wachter has served as our Vice President - Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin - Madison in 1988.

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

AVAILABLE INFORMATION


     Provectus Pharmaceuticals, Inc. is a "public company," and therefore we are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act." To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission, which we refer to as the "SEC." You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.


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

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.


Market Information and Holders

     Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2001:

       2001                                       High                 Low
       ----                                       ----                 ---
   First Quarter (January 1 to March 31)         $1.00               $1.88
   Second Quarter (April 1 to June 30)           $2.75               $1.50
   Third Quarter (July 1 to September 30)        $2.75               $1.01
   Fourth Quarter (October 1 to December 31)     $3.00               $1.00

       2002
       ----
   First Quarter (January 1 to March 31)         $2.60               $0.02
   Second Quarter (April 1 to June 30)          $10.01               $0.30
   Third Quarter (July 1 to September 30)        $1.05               $0.12
   Fourth Quarter (October 1 to December 31)     $0.55               $0.07

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

Recent Sales of Unregistered Securities


     During the year ended December 31, 2002, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act" except as follows:


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


     2. Pursuant to the Reorganization Agreement, the Company issued an aggregate of 800,000 shares of common stock to Kelly Adams, Justeene Blankenship, Michael Labertew and R. Ratliff as consideration for services performed by those individuals in connection with the transactions described in the Reorganization Agreement. As of the close of business on April 22, 2002, the value of our common stock was $3.00 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

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

     4. Pursuant to a letter agreement dated June 7, 2002 between the Company and Nace Pharma, LLC ("Nace Pharma"), the Company granted Nace Pharma a warrant for the purchase of 100,000 shares of common stock at a price of approximately $2.29 per share. These warrants will become exercisable only when and if Nace Pharma successfully introduces the Company to one of a group of designated major pharmaceutical companies and that introduction results in a transaction with an estimated value to the Company of at least $10 million, and will expire on June 7, 2005 if not exercised before that date. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the issuance of the warrants, and the sale of the shares of common stock issuable upon exercise of the warrants, to a single purchaser in a transaction not involving any general solicitation or general advertising.

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


     Our technologies are in early stages of development. We have not generated revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. In
November 2002, we obtained $1 million from Gryffindor through the sale of the Note and the Warrant. In addition, at critical junctures during 2002 we obtained approximately $109,000 in additional funding through loans from Eric A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major shareholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and full resumption of research programs for new research initiatives that are currently delayed.


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

PLAN OF OPERATION


     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for a successful operating company that we believe will provide both short-term profitability and long-term growth. In 2003, through careful control of expenditures, escalating sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.


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

Cash Flow

         As of December 31, 2002, we held approximately $717,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs until the end of June 2003. We already have begun to reduce our expenditure rate by delaying some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure that we will be successful either in increasing sales of OTC products or in reducing expenditures. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.


Capital Resources


     As noted above, our present cash flow is not sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes, much less to meet our longer-term needs for investment in our business through execution of the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2003 will come from the proceeds of private placements or public offerings of debt or equity securities. We are currently in discussions with multiple funding sources and feel confident adequate operating funding and development funding will result. While we believe that we have reasonable basis for our expectation that we will be able to raise additional funds, we cannot give you an assurances that we will be able to do so on commercially reasonable terms. In addition, any such financing may result in significant dilution to shareholders.


Market Outlook

     Our products are divided into three classes:

     o    OTC products addressing the skincare markets;

     o Prescription pharmaceuticals addressing the dermatology and oncology markets; and

     o    Medical devices

     Our estimates of the size of the markets for each of these three product classes are set forth in the following table:


                                                      Approximate Annual Value
                  Product Area                       of Sales in U.S. Market (1)
                  ------------                      ----------------------------
                                                           (millions)

                  OTC Products

                    Personal hygiene......................        $      100

                       Disposable glove care..............               100

                       Acne (all grades)..................             1,000

                  Prescription Pharmaceuticals

                       Psoriasis..........................             1,500

                       Liver, breast and prostate cancer..             1,000

                  Medical Devices

                       Medical device systems.............               250
------------

     (1) Our estimates of market size are based on relevant technical and scientific literature, published market analyses, and analysis of publicly-available sales data for products currently directed at these markets.


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


     Acne. Acne affects an estimated 17 million people in the U.S. at any given time. 85% of all people aged 12 to 25 will experience acne problems, while 59% of women aged 25 to 39 suffer from this affliction. 70% percent of adult acne sufferers, and an even a higher fraction of teenagers, rely on self-medication to treat their acne. OTC products for treatment of mild- to moderate-grade acne generally are sold through department stores, supermarkets, and drug stores; combined sales of these products are believed to have exceeded $800 million in the year 2000 and were expected to increase by approximately 10% per year. In addition to these OTC products, Frost & Sullivan have estimated the U.S. prescription acne care market at $1.3 billion, with over 7.7 million visits to physicians in 2001 for treatment of severe acne.

     Other Skincare. We anticipate that the formulations of our OTC products and prescription drugs can be used to treat other conditions of the skin, including psoriasis, eczema, and fungal infections such as dandruff and athlete's foot. There are approximately 7 million psoriasis patients in the U.S., with between 160,000 and 250,000 new cases diagnosed every year. In the U.S., the total cost of psoriasis treatment was $2.9 billion in 1995. The numbers are similar for eczema and fungal infections. We believe these represent extremely large future opportunities for our skincare products.


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

     Medical Device Systems


     This market area comprises two sectors: cosmetic treatments, such as non-ablative wrinkle reduction, elimination of spider veins and other cosmetic blemishes, and laser hair reduction; and therapeutic uses, including activation of certain of our light-activated drugs. Additional areas include non-surgical destruction of skin cancers and removal of unwanted moles and other hyperpigmented features. The U.S. medical laser market exceeded $1.6 billion in 2000, while the market for wrinkle reduction and hair reduction systems alone is currently in excess of $100 million annually. We believe that we can develop new markets for laser devices, significantly in addition to the current market for these devices, as a result of the development of therapies consisting of photoactivation of the our prescription drug products.


Item 7.  Financial Statements.


     Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.


                                                                            Page
Provectus Pharmaceuticals, Inc. Consolidated Financial Statements
   Report of Independent Certified Public Accountant.........................F-1

   Consolidated Balance Sheet at December 31, 2002 ..........................F-2

   Consolidated Statement of Operations for the period from
    January 17, 2002 (inception) to December 31, 2002........................F-3

   Consolidated Statements of Shareholders' Equity for the
    period from January 17, 2002 (inception) to December 31, 2002............F-4

   Consolidated Statements of Cash Flows for the period from
    January 17, 2002 (inception) to December 31, 2002........................F-5

   Notes to Consolidated Financial Statements................................F-6

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


Because of our limited operations and the fact that we are currently generating limited revenue, we may be unable to pay our debts when they become due.


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


     We will require substantial capital resources in order to conduct our operations and develop our products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations only through June 2003, and we cannot guarantee that we will not need additional capital at an earlier date. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

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

     We are continuing to pursue clinical development of our most advanced pharmaceutical drug products, Xantryl and Provecta, for use as treatments for specific conditions. These products and other pharmaceutical drug and medical device products that we are currently developing will require significant additional research, formulation and manufacture development, and pre-clinical and extensive clinical testing prior to regulatory licensure and commercialization. Pre-clinical and clinical studies of our pharmaceutical drug and medical device products under development may not demonstrate the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Pharmaceutical drug and medical device products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

     o a product may be found to be ineffective or have harmful side effects during subsequent pre-clinical testing or clinical trials;

     o    a product may fail to receive necessary regulatory clearance;

     o    a product may be too difficult to manufacture on a large scale;

     o    a product may be too expensive to manufacture or market;

     o    a product may not achieve broad market acceptance;

     o others may hold proprietary rights that will prevent a product from being marketed; or

     o    others may market equivalent or superior products.

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


Our OTC products are at an early stage of introduction, and we cannot be sure that they will be widely accepted in the marketplace or that we will have adequate capital to market and distribute these products which are an important factor in the future success of our business.


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


     If we are unable to successfully introduce, market and distribute these products, our business, financial condition, results of operations and cash flows could be materially adversely affected.


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

     Many companies are also developing alternative therapies to treat cancer and dermatological conditions and, in this regard, are out competitors. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

     o    research and development;

     o    manufacturing;

     o    preclinical and clinical testing;

     o    obtaining regulatory approvals; and

     o    marketing.

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

     In addition to the above factors, we expect to face competition in the following areas:

     o    product efficacy and safety;

     o    the timing and scope of regulatory consents;

     o    availability of resources;

     o    reimbursement coverage;

     o    price; and

     o patent position, including potentially dominant patent positions of others.

     As a result of the foregoing, our competitors may develop more effective or more affordable products or achieve earlier product commercialization than we do.


Product Competition. Additionally, since our currently marketed products are generally established and commonly sold, they are subject to competition from products with similar qualities.

     Our OTC product Pure-ific competes in the market with other hand sanitizing products, including in particular, the following hand sanitizers:

     o    Purell (manufactured by GOJO Industries),

     o    Avagard D (manufactured by 3M) and

     o a large number of generic and private-label equivalents to these market leaders.

     Our OTC product GloveAid represents a new product category that has no direct competitors; however, other types of products, such as AloeTouch(R) disposable gloves (manufactured by Medline Industries) target the same market niche.

     Since our prescription products Provecta and Xantryl have not yet been approved by the FDA or introduced to the marketplace, we cannot estimate what competition these products might face when they are finally introduced, if at all. We cannot assure you that these products will not face significant competition for other prescription drugs and generic equivalents.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property our business could be harmed.

     We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our anticipated sales. While some of our products have proprietary patent protection, a challenge to these patents can be subject to expensive litigation. Litigation concerning patents, other forms of intellectual property and proprietary technology is becoming more widespread and can be protracted and expensive and can distract management and other personnel from performing their duties for us.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in order to develop a competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

     If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If we infringe on the intellectual property of others, our business could be harmed.

     We could be sued for infringing patents or other intellectual property that purportedly cover products and/or methods of using such products held by persons other than us. Litigation arising from an alleged infringement could result in removal from the market, or a substantial delay in, or prevention of, the introduction of our products, any of which could have a material adverse effect on our business, financial condition, or results of operations and cash flows.



If we do not update and enhance our technologies, they will become obsolete.


     The pharmaceutical market is characterized by rapid technological change, and our future success will depend on our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. While we currently believe that our current technology is adequate for our present needs, if we fail to stay at the forefront of technological development, we will be unable to compete effectively. Our competitors are using substantial resources to develop new pharmaceutical technologies and to commercialize products based on those technologies. Accordingly, our technologies may be rendered obsolete by advances in existing technologies or the development of different technologies by one or more of our current or future competitors.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

     Our business is presently managed by four key employees:

     o    H. Craig Dees, Ph.D., our Chief Executive Officer;

     o    Timothy C. Scott, Ph.D., our President;

     o    Eric A. Wachter, Ph.D. our Vice President - Pharmaceuticals; and

     o    Daniel R. Hamilton, our Chief Financial Officer.


     In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. If we lose any of these four key employees, it could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot guarantee that they will not choose to do so, or that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.


Because we have a limited number of employees, our management may be unable to successfully manage our business.

     In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

     o    Researching   diseases  and   possible   therapies  in  the  areas  of
          dermatology and skin care, oncology, and biotechnology;

     o Developing prescription drug, medical device and OTC products based on our research;

     o    Marketing and selling developed products;

     o    Obtaining   additional  capital  to  finance  research,   development,
          production and marketing of our products; and

     o    Managing our business as it grows.

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

     During the twelve-month period ended December 31, 2002, the sale price of our common stock fluctuated from $10.012 to $0.07 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

     o    absence meaningful earnings and external financing,

     o a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price,

     o general volatility of the stock markets and the market prices of other publicly traded companies, and

     o investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information called for by this item with respect to our executive officers as of March 15, 2003 is furnished in Part I of this report under the heading Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2003, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

                                  PROVECTUS PHARMACEUTICALS, INC.


                               By: /s/ H. Craig Dees, Ph.D.
                                   ---------------------------------------------
                                   H. Craig Dees, Ph.D.
                                   Chief Executive Officer


Date:    March 30, 2004




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                         Title                          Date
    ---------                         -----                          -----


/s/ H. Craig Dees        Chief Executive Officer (principal      March 30, 2004
----------------------   executive officer)
H. Craig Dees, Ph.D.

/s/ Peter R. Culpepper   Chief Financial Officer (principal      March 30, 2004
----------------------   financial officer and principal
Peter R. Culpepper       accounting officer)

/s/ Timothy C. Scott    President and Director                   March 30, 2004
----------------------
Timothy C. Scott, Ph.D.

/s/ Eric A. Wachter      Vice President - Pharmaceuticals and    March 30, 2004
----------------------   Director
Eric A. Wachter, Ph.D.

/s/ Stuart Fuchs         Director                                March 30, 2004
----------------------
Stuart Fuchs

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $7,121,754 and without additional financing, lacks sufficient working capital to fund operations for the entire year ending December 31, 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ BDO Siedman LLP

Chicago, Illinois
March 5, 2003

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                           Consolidated Balance Sheet

December 31,                                                               2002
--------------------------------------------------------------------------------

Assets

Current Assets
     Cash                                                       $       717,833
     Prepaid expenses                                                    35,481
                                                                ----------------
Total Current Assets                                                    753,314

Equipment and Furnishings, less accumulated depreciation of $39,446     471,429

Patents, net of amortization of $133,916 (Note 2)                    19,903,644

Other Assets                                                             27,000
                                                                ----------------
                                                                $    21,155,387
                                                                ================
Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable - trade                                   $        98,874
     Accrued expenses                                                    77,781
                                                                ----------------

Total Current Liabilities                                               176,655

Loan From Shareholder (Note 7)                                          109,000

Convertible Long-Term Debt (net of debt discount of $120,344 (Note 6))  879,656

Shareholders' Equity (Notes 2, 4 and 6)
     Common stock; par value $.001 per share; 100,000,000 shares
     authorized; 9,423,689 shares issued and outstanding                  9,424
     Paid-in capital                                                 27,102,406
     Deficit accumulated during the development stage                (7,121,754)
                                                                ----------------
Total Shareholders' Equity                                           19,990,076
                                                                ----------------

                                                                $    21,155,387
                                                                ================


                                 See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)


                      Consolidated Statement of Operations

For the period January 17, 2002 (inception) to December 31, 2002
--------------------------------------------------------------------------------

Operating Expenses
     Research and development                                 $          50,714
     General and administrative
       (including noncash stock compensation of $6,436,000)           6,922,946
     Amortization                                                       133,916
                                                              ------------------

Total operating loss                                                 (7,107,576)

Interest expense                                                        (14,178)
                                                              ------------------

Net Loss Applicable to Common Shareholders                    $      (7,121,754)
                                                              ==================

Basic and Diluted Loss Per Common Share                       $           (0.89)
                                                              ==================

Weighted Average Number of Common Shares Outstanding
     - Basis and Diluted                                              7,981,876
                                                              ==================

                                 See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                 Consolidated Statement of Shareholders' Equity


------------------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock
                                                       ------------------------------
                                                           Number of                        Paid-in     Accumulated
                                                              Shares       Par Value        Capital         Deficit           Total
--------------------------------------------------------------------   -------------   ------------   --------------   -------------
Balance, at January 17, 2002                                       -    $          -   $          -   $           -    $          -

     Issuance to founding shareholders                     6,000,000           6,000         (6,000)              -               -
     Sale of stock                                            50,000              50         24,950               -          25,000
     Issuance of stock to employees                          510,000             510        931,490               -         932,000
     Issuance of stock for services                          120,000             120        359,880               -         360,000
     Net loss for the period from January 17, 2002(inception)                                                     -
         to April 23, 2002 (date of reverse merger)                -               -              -      (1,316,198)     (1,316,198)
                                                           ---------    ------------   ------------   --------------   -------------

Balance, at April 23, 2002                                 6,680,000           6,680      1,310,320      (1,316,198)            802

     Shares issued in reverse merger                         265,763             266         (3,911)              -          (3,645)
     Issuance of stock for services                        1,900,000           1,900      5,142,100               -       5,144,000
     Purchase and retirement of stock                       (400,000)           (400)       (47,600)              -         (48,000)
     Stock issued for acquisition of Valley                  500,007
Pharmaceuticals                                                                  500     20,547,935               -      20,548,435
     Exercise of warrants                                    452,919             453              -               -             453
     Warrants issued in connection with convertible debt           -               -        126,587               -         126,587
     Stock and warrants issued for acquisition of             25,000
Pure-ific                                                                         25         26,975               -          27,000
     Net loss for the period from April 23, 2002 (date of                                                                 -
         reverse merger) to December 31, 2002                      -               -              -      (5,805,556)     (5,805,556)
                                                           ---------    ------------   ------------   --------------   -------------

Balance, at December 31, 2002                              9,423,689    $      9,424   $ 27,102,406   $  (7,121,754)   $ 19,990,076
                                                           =========    ============   ============   ==============   =============


                                 See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                      Consolidated Statement of Cash Flows

For the period January 17, 2002 (inception) to December 31, 2002
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                                                       $  (7,121,754)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                                      39,446
         Amortization of patents                                                                          133,916
         Amortization of original issue discount                                                            6,243
         Compensation through issuance of stock                                                           932,000
         Issuance of stock for services rendered                                                        5,504,000
         Increase in assets net of acquisitions
              Prepaid expenses                                                                            (35,481)
         Increase (decrease) in liabilities
              Accounts payable                                                                             95,229
              Accrued expenses                                                                             77,781
                                                                                                    -------------

Net cash used in operating activities                                                                    (368,620)
                                                                                                    -------------

Cash Flows From Financing Activities
     Proceeds from loans from shareholder                                                                 109,000
     Proceeds from convertible debt                                                                     1,000,000
     Proceeds from sale of common stock                                                                    25,000
     Proceeds from exercise of warrants                                                                       453
     Purchase and retirement of common stock                                                              (48,000)
                                                                                                    -------------

Net cash provided by financing activities                                                               1,086,453
                                                                                                    -------------

Net Change in Cash                                                                                        717,833

Cash, at January 17, 2002                                                                                       -
                                                                                                    -------------

Cash, at end of year                                                                                $     717,833
                                                                                                    =============

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

Equipment and Furnishings

     Equipment and furnishings acquired through the acquisition of Valley Pharmaceuticals, Inc. (Note 2) have been stated at fair market value. Other equipment and furnishings are stated at cost. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years, furniture and fixtures are being depreciated over seven years. Depreciation expense was $39,446 for the year.

Long-Lived Assets

     The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)


Patent Costs

     Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent.


     Purchased patents at December 31, 2002 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned the majority of Valley and therefore the acquisition was treated as an acquisition of an entity under common control and the assets of Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 13-17 years. Annual amortization of the patents is expected to be approximately $1,148,000 per year for the next five years.


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

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)


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

2.   RECAPITALIZATION AND MERGER


On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a Merger "blank check" public company, acquired Provectus Pharmaceuticals, Inc., a privately held Tennessee corporation ("PPI"), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the "Company") and PPI became a wholly owned subsidiary of the Company. Prior to the transaction, PPI had no significant operations and had not generated any revenues.

For financial reporting purposes, the transaction has been reflected in the accompanying financial statements as a recapitalization of PPI and the financial statements reflect the historical financial information of PPI which was incorporated on January 17, 2002. Therefore, for accounting purposes, the shares recorded as issued in the reverse merger are the 265,763 shares owned by Provectus Pharmaceuticals, Inc. shareholders prior to the reverse merger.

The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc, which owned the intellectual property to be used in the Company's operations.

On November 19, 2002, the Company acquired Valley Pharmeceuticals, Inc, ("Valley") a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. Valley had no significant operations and had not generated any revenues. Valley was formed to hold certain intangible assets which were transferred from an entity which was majority owned by the shareholders of Valley. Those shareholders gave up their shares of the other company in exchange for the intangible assets in a non-pro rata split off. The intangible assets were valued based on the market price of the stock given up in the split-off. The shareholders of Valley also owned the majority of the shares of the Company at the time of the transaction. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $20,548,435 and included patents of $20,037,560 and equipment and furnishings of $510,875.


3.   COMMITMENTS

     At December 31, 2002, the Company leases office and laboratory space in Knoxville, Tennessee, on a month-by-month basis. The Company also has equipment operating leases. Minimum future rental payments under noncancellable equipment operating leases are as follows:

           Year ending December 31,                             Leases
           -------------------------------------------------------------

           2003                                           $     25,527
           2004                                                 15,214
           2005                                                  1,242
                                                          ------------
           Total                                          $     41,983
                                                          ============

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

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

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

                                  EXHIBIT INDEX

   Exhibit No.                          Description
  ------------                         ------------

     2.1* Agreement and Plan of Reorganization dated April 23, 2002, among Provectus Pharmaceutical, Inc., a Nevada corporation ("Provectus"), Provectus Pharmaceuticals, Inc., a Tennessee corporation ("PPI"), and the stockholders of PPI identified therein, incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated April 23, 2002, as filed with the SEC on April 24, 2002.

     2.2* Agreement and Plan of Reorganization dated as of November 15, 2002 among the Company, PPI, Valley Pharmaceuticals, Inc., a Tennessee corporation formerly known as Photogen, Inc., H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 19, 2002, as filed with the SEC on November 27, 2002.

     2.3* Asset Purchase Agreement dated as of December 5, 2002 among Pure-ific Corporation, a Nevada corporation ("Pure-ific"), Pure-ific, L.L.C., a Utah limited liability company, and Avid Amiri and Daniel Urmann, incorporated herein by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     2.4* Stock Purchase Agreement dated as of December 5, 2002 among the Company, Pure-ific, and Avid Amiri and Daniel Urmann, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

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

     3.1.3+    Certificate   of   Amendment  of  Articles  of  Incorporation  of
               Provectus.

     3.2 Bylaws of Provectus, incorporated herein by reference to Exhibit 3.ii to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as filed with the SEC on April 17, 2002.

     4.1+ Specimen certificate for the common shares, $.001 par value per share, of Provectus Pharmaceuticals, Inc.

     4.2* Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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


     4.13* Shareholders' Agreement dated as of November 26, 2002 among Provectus, Gryffindor, H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to Exhibit 4.12 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

     4.14* Warrant Agreement dated as of December 5, 2002 among Provectus, Avid Amiri and Daniel Urmann, incorporated herein by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.15 Form of Warrant issuable pursuant to the Warrant Agreement, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.16*+ Promissory Note of the Company dated December 31, 2002, issued to Eric A. Wachter.

     10.1 Consultant Compensation Agreement dated April 23, 2002 among Provectus and Russell Ratliff, Justeene Blankenship, Michael L. Labertew, and Phillip Baker, incorporated herein by reference to
               Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-86896), as filed with the SEC on April 24, 2002.

Exhibit No.                Description
-----------                -----------

     10.2** Provectus Pharmaceuticals, Inc. 2002 Stock Plan, incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-86896), as filed with the SEC on April 24, 2002.

     10.3+ Consulting Agreement dated August 15, 2002 between Provectus and Numark Capital Corporation ("Numark").

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

     10.6*+ Letter Agreement dated June 7, 2002 between Provectus and Nace Pharma, LLC.

     10.7+ Letter Agreement dated August 29,2002 between Provectus and Nace Resources, Inc.

     10.8+     Confidentiality, Inventions and Non-competition Agreement between
               the Company and H.   Craig   Dees.

     10.9+     Confidentiality,   Inventions   and   Non-competition   Agreement
               between the Company and Timothy C. Scott.

    10.10+     Confidentiality,   Inventions   and   Non-competition   Agreement
               between the Company and Eric A. Wachter.

    16.1 Letter of Bierwolf Nilson & Associates dated January 8, 2003, pursuant to Item 304(a)(3) of Regulation S-B, regarding change of certifying accountant, incorporated herein by reference to
               Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 20, 2003.

    21.1+      List of  Subsidiaries.

    23.1+      Consent of BDO Seidman,  LLP.



    31.1++     Certification   Pursuant   to    Rule   13a-14(a)   (Section  302
               Certification), dated March 29, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

    31.2++     Certification   Pursuant   to    Rule   13a-14(a)   (Section  302
               Certification),  dated   March  29, 2004,  executed  by  Peter R.
               Culpepper,  Chief  Financial  Officer  of  the  Company.

    32.1++ Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated March 29, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.
    -------------------------------------

     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

     **       Management compensation contract or plan.

     +        Previously filed.

     ++       Filed herewith.