Form 10KSB
period 2003-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-03-30
CIK 315545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003;

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                   -----------  -----------

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
                 (Name of Small Business Issuer in Its Charter)

     Nevada                                                     90-0031917
------------------------------------------------------   -----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee            37931
------------------------------------------------------   -----------------------
    (Address of Principal Executive Offices)                   (Zip Code)

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2004, was $9,694,102 (computed on the basis of $1.20 per share).

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 15, 2004 was 12,793,064.

     Documents incorporated by reference in Part III hereof: Proxy Statement for 2004 Annual Meeting of Stockholders

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents
                                                                           Page
                                                                           ----
Part I  .......................................................................1

     Item 1.    Description of Business........................................1
                History........................................................1
                Description Of Business........................................1
                Intellectual Property..........................................7
                Competition....................................................8
                Federal Regulation of Therapeutic Products.....................8
                Personnel.....................................................11
                Available Information.........................................12

     Item 2.    Description of Property.......................................12

     Item 3.    Legal Proceedings.............................................12

     Item 4.    Submission of Matters to a Vote of Security Holders...........12

Part II.......................................................................13

     Item 5.    Market for Common Equity and Related Stockholder Matters......13

     Item 6.    Management's Discussion and Analysis or Plan of Operation.....15
                Going Concern.................................................15
                Plan of Operation.............................................16

     Item 7.    Financial Statements..........................................19
                Forward-Looking Statements....................................19
                Risk Factors..................................................19

     Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................26

     Item 8A.   Controls and Procedures.......................................26

Part III......................................................................27

     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act...........................................27

     Item 10.   Executive Compensation........................................27

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters................27

     Item 12.   Certain Relationships and Related Transactions................27

     Item 13.   Exhibits, List and Reports on Form 8-K........................27

     Item 14.   Principal Accountant Fees and Services........................28

Signatures....................................................................29

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

     On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, which we refer to as "PPI." On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical. As a result, holders of 6,680,000 shares of common stock of Provectus Pharmaceutical exchanged their shares for all of the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly owned subsidiary of Provectus. For accounting purposes, we treat this transaction as a recapitalization of PPI.

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

     We sold small amounts of two of our products, GloveAid and Pure-ific, during 2003. We did not recognize the revenue from these sales because we do not consider these sales to be material as total sales of these products in 2003 was less than $1,000.

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

     o    Health care workers such as hospital and blood bank personnel; and

     o    Police,fire and emergency response personnel.

     Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. We had immaterial revenue from sales of GloveAid during 2003.

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

     Photoactivation. Our clinical tests of Xantryl for dermatology have, up to the present, utilized a number of commercially available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for Xantryl; access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatologic treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipates that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturer.

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

     We are commencing limited sales of GloveAid and Pure-ific. We sold small amounts of these products during 2003 but did not recognize the revenue from these sales because we do not consider these sales to be material as total sales of these products in 2003 was less than $1,000. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces.

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

Material Transfer Agreement

     We have entered into a Material Transfer Agreement dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as "SPAH", the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. We refer to this agreement in this report as the "Material Transfer Agreement." Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.

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

     We also have a number of market areas in common with traditional skincare cosmetics companies, but in contrast to these companies, our products are based on unique, proprietary formulations and approaches. For example, we are unaware of any products in our targeted OTC skincare markets that our similar to our GloveAid and Pure-ific products. Further, proprietary protection of our products may help limit or prevent market erosion until our patents expire.

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

     Applicable medical devices can be cleared for commercial distribution through a notification to the FDA under Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective and substantially equivalent to a legally marketed or classified device that is currently in interstate commerce. Such devices may not require detailed testing. Certain high-risk devices that sustain human life, are of substantial importance in preventing impairment of human health, or that present a potential unreasonable risk of illness or injury, are subject to a more comprehensive FDA approval process initiated by filing a premarket approval, also known as a "PMA," application (for devices) or accelerated approval (for drugs).

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

Personnel

Executive Officers

     As of March 25, 2004, our executive officers are:

     H. Craig Dees, Ph.D., 52, Chief Executive Officer. Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory (ORNL), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing "killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin - Madison in 1984.

     Timothy C. Scott, Ph.D., 46, President. Dr. Scott has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was as a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen's Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment, and held senior research and management positions at ORNL. Dr. Scott has been involved in developing numerous high-tech innovations in a broad range of areas, including separations science, biotechnology, biomedical, and advanced materials. He has licensed several of his innovations to the oil and gas and biotechnology industries. As Director of the Bioprocessing R&D Center at ORNL, Dr. Scott achieved a national presence in the area of use of advanced biotechnology for the production of energy, fuels, and chemicals. He earned a Ph.D. in Chemical Engineering from the University of Wisconsin - Madison in 1985.

     Eric A. Wachter, Ph.D., 41, Vice President - Pharmaceuticals. Dr. Wachter has served as our Vice President - Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin - Madison in 1988.

     Peter R. Culpepper, CPA, MBA, 44, Chief Financial Officer. Mr. Culpepper was appointed to serve as our Chief Financial Officer in February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and
Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993.

He earned an MBA in Finance from the University of Maryland - College Park in 1992. He earned an undergraduate degree from the College of William and Mary - Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland and is a faculty member with the University of Phoenix.

Employees

     We currently employ four persons, all of whom are full-time employees.

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

     Our Internet address is http://www.pvct.com. We have made available, through a link to the SEC's Web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% shareholders and amendments to those reports). To receive paper copies of our SEC materials, please contact us by U.S. mail, telephone, facsimile or electronic mail at the following address:

                           Provectus Pharmaceuticals, Inc.
                           Attention: President
                           7327 Oak Ridge Highway, Suite A
                           Knoxville, TN 37931
                           Telephone: 865/769-4011
                           Facsimile: 865/769-4013
                           Electronic mail: info@pvct.com

Item 2. Description of Property.

     We currently lease approximately 4,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $2,800 per month, and the lease is renewed on a month-to-month basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     During the three months ended December 31, 2003, we did not submit any matters to a vote of our stockholders.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.


Market Information and Holders

     Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2002:

         2002                                         High                 Low
         ----                                        -----                -----
         First Quarter (January 1 to March 31)       $ 2.60               $0.02
         Second Quarter (April 1 to June 30)         $10.01               $0.30
         Third Quarter (July 1 to September 30)      $ 1.05               $0.12
         Fourth Quarter (October 1 to December 31)   $ 0.55               $0.07

         2003
         ----
         First Quarter (January 1 to March 31)       $ 0.60               $0.26
         Second Quarter (April 1 to June 30)         $ 1.01               $0.21
         Third Quarter (July 1 to September 30)      $ 0.60               $0.20
         Fourth Quarter (October 1 to December 31)   $ 2.00               $0.22

     The closing price for our common stock on March 25, 2004 was $1.69. High and low quotation information was obtained from data provided by Yahoo! Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

     As of March 15, 2004, we had 1,899 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

     During the year ended December 31, 2003, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act," except as follows:

1. Pursuant to a letter agreement dated January 8, 2003 between us and Investor-Gate.com, we retained Investor-Gate to provide investor relations services. For these services, we agreed to pay Investor-Gate a monthly fee of $7,250 for the first three months of the agreement and a monthly fee of $6,000 per month thereafter. The monthly fee for the first three months was paid by the issuance and delivery to Investor-Gate of 29,000 shares of our common stock at an agreed-upon value of $0.75 per share. In addition, we agreed to grant Investor-Gate warrants for the purchase of additional shares of our common stock. As of the close of business on January 8, 2003, the value of our common stock was $0.40 per share.

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

 Number of Shares       Exercise Price       Issue Date       Termination Date
-----------------       --------------   ---------------      -----------------

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

2. Pursuant to a letter agreement dated January 31, 2003 between us and Gryffindor, we issued Gryffindor an Amended and Restated Senior Secured Convertible Note dated January 31, 2003 in the original principal amount of $1,025,959. The amended note bears interest at 8% per annum, payable quarterly in arrears, is due and payable in full on November 26, 2004, and amends and restated the original note in its entirety. As with the original note, our obligations under the amended note are secured by a first priority security interest in all of our assets, including the assets held by our Xantech and Pure-ific subsidiaries. Subject to certain exceptions, the amended note is convertible into shares of our common stock beginning on the November 26, 2003; the principal amount of the note is convertible at the rate of one share of common stock for each $0.73655655 of principal converted, while accrued but unpaid interest on the note is convertible at the rate of one share of common stock for each $0.55 of accrued but unpaid interest converted. We relied on an exemption from registration pursuant to
     Section 4(2) of the Securities Act, based on the issuance of the amended note, and the issuance of the shares of common stock issuable upon conversion of the amended note, to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

3. Pursuant to a letter agreement dated February 20, 2003 between us and Strategic Growth International, Inc., which we refer to as "SGI," we retained SGI as our investor relations consultant. For services under this agreement, we issued SGI warrants on the following terms:

Number of Shares      Exercise Price         Issue Date        Termination Date
----------------      --------------     -----------------    ------------------

 120,000 shares            $0.25         February 20, 2003    February 20, 2008

 120,000 shares            $0.35         February 20, 2003    February 20, 2008

 120,000 shares            $0.50         February 20, 2003    February 20, 2008

     In addition, at our option, during the first three months of the agreement we may elect to issue SGI 30,000 shares per month in lieu of payment of $3,000 of the monthly cash fee payable under the agreement. As of the close of business on February 18, 2003, the last day on which a trade was reported prior to the execution of the agreement with SGI, the value of our common stock was $0.26 per share. During the quarter ended March 31, 2003, we did not exercise our option to issue shares in lieu of payment of fees. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of the shares and warrants, and the issuance of the shares of common stock issuable upon exercise of the warrants, to a single purchaser in a transaction not involving any general solicitation or general advertising.

4. Pursuant to a letter agreement dated March 27, 2003 between us and Josephberg Grosz & Co., Inc., which we refer to as "JGC," we issued JG Capital, Inc., an affiliate of JGC, 35,000 shares of common stock as consideration for JGC's agreement to assist us in obtaining additional capital. As of the close of business on March 21, 2003, the last day on which a trade was reported prior to the execution of the agreement with JGC, the value of our common stock was $0.32 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

5. Pursuant to Consulting Agreements dated September 2, 2003 between us, Phil Baker, George Matin and Bruce Cosgrove, we issued 200,000 shares of common stock and 100,000 warrants to each of Mssrs. Matin and Cosgrove and issued 100,000 warrants to Messr. Baker as consideration for their agreement to provide consulting services to us. The warrants provide for the purchase of our common shares at any time prior to September 2, 2008 at a price of $0.75 per share. As of the close of business on August 29, 2003, the last day on which a trade was reported prior to the execution of the agreements with Mssrs. Matin and Cosgrove, the value of our common stock was $0.31 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

6. In November 2003, we completed a short-term unsecured debt financing in the aggregate gross amount of $500,000. On November 19, 2003, we issued in a private placement to "accredited investors" under the Securities Act of 1933, as amended, (i) $500,000 in the aggregate principal amount of our 8% unsecured convertible debentures; (ii) warrants to purchase up to 500,000 shares of our common stock at an exercise price of $1.00 per share; and
     (iii) warrants to purchase up to 100,000 shares of our common stock at an exercise price of $1.25 per share. We used the proceeds of the offering to provide short-term working capital.

7. In December 2003, we commenced an offering for sale up to approximately $1 million of our restricted common stock. Net proceeds to us were initially expected to be approximately $400,000 to $600,000. We have since increased this offering amount to $2 million and have received proceeds of $967,750 as of March 15, 2004, and have sold a total of 2,228,769 shares in this offering. We engaged a placement agent to assist us in the offering. Placement agent fees and related expenses totaled $1,446,607 as of March 15, 2004. If we are successful in selling the remaining shares, total net proceeds are expected to be approximately $1.0 million to $1.6 million. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year.

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

Going Concern

     In connection with their audit report on our consolidated financial statements as of December 31, 2003, BDO Seidman LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

     Our technologies are in early stages of development. We have not generated material revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. At critical junctures during 2003 we obtained $40,000 in additional funding through loans from Eric A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major shareholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and full resumption of research programs for new research initiatives that are currently delayed.

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

     Our current plans include continuing to operate with our four employees during the immediate future, but we anticipate adding some part-time employees during the next year. Our current plans also include minimal purchases of new property, plant and equipment, and limited research and development. We determined research and development expense incurred during 2003 through specific identification of expenses, as well as an allocation of salaries expense attributed to research and development.

Plan of Operation

     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for a successful operating company that we believe will provide both short-term profitability and long-term growth. In 2004, through careful control of expenditures, escalating sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely.

Cash Flow

     As of March 15, 2004, we held approximately $500,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs until the end of August 2004. We already have begun to reduce our expenditure rate by delaying some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure that we will be successful either in increasing sales of OTC products or in reducing expenditures. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

Capital Resources

     As noted above, our present cash flow is not sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes, much less to meet our longer-term needs for investment in our business through execution of the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2004 will come from the proceeds of private placements or public offerings of debt or equity securities. We are currently in discussions with multiple funding sources and feel confident adequate operating funding and development funding will result. While we believe that we have reasonable basis for our expectation that we will be able to raise additional funds, we cannot give you an assurances that we will be able to do so on commercially reasonable terms. In addition, any such financing may result in significant dilution to shareholders.

Market Outlook

     Our products are divided into three classes:

o    OTC products addressing the skincare markets;

o    Prescription   pharmaceuticals  addressing  the  dermatology  and  oncology markets; and

o    Medical devices

     Our estimates of the size of the markets for each of these three product classes are set forth in the following table:



                                                      Approximate Annual Value
  Product Area                                        of Sales in U.S. Market(1)
  -------------                                       --------------------------
                                                              (millions)
 OTC Products

      Personal hygiene..................................     $    100

      Disposable glove care.............................          100

      Acne (all grades).................................        1,000

 Prescription Pharmaceuticals

      Psoriasis.........................................        1,500

      Liver, breast and prostate cancer.................        1,000

 Medical Devices

      Medical device systems............................          250
--------------------

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

     Breast Cancer. The American Cancer Society estimates that approximately 205,000 new cases of invasive breast cancer, and over 54,000 new cases of in situ breast cancer, will occur in the U.S. in 2002, leading to approximately 40,000 deaths. Current treatments (lumpectomy, mastectomy, removal of regional lymph nodes, radiation therapy, chemotherapy, and hormone therapy) are expensive and associated with unacceptable side effects. While five-year survival rates are excellent for localized tumors (96%), this rate drops to 21% once distant metastasis has occurred. This illustrates that surgical excision and standard adjuvant treatments (such as chemotherapy and radiation) are ineffective at eliminating metastatic cells that have migrated from the primary treatment site. New, minimally invasive treatment modalities for breast cancer may have broad applicability to this therapeutic market estimated at well over $1 billion.

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

                                                                           Page
                                                                           ----

     Report of Independent Certified Public Accountants                    F-1

     Consolidated  Balance  Sheets as of December 31, 2003
     and December 31, 2002                                                 F-2

     Consolidated Statements of Operations for the year
     ended December 31, 2003 and for the period from
     January 17, 2002 (inception) to December 31, 2002                     F-3

     Consolidated Statements of Shareholders' Equity for
     the year ended December 31, 2003 and for the period
     from January 17, 2002 (inception) to December 31, 2002                F-4

     Consolidated Statements of Cash Flows for the year
     ended December 31, 2003 and for the period from
     January 17, 2002 (inception) to December 31, 2002                     F-6

     Notes to Consolidated Financial Statements                            F-7

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

     Our independent public accountants have expressed substantial doubt about our ability to continue as a going concern in their report on our December 31, 2003 financial statements. Currently, our continuance as a going concern is dependent upon our ability to raise capital or achieve profitable operations. Our technologies are in early stages of development. We have generated minimal initial revenues from sales and operations thus far in 2004, but we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended.

     Ultimately, we must achieve profitable operations if we are to be a viable entity. We intend to proceed as rapidly as possible with the development of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations before we can commence revenue generation or that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses and continue as a going concern.

Because of our limited operations and the fact that we are currently generating limited revenue, we may be unable to pay our debts when they become due.

     We currently have $1,674,959 in debt, net of a debt discount of $499,675 and $100,021 of accrued interest on our balance sheet, consisting of $1,025,959 in principal and $88,000 in accrued but unpaid interest owed to Gryffindor pursuant to the Note; $500,000 in principal and $4,590 in accrued interest owed to the holders of our debentures and $149,000 in principal and $7,431 in accrued interest owed to Dr. Wachter. The amounts due to Gryffindor and to the holders of our debentures are due in November 2004 and the amounts due to Dr. Wachter are due in 2009. Because of the convertible nature of the debt owed to Gryffindor and to the holders of the convertible debentures, we may not have to repay this debt if the debt is converted into shares of our common stock. However, we can not assure you that this debt will be converted into common stock and we may have to repay this indebtedness. We are trying to secure additional financing, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. Additionally, our creditors could accelerate our payment obligations, commence foreclosure proceedings against our assets or force us into bankruptcy or liquidation. In such events, any proceeds may not be sufficient to pay off our creditors. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We will require substantial capital resources in order to conduct our operations and develop our products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations only through August 31, 2004, and we may need additional capital at an earlier date. We have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all and our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our objectives. As discussed in more detail below, additional equity financing could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business, and may impair the value of our patents and other intangible assets.

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

     We recently have begun marketing GloveAid and Pure-ific, our first two OTC products, on a limited basis. We have not recognized any revenue from these products, as the sales of these products have not been material. In order for these products to become commercially successful, we must increase significantly our distribution of them. Increasing distribution of these products requires, in turn, that we or distributors representing us increase marketing of these products. In view of our limited financial resources, we may be unable to afford increases in our marketing of our OTC products sufficient to improve our distribution of our products. Even if we can and do increase our marketing of our OTC products, we cannot give you any assurances that we can successfully increase our distribution of our products.

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

     The pharmaceutical market is characterized by rapid technological change, and our future success will depend on our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. While we believe that are current technology is adequate for our present needs, if we fail to stay at the forefront of technological development, we will be unable to compete effectively. Our competitors are using substantial resources to develop new pharmaceutical technologies and to commercialize products based on those technologies. Accordingly, our technologies may be rendered obsolete by advances in existing technologies or the development of different technologies by one or more of our current or future competitors.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

     Our business is presently managed by four key employees:

     o    H. Craig Dees, Ph.D., our Chief Executive Officer;

     o    Timothy C. Scott, Ph.D., our President;

     o    Eric A. Wachter, Ph.D. our Vice President - Pharmaceuticals; and

     o    Peter R. Culpepper, CPA, our Chief Financial Officer.

     In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. Also, as of December 31, 2003, we owe $352,500 in accrued but unpaid compensation to our employees, most of which is owed to Drs. Dees, Scott and Wachter. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.

Because  we  have  only  four  employees,   our  management  may  be  unable  to
successfully manage our business.

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

     As discussed above, we currently have only four employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas therefore falls on Drs. Dees, Scott, Wachter, and Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We anticipate adding a part-time regulatory affairs officer, a part-time lab technician and a part-time office manager within the next year. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future which could further divert managements attention from the operation of our business.

Our common stock price can be volatile because of several factors, including a limited public float.

     During the twelve-month period ended December 31, 2003, the sale price of our common stock fluctuated from $2.00 to $0.20 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

     We have raised substantial amounts of capital in private placements from time to time and if we have failed to comply with applicable laws and regulations applicable to these private placements, we could be required to repay this capital to investors and could be subject to legal action by the investors and by state and federal securities regulators .

     We have offered and sold securities in private placements in reliance upon exemptions from the registration requirements of the SEC and state agencies. These exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of the exemptive provisions, investors might have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek rescission or prevail in any suit, we could face severe financial demands that could materially and adversely affect our financial position. Further, the SEC and state agencies could take action against us that could divert management's attention from the operation of our business, cause us to pay fines and penalties and cause us to have to repay investors their original investment, among other things.

     Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock trades on the Over the Counter Electronic Bulletin Board, as well as the issuance of warrants or convertible debt that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock.

     Any agreement to sell, or convert debt or equity securities into, common stock at a future date and at a price based on the then current market price will provide an incentive to the investor or third parties to sell the common stock short to decrease the price and increase the number of shares they may receive in a future purchase, whether directly from us or in the market. For example, the initial conversion rate of the debentures issued during the fourth quarter of 2003 is equal to the lower of (i) 75% of the average market price of our common stock for the twenty (20) trading days ending on the twentieth trading day subsequent to the effective date of the registration statement or
(ii) $0.75 per share. If the average market price of our common stock is so low that it causes the conversion rate on the debentures to fall below approximately $0.73, and if the debenture holders enforce this provision of our agreement with them, we will have to issue more shares to the debenture holders upon conversion of the debentures and the anti-dilutive provisions contained in our agreements with Gryffindor will become operative. If these anti-dilutive provisions become operative, we may be required to issue a significant number of shares of common stock to Gryffindor. We will not receive any additional proceeds from Gryffindor for the issuance of these shares of common stock. Other financings that we may obtain may contain similar provisions, and the existence of anti-dilutive provisions in some of our existing financings may make it more difficult for us to obtain financing in the future. These types of transactions which cause the issuance of our common stock in connection with the exercise or conversion of securities may result in substantial dilution to the remaining holders of our common stock.

Financings that may be available to us frequently involve high selling costs.

     Because of our limited operating history, low market capitalization, thin trading volume and other factors, we have historically had to pay high costs to obtain financing and expect to continue to be required to pay high costs for any future financings in which we may participate. For example, our past sales of shares and our sale of the debentures have involved the payment of finder's fees or placement agent's fees. These types of fees are typically higher for small companies like us. Payment of fees of this type reduces the amount of cash that we receive from a financing transaction and makes it more difficult for us to obtain the amount of financing that need to maintain and expand our operations.

We have not had earnings, but if earnings were available, it is our general policy to retain any earnings for use in our operation.

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our stock price is below $5.00 per share and is treated as a "Penny Stock" which places restrictions on broker-dealers recommending the stock for purchase.

     Our common stock is defined as "penny stock" under the Exchange Act and its rules. The SEC has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

     o broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

     o    broker-dealers   must   disclose  the   commissions   payable  to  the
          broker-dealer and its registered representative;

     o    broker-dealers must disclose current quotations for the securities;

     o if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

     o a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer's account and information on the limited market in penny stocks.

     Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder's ability to sell their shares.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The information called for by this item is incorporated by reference to our Current Report on Form 8-K which was filed with the SEC on January 3, 2003, as amended on January 9, 2003 and March 25, 2004.


Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of the last day of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Annual Report on Form 10-KSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

     We do not currently have an "audit committee financial expert," as defined under the rules of the SEC. Because the board of directors consists of only four members and our operations remain amenable to oversight by a limited number of directors, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We believe that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

     We have not adopted a formal Code of Ethics. Since our company only has four employees, we expect those employees to adhere to high standards of ethics without the need for a formal policy.

     The remainder of the information called for by this item with respect to our executive officers as of March 25, 2004 is furnished in Part I of this report under the heading Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 10. Executive Compensation.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. During the fiscal quarter ended December 31, 2003, we filed the following Current Reports on Form 8-K:

1. On December 2, 2003, we filed a Current Report on Form 8-K reporting that we had completed a short-term unsecured debt financing.

2. On December 15, 2003, we filed a Current Report on Form 8-K reporting an offering of up to $1 million of restricted common stock.

Item 14. Principal Accountant Fees and Services.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROVECTUS PHARMACEUTICALS, INC.


                                   By: /s/  H. Craig Dees
                                      ------------------------------------------
                                      H. Craig Dees, Ph.D.
                                      Chief Executive Officer



Date:    March 25, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature                                        Title                           Date
                   ---------                                        -----                           -----


/s/  H. Craig Dees
--------------------------------------------     Chief Executive Officer (principal            March 25, 2004
H. Craig Dees, Ph.D.                             executive officer) and Chairman of the
                                                 Board

/s/  Peter R. Culpepper
--------------------------------------------     Chief Financial Officer (principal financial  March 25, 2004
Peter R. Culpepper, CPA                          officer and principal accounting officer)


/s/  Timothy C. Scott
--------------------------------------------
Timothy C. Scott, Ph.D.                          President and Director                        March 25, 2004


/s/  Eric A. Wachter
--------------------------------------------     Vice President - Pharmaceuticals and          March 25, 2004
Eric A. Wachter, Ph.D.                           Director


/s/  Stuart Fuchs
--------------------------------------------     Director                                      March 25, 2004
Stuart Fuchs


                                       29

               Report of Independent Certified Public Accountant


Board of Directors
Provectus Pharmaceuticals, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc. a development stage company, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003 and for the period from January 17, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from January 17, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $10,753,800, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP


Chicago, Illinois
March 12, 2004

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

December 31,                                                                               2003            2002
-------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                                                       $         164,145  $      717,833
     Prepaid expenses                                                                      26,227          35,481
     Inventory                                                                             72,578               -
     Stock subscription receivable (Note 4)                                                87,875               -
     Deferred loan costs (net of amortization of $19,569 (Note 6))                        150,961               -
     Prepaid consulting expense (Note 4)                                                  420,817               -

                                                                                ---------------------------------

Total Current Assets                                                                      922,603         753,314

Equipment and Furnishings, less accumulated depreciation of $244,760 and
     $39,446 (Note 1)                                                                     121,415         471,429

Patents, net of amortization of $1,281,769 and $133,916 (Notes 1 and 2)                18,755,791      19,903,644

Other Assets                                                                               27,000          27,000
                                                                                ---------------------------------

                                                                                $      19,826,809  $   21,155,387
                                                                                =================================

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable - trade                                                   $         100,640  $       98,874
     Accrued compensation                                                                 352,500          19,781
     Accrued expenses                                                                      57,549          50,000
     Accrued interest                                                                     100,021           8,000
     Short-term convertible debt (net of debt discount of $442,623 (Note 6))               57,377               -
     Current maturities of long-term convertible debt (net of debt discount
         of $57,052 (Note 6))                                                             968,907               -

                                                                                ---------------------------------

Total Current Liabilities                                                               1,636,994         176,655

Loan From Shareholder (Note 7)                                                            149,000         109,000

Convertible Debt (net of debt discount of $120,344 (Note 6))                                    -         879,656

Shareholders' Equity (Notes 2, 4, 5, and 6)
     Common stock; par value $.001 per share; 100,000,000 shares authorized;
         10,867,509 and 9,423,689 shares issued and outstanding, respectively              10,868           9,424
     Paid-in capital                                                                   28,783,747      27,102,406
     Deficit accumulated during the development stage                                 (10,753,800)     (7,121,754)
                                                                                ---------------------------------
Total Shareholders' Equity                                                             18,040,815      19,990,076

                                                                                ---------------------------------

                                                                                $      19,826,809  $   21,155,387
                                                                                =================================



                                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Operations




                                                                                                                    Cumulative
                                                                                             For the Period        Amounts from
                                                                                            January 17, 2002     January 17, 2002
                                                                           Year Ended        (inception) to      (inception) to
                                                                          December 31,        December 31,         December 31,
                                                                             2003               2002                  2003
----------------------------------------------------------             ---------------      ---------------     -----------------

Operating Expenses
     Research and development                                          $      724,924       $       50,714      $        775,638
     General and administrative (including noncash stock
         and warrant compensation of $280,621 in 2003 and
         $6,436,000 in 2002)                                                1,582,250            6,922,946             8,505,196
     Amortization of patents                                                1,147,853              133,916             1,281,769
                                                                       ---------------      ---------------     -----------------

Total operating loss                                                       (3,455,027)          (7,107,576)          (10,562,603)

Gain on sale of fixed assets                                                   55,000                    -                55,000

Interest expense                                                             (232,019)             (14,178)             (246,197)
                                                                       ---------------      ---------------     -----------------

Net Loss Applicable to Common Shareholders                             $   (3,632,046)      $   (7,121,754)     $    (10,753,800)
                                                                       ===============      ===============     =================

Basic and Diluted Loss Per Common Share                                $        (0.37)      $        (0.89)
                                                                       ===============      ===============
Weighted Average Number of Common Shares
     Outstanding - Basis and Diluted                                        9,706,064            7,981,876
                                                                       ===============      ===============



                                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                 Consolidated Statements of Shareholders' Equity




------------------------------------------------------------------------------------------------------------------------------------
                                                                        Common Stock
                                                                 ------------------------
                                                                  Number of                   Paid-in     Accumulated
                                                                   Shares       Par Value     Capital       Deficit         Total
                                                                 ----------    ----------   -----------   ----------    ------------
Balance, at January 17, 2002                                             -     $      -     $         -   $        -    $         -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      20,547,935            -     20,548,435
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,805,556)    (5,805,556)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      27,102,406   (7,121,754)    19,990,076


                                                                        Common Stock
                                                                 --------------------------
                                                                  Number of                   Paid-in     Accumulated
                                                                    Shares     Par Value      Capital       Deficit         Total
                                                                 ---------     ---------    -----------  ------------ --------------
Balance, at December 31, 2002                                    9,423,689     $  9,424     $27,102,406  $(7,121,754) $  19,990,076

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,632,046)    (3,632,046)

                                                                ----------     ---------    -----------  ------------  -------------

Balance, at December 31, 2003                                   10,867,509     $ 10,868     $28,783,747  ($10,753,800) $ 18,040,815
                                                                ==========     =========    ===========  ============  =============


                                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows




                                                                                                                   Cumulative
                                                                                           For the Period         Amounts from
                                                                                          January 17, 2002      January 17, 2002
                                                                    Year Ended             (inception) to        (inception) to
                                                                December 31, 2003        December 31, 2002     December 31, 2003
                                                                -----------------        -----------------     -----------------
Cash Flows From Operating Activities
     Net loss                                                   $ (3,632,046)            $ (7,121,754)         $(10,753,800)
     Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation                                                228,315                   39,446               267,761
         Amortization of patents                                   1,147,853                  133,916             1,281,769
         Amortization of original issue discount                     120,669                    6,243               126,912
         Amortization of deferred loan costs                          19,569                        -                19,569
         Compensation through issuance of stock                            -                  932,000               932,000
         Compensation through issuance of stock options               34,659                        -                34,659
         Issuance of stock for services                              144,650                5,504,000             5,648,650
         Issuances of warrants for services                          101,312                        -               101,312
         Gain on sale of fixed assets                                (55,000)                       -               (55,000)
         (Increase) decrease in assets net of acquisitions
            Prepaid expenses                                           9,254                  (35,481)              (26,227)
            Inventory                                                (72,578)                       -               (72,578)
         Increase (decrease) in liabilities
            Accounts payable                                           1,766                   95,229                96,995
            Accrued expenses                                         432,289                   77,781               510,070
                                                                  -----------            -------------           -----------
Net cash used in operating activities                             (1,519,288)                (368,620)           (1,887,908)
                                                                  -----------            -------------           -----------
Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                               180,000                        -               180,000
     Capital expenditures                                             (3,301)                       -                (3,301)

                                                                  -----------           --------------           -----------
Net cash provided by investing activities                            176,699                        -               176,699
                                                                  -----------           --------------           -----------
Cash Flows From Financing Activities
     Proceeds from loans from shareholder                             40,000                  109,000               149,000
     Proceeds from convertible debt                                  525,959                1,000,000             1,525,959
     Proceeds from sale of common stock                              292,472                   25,000               317,472
     Proceeds from exercise of warrants                                    -                      453                   453
     Cash paid for deferred loan costs                               (69,530)                       -               (69,530)
     Purchase and retirement of common stock                               -                  (48,000)              (48,000)
                                                                  -----------          ---------------           -----------
Net cash provided by financing activities                            788,901                1,086,453             1,875,354
                                                                  -----------          ---------------           -----------

                                    (Cont'd)
                                      F-6

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows



                                                                                                                        Cumulative
                                                                                               For the Period         Amounts from
                                                                                              January 17, 2002      January 17, 2002
                                                                          Year Ended            (inception) to       (inception) to
                                                                   December 31, 2003         December 31, 2002     December 31, 2003
                                                                   ------------------        -----------------    ------------------

Net Change in Cash                                                  $       (553,688)        $         717,833    $          164,145

Cash, at beginning of period                                                 717,833                         -                     -
                                                                    -----------------        -----------------    ------------------
Cash, at end of period                                              $        164,145         $         717,833    $          164,145
                                                                    =================        =================    ==================

Supplemental Schedule of Noncash Investing and Financing
     Activities
     2003
         Issuance or commitment to issue stock and warrants
              for prepaid services of $666,779.
         Stock subscription receivable recorded of $87,875. Discount on convertible debt with warrants of
              $500,000.
         Deferred loan costs through the issuance of warrants
              of $101,000.
     2002
         Acquisition of Valley Pharmaceuticals, Inc. through the issuance of 500,007 shares of the Company's common stock. The value of the assets purchased was $20,548,435.

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

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements





1.   Organization and Significant Accounting Policies

     Nature of Operations

     Provectus Pharmaceuticals, Inc.(together with its subsidiaries, the "Company")is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, cancer, and certain laser device technology. Through a previous acquisition, the Company also intends to develop, manufacture, and distribute over-the-counter pharmaceuticals. To date the Company has no material revenues.

     Liquidity and Basis of Presentation

     The Company will continue to require additional capital to develop its products and develop sales and distribution channels for its products. However, the Company believes it may not have sufficient working capital to fund operations for the entire fiscal year ending December 31, 2004. Management believes there are a number of potential alternatives available to meet the Company's continuing capital requirements, including proceeding as rapidly as possible with the development of over-the-counter products that can be sold with a minimum of regulatory compliance and developing revenue sources through licensing of the existing intellectual property portfolio. In addition, the Company is pursuing actively additional debt and/or equity capital in order to support ongoing operations. There can be no assurance that the Company will be able to obtain sufficient additional working capital on commercially reasonable terms or conditions, or at all.

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

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory

     Inventory, consisting principally of finished goods, is stated at the lower of cost or market. Cost is determined using a first-in, first-out method.

     Deferred Loan Costs

     The costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, have been recorded as deferred loan costs and are being amortized over the term of the loan using the effective interest method. Additionally, the Company recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt.

     Equipment and Furnishings

     Equipment and furnishings acquired through the acquisition of Valley Pharmaceuticals, Inc. (Note 2) have been stated at carry over basis. Other equipment and furnishings are stated at cost. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years, furniture and fixtures are being depreciated over seven years. Depreciation expense was $228,315 in 2003 and $39,446 in 2002.

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

     Patents at December 31, 2003 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 12-16 years. Annual amortization of the patents is expected to be approximately $1,148,000 per year for the next five years.

     Research and Development

     Research and development costs are charged to expense when incurred. An allocation of payroll expenses was made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities. The total research and development expenses incurred in 2003 are $724,924. The total research and development expenses incurred in 2002 are $50,714.

     Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

     Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $2.7 million, expiring in 2022 and 2023. The Company has not recorded an income tax benefit for the net operating losses as the Company is in the development stage and realization of the losses is not considered more likely than not. An income tax valuation allowance has been provided for the losses realized to date. The amortization of patents and noncash stock compensation is not deductible for tax purposes. In addition, the Company may have acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded the amount would be fully reserved.

     Basis and Diluted Loss Per Common Share

     Basic and diluted loss per common share and diluted loss per common share is computed based on the weighted Per Common Share average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2003 are 356,250 options, 905,000 warrants and 2,218,741 shares issuable upon the conversion of convertible debt and accrued interest. Additionally, the Company is committed to issue 80,000 warrants. Included in the weighted average number of common shares outstanding are 416,606 shares committed to be issued but not outstanding at December 31, 2003.

     Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company believes the fair value of its fixed-rate borrowings approximates the market value.

     Stock Options

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. Options granted to non-employees are accounted for under SAS 123. SAS 123 requires options to be accounted for based on their fair value.

     On May 29, 2003, the Company issued 452,000 stock options to employees and directors. The options vest over three years with 188,000 options vesting on the date of grant. The exercise prices range from $0.26 to $0.60. The exercise price for 352,000 options granted was less than the market price on the date of grant. Accordingly, compensation expense of $34,659 has been recorded in 2003.

     For stock options granted to employees during 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:


                                                                          2003
                                                                        --------

         Weighted average fair value per options granted *              $ 0.60

         Significant assumptions (weighted average)
             Risk-free interest rate at grant date                         2.0%
             Expected stock price volatility                               150%
             Expected option life (years)                                   10

          * The weighted average fair value for both the options less than market price at date of grant and options equal to market price at date of grant was $0.60.

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:


                                                                 For the Period
                                                                January 17, 2002
                                                Year Ended          (inception)
                                               December 31,      to December 31,
                                                     2003                 2002
                                              ---------------    ---------------

  Net loss, as reported                       $    (3,632,046)   $  (7,121,754)
  Add stock-based employee compensation
      expense included in reported net loss            34,659                -
  Less total stock-based employee compensation
      expense determined under the fair
      value based method for all awards              (132,663)               -
                                              ----------------   ---------------

  Pro forma net loss                          $    (3,730,050)   $   (7,121,754)
                                              ================   ===============

  Basic and diluted loss per common share,
       as reported                           $        (0.37)    $        (0.89)


  Basic and diluted loss per common share,
       pro forma                              $       (0.38)    $        (0.89)



     Reclassifications

     Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

     Recent Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

     o a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

     o a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

     o a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or
          (3) variations inversely related to changes in the fair value of the issuer's equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

 2.  Recapitalizaiton and Merger.

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

3.   Commitments

     At December 31, 2003, the Company leases office and laboratory space in Knoxville, Tennessee, on a month-by-month basis. The Company also has equipment operating leases.

     Minimum future rental payments under noncancellable equipment operating leases are as follows:

  Year ending December 31,                                             Leases
  ------------------------------------------------------------------------------
        2004                                                      $     15,214
        2005                                                             1,242
                                                                  --------------
        Total                                                     $     16,456
                                                                  ==============

     Total rental expense charged to operations for 2003 and 2002 was $36,400 and $10,200, respectively.

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

     (f) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2003, none of these targets have been met and accordingly, no costs have been recorded.

     (g) In 2003, the Company issued 764,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January, 35,000 shares issued in March and 700,000 shares issued in October. Consulting costs charged to operations were $95,133. At December 31, 2003, $144,667 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable.

     (h) In November and December 2003, the Company committed to issue 341,606 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $49,517. At December 31, 2003, $231,983 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable.

     (i) The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants ranged from $0.20 to $0.24. Consulting costs charged to operations were $101,312. At December 31, 2003, $44,167 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The prepaid consulting expense relates to warrants which are fully vested and non-forfeitable.

     (j) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company has received net proceeds of $292,472 and has recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company has engaged a placement agent to assist the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. Subsequent to December 31,
          2003, an additional 1,353,898 shares have been issued in the Regulation S offering with proceeds to the Company of $587,403.


5.  Stock Incentive Plan

The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 2,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2003. There were no options issued in 2002.

                                                                                    Exercise          Weighted
                                                               Shares              Price Per           Average
                                                                                       Share          Exercise
                                                                                                         Price
                                                              --------        --------------          --------

Outstanding at January 1, 2003                                      -                      -                 -

Granted *                                                     452,000          $0.26 - $0.60             $0.38
Exercised                                                           -                      -                 -
Forfeited                                                     (95,750)         $0.26 - $0.32             $0.30

                                                              -------          -------------          --------

Outstanding at December 31, 2003                              356,250          $0.26 - $0.60             $0.40
                                                              =======          =============          ========

Options exercisable at
    December 31, 2003                                         187,500          $0.26 - $0.60             $0.47
                                                              =======          =============          ========


* Includes 352,000 options granted at less than market price with a weighted average exercise price of $0.31 and 100,000 options granted at a price equal to market price with a weighted average exercise price of $0.60.


The following table summarizes information about stock options outstanding at December 31, 2003.



                                  Options Outstanding                 Options Exercisable
                       ----------------------------------------  ----------------------------
                                         Weighted
                           Number         Average      Weighted        Number         Weighted
                       Outstanding at   Remaining      Average     Exercisable at     Average
                        December 31,    Contractual    Exercise      December 31,     Exercise
        Exercise Price     2003           Life          Price           2003           Price
        -------------- -------------    ----------     --------     -------------     --------

              $0.26           12,500    9.58 years        $0.26          12,500         $0.26
              $0.32          243,750    9.58 years         0.32          75,000          0.32
              $0.60          100,000    9.58 years         0.60         100,000          0.60
        -------------- -------------    ----------     --------     -------------     --------

                             356,250    9.58 years        $0.40         187,500         $0.47
                       =============    ==========     ========     =============     ========

     The  following  table  summarizes  the  warrants  granted,   exercised  and
outstanding as of December 31, 2003.

                                                                                             Weighted
                                                                            Exercise          Average
                                                                            Price Per        Exercise
                                                   Warrants                  Warrant           Price
                                                  ---------               -------------      --------

Outstanding at January 1, 2003 (Note
  4(d))                                             100,000                       $2.29         $2.29
Granted                                           1,285,000               $0.25 - $1.25         $0.78
Exercised                                          (200,000)                      $0.75         $0.75
Forfeited                                          (180,000)              $0.25 - $0.50         $0.37

                                                  ---------               -------------      --------
Outstanding at December 31, 2003                  1,005,000               $0.25 - $2.29         $1.01
                                                  =========               =============      ========
Warrants exercisable at
    December 31, 2003                               905,000               $0.25 - $1.25         $0.87
                                                  =========               =============      ========

At December 31, 2003 there were 80,000 warrants committed but not issued.

The following table summarizes information about warrants outstanding at December 31, 2003.


                               Warrants Outstanding                      Warrants Exercisable
                   ---------------------------------------------    -----------------------------
                                         Weighted
                          Number          Average      Weighted         Number           Weighted
                      Outstanding at     Remaining      Average      Exercisable at       Average
                        December 31,   Contractual     Exercise      December 31,        Exercise
  Exercise Price           2003             Life        Price            2003             Price
-------------------   --------------   -----------     --------     ---------------      --------

              $0.25           60,000          4.17        $0.25              60,000         $0.25
              $0.35           60,000          4.17        $0.35              60,000         $0.35
              $0.50           60,000          4.17        $0.50              60,000         $0.50
              $0.75          125,000          4.02        $0.75             125,000         $0.75
              $1.00          500,000          1.92        $1.00             500,000         $1.00
              $1.25          100,000          2.92        $1.25             100,000         $1.25
              $2.29          100,000          0.50        $2.29                   -             -
-------------------   --------------   -----------     --------     ---------------      --------

                           1,005,000          3.29        $1.01             905,000         $0.87
                      ==============   ===========     ========     ===============      ========


6.   Convertible Debt.

     (a) Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Purchase Agreement") between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor"), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the "Note"). The Note bears interest at 8% per annum, payable quarterly in arrears, and is due and payable in full on November 26, 2004. Subject to certain exceptions, the Note is convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note is convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note is convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted.

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

     The $1,000,000 in proceeds received in 2002 was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option pricing model. The allocated fair value of these warrants was $126,587 and was recorded as a discount on the related debt and is being amortized over the life of the debt using the effective interest method. Amortization of $63,294 and $6,243 has been recorded as additional interest expense as of December 31, 2003 and 2002, respectively.

     In  2003,  an  additional   $25,959  was  added  to  the  convertible  debt
     outstanding.

     (b) On November 19, 2003, the Company completed a short-term unsecured debt financing in the aggregate amount of $500,000. The notes bear interest of 8% and are due in full on November 19, 2004. The notes are convertible into common shares at a conversion rate equal to the lower of (i) 75% of the average market price for the 20 trading days ending on the 20th trading day subsequent to the effective date or (ii) $0.75 per share. Pursuant to the note agreements, the Company also issued warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire November 19, 2005.

     The $500,000 proceeds received was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $241,655 and was recorded as a discount to the related debt. In addition, the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $258,345 was recorded for this beneficial conversion feature. The combined debt discount of $500,000 is being amortized over the life of the debt using the effective interest method. Amortization of $57,377 has been recorded as additional interest expense as of December 31, 2003.

     In conjunction with the debt financing, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.25 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $101,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $69,530 which were payable in cash. Total debt issuance costs of $170,530 have been recorded as a current asset and are being amortized over the life of the debt. Amortization of $19,569 has been recorded as additional interest expense as of December 31, 2003.

7.   Loan From Shareholder

     During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest and interest expense at 12/31/03 was $7,431. There was no accrued interest or interest expense at 12/31/02.

                                  EXHIBIT INDEX

 Exhibit No.                  Description
------------                  -----------

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

     3.1 Restated Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

     3.2 Bylaws of Provectus, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

     4.1 Specimen certificate for the common shares, $.001 par value per share, of Provectus Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003.

  4.2.1*  Convertible  Secured   Promissory  Note and Warrant Purchase Agreement
          dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

  4.2.2 Letter Agreement dated January 31, 2003 between the Company and Gryffindor, incorporated by reference to Exhibit 4.2.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

     4.3 Amended and Restated Convertible Secured Promissory Note of the Company dated January 31, 2003, issued to Gryffindor, incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

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

     4.13*Shareholders'   Agreement   dated  as  of  November   26,  2002  among
          Provectus, Gryffindor, H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to
          Exhibit 4.12 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

     4.14*Warrant  Agreement dated as of December 5, 2002 among Provectus,  Avid
          Amiri and Daniel Urmann,  incorporated  herein by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.15 Form of Warrant issuable pursuant to the Warrant Agreement, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.16*Promissory  Note of the Company  dated  December 31,  2002,  issued to
          Eric A. Wachter, incorporated herein by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003.

     4.17*Common  Share  Purchase  Warrant  dated  January 29,  2003,  issued to
          Investor-Gate.com, incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

     4.18 Form of 8% Convertible Debenture incorporated herein by reference to Annex I to Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     4.19 Form of  Warrant  incorporated  herein  by  reference  to  Annex IV to
          Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     4.20 Registration Rights Agreement dated as of November 19, 2003 by and among the Company and the investors named therein incorporated by reference to Annex IV to Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     4.21 Registration Rights Agreement dated as of September 4, 2003 by and among the Company and Bruce A. Cosgrove and George F. Martin, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     4.22 Form of Warrant issued to selling shareholders other than holders of 8% Convertible Debentures, incorporated herein by reference to Exhibit
          4.5 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     4.23 Registration Rights Agreement dated as of December 26, 2003 by and between the Company and The Research Foundation of State University of New York, incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004.

     10.1 Consultant Compensation Agreement dated April 23, 2002 among Provectus and Russell Ratliff, Justeene Blankenship, Michael L. Labertew, and Phillip Baker, incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-86896), as filed with the SEC on April 24, 2002.

   10.2** Provectus   Pharmaceuticals,   Inc.  Amended and  Restated  2002 Stock
          Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

     10.3 Consulting Agreement dated August 15, 2002 between Provectus and Numark Capital Corporation ("Numark"), incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

     10.4 Consulting Agreement dated August 28, 2002 between Provectus and Robert S. Arndt, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-99639), as filed with the SEC on September 17, 2002.

     10.5 Consulting Agreem ent dated August 28, 2002 between Provectus and Nunzio Valerie, Jr., incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-99639), as filed with the SEC on September 17, 2002.

     10.6*Letter  Agreement  dated  June 7,  2002  between  Provectus  and  Nace
          Pharma, LLC., incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

     10.7 Letter Agreement dated August 29,2002 between Provectus and Nace Resources, Inc., incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

     10.8 Confidentiality, Inventions and Non-competition Agreement between the Company and H. Craig Dees, incorporated herein by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

     10.9 Confidentiality, Inventions and Non-competition Agreement between the Company and Timothy C. Scott, incorporated herein by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

    10.10 Confidentiality, Inventions and Non-competition Agreement between the Company and Eric A. Wachter, incorporated herein by reference to
          Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

  10.11.1 Letter Agreement dated January 8, 2003 between the Company and Investor - Gate.com, incorporated herein by reference to Exhibit
          10.11.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

 10.11.2 Termination Letter dated February 28, 2003 from the Company to Investor-Gate.com, incorporated herein by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   10.12 Letter Agreement dated February 20, 2003 between the Company and SGI, incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   10.13  Letter  Agreement  dated  March  27,  2003  between  the  Company  and
          Josephberg  Grosz & Co.,  Inc.,  incorporated  herein by  reference to
          Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

   10.14 Settlement Agreement dated as of June 16, 2003 among Kelly Adams, Justeene Blankenship, Nicholas Julian, and pacific Management Services, Inc.; and Provectus and Xantech, incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated June 16, 2003, as filed with the SEC on June 26, 2003.

   10.15 Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and Provectus, incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

   10.16 Securities Purchase Agreement dated as of November 19, 2003 by and among the Company and the lenders named therein, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004

   21.1+  List of Subsidiaries.

   23.1+  Consent of BDO Seidman, LLP.

   31.1+ Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

   31.2+ Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

     32+  Certification Pursuant to 18 U.S.C. ss. 1350.

--------------------------

     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.
     **   Management compensation contract or plan.
     +    Filed herewith.