Form 10QSB
period 2004-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-05-17
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                       ---------------   ----------------

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                        90-0031917
-----------------------------                -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN                37931
----------------------------------------------    ------------------------------
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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                        Yes [X] No [_]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 20, 2004 was 13,507,030.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31,          December 31,
                                                                              2004                 2003
                                                                          (Unaudited)           (Audited)
------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
     Cash                                                                $   452,229          $  164,145
     Stock subscription receivable                                            41,192              87,875
     Deferred Loan Costs, net of amortization of $62,202 and $19,569         108,328             150,961
     Inventory                                                                69,060              72,578
     Prepaid expenses and other current assets                                28,757              26,227
     Prepaid consulting expense                                              346,141             420,817
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                       1,045,707             922,603

Equipment and furnishings, less accumulated
     depreciation of $298,401 and $244,760                                    68,169             121,415

Patents, net of amortization of $1,568,733 and $1,281,770                 18,468,828          18,755,791

Other Assets                                                                  27,000              27,000
------------------------------------------------------------------------------------------------------------------

                                                                         $19,609,704         $19,826,809
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                            $   142,466         $   100,640
     Accrued compensation                                                    240,000             352,500
     Accrued expenses                                                         73,707              57,549
     Accrued interest                                                        131,975             100,021
     Short-term convertible debt, net of debt discount of
          $318,306 and $442,623                                              181,694              57,377
     Current maturities of long-term convertible debt, net of
          debt discount of $41,229 and $57,052                               984,730             968,907
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                  1,754,572           1,636,994

Loan From Stockholder                                                        149,000             149,000

Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized; 13,096,605 and 10,867,509 shares issued and
       outstanding, respectively                                              13,097              10,868
     Paid-in capital                                                      29,606,391          28,783,747
     Deficit accumulated during the development stage                    (11,913,356)        (10,753,800)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                17,706,132          18,040,815


                                                                         $19,609,704         $19,826,809
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three               Three            Cumulative
                                          Months Ended         Months Ended            Through
                                          March 31, 2004       March 31, 2003       March 31,2004
                                            (Unaudited)          (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------------------------

Operating Income
     Net OTC product revenue              $       640          $         -         $        640
     Net medical device revenue                13,125                    -               13,125

Operating Expenses
     Research and development                 187,954              155,783              963,592
     General and administrative               483,678              511,917            8,988,874
     Amortization                             286,963              286,963            1,568,732
--------------------------------------------------------------------------------------------------

Total operating loss                         (944,830)            (954,663)         (11,507,433)

Gain on sale of fixed assets                        -                    -               55,000

Interest expense                             (214,726)             (38,021)            (460,923)
--------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                         $(1,159,556)         $  (992,684)        $(11,913,356)
--------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common
     Share                                      (0.09)               (0.11)
--------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted   12,241,172             9,451,667
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                    Common Stock
                                                                  Number                                   Accumulated
                                                                of Shares        Par Value        APIC       Deficit        Total
                                                      ----------------------------------------------------------------    ---------

Balance, at January 17, 2002                                             -     $      -     $         -   $        -     $        -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      20,547,935            -     20,548,435
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,805,556)    (5,805,556)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      27,102,406   (7,121,754)    19,990,076

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,632,046)    (3,632,046)

                                                                ----------     --------    -----------  ------------  -------------

Balance, at December 31, 2003                                   10,867,509       10,868      28,783,747  (10,763,800)    18,040,815

     Issuance of stock for services                                351,606          352          11,148                      11,500
     Exercise of warrants                                           10,000           10           4,990                       5,000
     Stock to be issued for services                                     -            -          62,500            -         62,500
     Employee compensation from stock options                            -            -           3,903            -          3,903
     Issuance of stock pursuant to Regulation S                  1,867,490        1,867         740,103                     741,970
     Net loss for the three months ended
        March 31, 2004                                                   -            -               -   (1,159,556)    (1,159,556)
                                                                ----------     --------    ------------  -----------  -------------

Balance, at March 31, 2004                                      13,096,605     $ 13,097     $29,606,391 $(11,913,356)   $17,706,132
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Cumulative
                                                           Three Months        Three Months          Amounts From
                                                              Ended               Ended            January 17, 2002
                                                           March 31, 2004      March 31, 2003         (Inception)
                                                             (Unaudited)         (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                              $   (1,159,556)      (992,684)             (11,913,356)
     Adjustments to reconcile net loss to net cash
         used in operating activities
         Depreciation                                              53,641         83,881                  321,402
         Amortization of patents                                  286,963        286,963                1,568,732
         Amortization of original issue discount                  140,140         15,570                  267,052
         Amortization of prepaid consultant expense               137,176              -                  137,176
         Amortization of deferred loan costs                       42,633              -                   62,202
         Compensation through issuance of stock options             3,903              -                   38,582
         Compensation through issuance of stock                         -              -                  932,000
         Issuance of stock for services                            11,500         22,800                5,660,150
         Issuance of warrants for services                              -         19,574                  101,312
         (Gain)loss on sale of fixed asset                              -              -                  (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                     (2,530)         2,499                  (28,757)
              Inventory                                             3,518              -                  (69,060)
         Increase (decrease) in liabilities
              Accounts payable                                     41,826        (46,302)                 138,821
              Accrued expenses                                    (64,388)         7,469                  445,682
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                            (505,174)      (600,230)              (2,393,082)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                  -              -                  180,000
     Capital expenditures                                            (395)        (3,301)                  (3,696)
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                  (395)        (3,301)                 176,304
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                               -              -                  149,000
     Proceeds from convertible debt                                     -         25,959                1,525,959
     Proceeds from sale of common stock                           788,653              -                1,106,125
     Proceeds from exercise of warrants                             5,000              -                    5,453
     Cash paid for deferred loan costs                                  -              -                  (69,530)
     Purchase and retirement of common stock                            -              -                  (48,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         793,653         25,959                2,669,007
------------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                288,084       (577,572)                 452,229

Cash, at beginning of period                                      164,145        717,833                       -
------------------------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                            452,229         140,261                 452,229
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing and Financing Activities
     March 31, 2004
     Issuance of stock for services of $11,500 and commitment to issue stock for prepaid services of $62,500

     Stock subscription receivable recorded of $41,192

     March 31, 2003
       Issuance of stock and warrants for services of $117,291


See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation, ("PPI"). On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical. As a result, Provectus Pharmaceuticals, Inc. issued 6,680,000 shares of common stock in exchange for all the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly owned subsidiary of Provectus. This transaction was recorded as a recapitalization of PPI.

     On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Photogen, Inc. was separated from Photogen Technologies, Inc. in a non-prorata split-off to some of its shareholders. The assets of Photogen, Inc. consisted primarily of the equipment and intangibles related to its therapeutic activity and were recorded at their fair value. The majority shareholders of Valley were also the majority shareholders of Provectus. Valley had no revenues prior to the transaction with the Company. By acquiring Valley, the Company acquired its intellectual property, including issued U.S. patents and patentable inventions.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


     Prior to the acquisition of Valley, the Company was considered to be, and continues to be, in the development stage and has not generated any revenues from the assets acquired.

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2004 are 955,000 warrants, 1,525,000 options and 2,274,558 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 20,000 warrants. Included in the weighted average number of common shares outstanding are 111,765 shares committed to be issued but not outstanding at March 31, 2004.

5.   EQUITY TRANSACTIONS

     (a) At December 31, 2003, the Company was committed to issue 341,606 shares to consultants in exchange for services rendered. In January 2004, all of these shares were issued. In January 2004, the Company also issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. At March 31, 2004 the full value of these shares of $62,500 has been classified as prepaid consulting expense as it represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable.

     (b) In December 2003, the Company commenced an offering for sale of restricted common stock. In the first quarter 2004, the Company sold 1,867,490 shares of restricted common stock under this offering at an average gross price of $1.18 per share and received net proceeds of $788,653. The Company has also recorded a stock subscription receivable of $41,192 for stock subscriptions prior to March 31, 2004 for which payment was received subsequent to March 31, 2004. The Company has engaged a placement agent to assist in the offering. Costs related to the placement agent for proceeds received in the first quarter 2004 of $1,410,256 have been off-set against the gross proceeds of $2,198,909 and therefore are reflected as a direct reduction of equity at March 31, 2004. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restriction under rule 144 for an additional year.

6. Stock-based Compensation

     On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over three years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at March 31, 2004.

     For stock options granted to employees during the first quarter of 2004, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

                                                                      2004
       ------------------------------------------------------------------------

       Weighted average fair value per options granted              $ 1.10

       Significant assumptions (weighted average)
          Risk-free interest rate at grant date                       2.0%
          Expected stock price volatility                             150%
          Expected option life (years)                                 10

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $3,903 of expense was recorded for the three months ended March 31, 2004. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                               Three Months        Three Months
                                                   Ended               Ended
                                                  March 31,           March 31,
                                                    2004                2003
  ------------------------------------------------------------------------------
  Net loss, as reported                  $     (1,159,556)    $        (992,684)
  Add stock based employee compensation
    expense included in reported net loss           3,903                     -
 Less total stock-based employee                 (283,438)
    compensation expense determined under
    the fair value based method for all
    awards
-------------------------------------------------------------------------------
Pro forma net loss                      $      (1,439,091)    $        (992,684)
--------------------------------------------------------------------------------
Basic and diluted loss per common
  share, as reported                                (0.09)    $           (0.11)

Basic and diluted loss per common
  share, pro forma                                  (0.12)    $           (0.11)


The following table summarizes the options granted, exercised and outstanding as of March 31, 2004.

                                                                                                      Weighted
                                                                                 Exercise              Average
                                                                                 Price Per             Exercise
                                                               Shares              Share                Price
---------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                              356,250          $0.26 - $0.60             $0.40

Granted                                                     1,200,000                  $1.10             $1.10
Exercised                                                           -                      -                 -
Forfeited                                                    (31,250)          $0.26 - $0.32             $0.30
---------------------------------------------------------------------------------------------------------------

Outstanding at March 31, 2004                               1,525,000          $0.32 - $1.10             $0.95
---------------------------------------------------------------------------------------------------------------

Options exercisable at
    March 31, 2004                                            381,250          $0.32 - $1.10             $0.85
---------------------------------------------------------------------------------------------------------------

7.   REVENUE RECOGNITION

The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

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

     Our technologies are in early stages of development. We have not generated material revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. At critical junctures during 2003 we obtained $40,000 in additional funding, amounting to $149,000 in total, through loans from Eric A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major shareholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and full resumption of research programs for new research initiatives that are currently delayed.

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

PLAN OF OPERATION

     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both short-term profitability and long-term growth. In 2004, through careful control of expenditures, increasing sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.

     In the short term, we intend to develop our business by marketing, manufacturing, and distributing our existing OTC products, principally GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration of prescription drugs and medical devices. Additionally, we intend to restart our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

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

Cash Flow

     As of March 31, 2004, we held $452,229 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs until the end of August 2004. We already have begun to reduce our expenditure rate by delaying some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful either in increasing sales of OTC products or in reducing expenditures. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our short-term and long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but we cannot assure you that we will be able to obtain such funds.

Capital Resources

     As noted above, our present cash flow is not sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes, much less to meet our longer-term needs for investment in our business through execution of the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2004 will come from the proceeds of private placements or public offerings of debt or equity securities. We are currently in discussions with multiple funding sources and feel confident adequate operating funding and development funding will result. While we believe that we have reasonable basis for our expectation that we will be able to raise additional funds, we cannot give you any assurance that we will be able to do so on commercially reasonable terms. In addition, any such financing may result in significant dilution to shareholders.

Market Outlook

     Our products are divided into three classes:

     o    OTC products addressing the skincare markets;

     o Prescription pharmaceuticals addressing the dermatology and oncology markets; and

     o    Medical devices

     Our estimates of the size of the markets for each of these three product classes are set forth in the following table:

                                                       Approximate Annual Value
                                                      of Sales in U.S. Market(1)
    Product Area                                                (millions)
    ------------

    OTC Products

       Personal hygiene(2)............................         $         100

       Disposable glove care(3).......................                 1,200

       Acne (all grades)(4)...........................                 1,300

    Prescription Pharmaceuticals

       Psoriasis(5)...................................                 1,500

       Liver, breast and prostate cancer(6)...........                 2,000

    Medical Devices

       Medical device systems(7)......................                 1,600
--------------------

     (1) Our  estimates  of market  size are  based on  relevant  technical  and
scientific   literature,    published   market   analyses,   and   analysis   of
publicly-available sales data for products currently directed at these markets.

     (2) Company Profile Report: GOJO Industries Inc, D&B, April 22, 2004 and GOJO Company Facts from GOJO Industries website, April 22, 2004.

     (3) "Anxiety Spreads Love of Gloves," USA Today, February 28, 2002; and "Kimberly-Clark Completes Acquisition of Safeskin Corporation," company press release dated February 8, 2000.

     (4) Abstract in: Berson et al., "Current concepts in the treatment of acne: report from a clinical roundtable," Cutis. 72 (2003) 5-13; and Figure 1 in: "US Prescription Dermatology Pharms - Anti-Acne Mkt," Frost & Sullivan, October 31, 1996.

     (5) Zanolli, in Principles and Practice of Dermatology, 1996, p. 341; C . Camisa, Handbook of Psoriasis, 1998, p. 5; and Ho et al., Goldman Sachs Global Equity Research, "Healthcare: Biotechnology, Industry Overview," January 8, 2004, p. 56.

     (6) Cancer Facts & Figures 2004, American Cancer Society, p. 4; Ho et al., Goldman Sachs Global Equity Research, "Genentech Inc., Analyst Day Handbook," March 10, 2004, pp. 3, 20; Murphy et al., Goldman Sachs Global Equity Research, "Novartis, R&D Pipeline Analysis," September 8, 2003, p. 39; Ho et al., Goldman Sachs Global Equity Research, "Genentech Inc., Analyst Day Handbook," March 10, 2004, p. 15; and Form 10-K, Bristol-Myers Squibb, March 15, 2004, p. 5.

     (7) Medical Laser Report, Vol. 14, No. 1, January 2000, p. 1; "Skin Rejuvenation" in Form 10-K, Candela Corporation, September 26, 2003, p. 7; and Laser Hair Removal Market Study, Medical Insight, Inc. May 2000, p. 24.

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management's current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading "Risk Factors" and elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2004. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of March 31, 2004, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     During the three months ended March 31, 2004, we did not sell any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than the following.

     In the first quarter of 2004, the Company issued 1,867,490 shares of our restricted common stock for net proceeds of $788,653. In December 2003, we commenced an offering for sale up to approximately $1 million of this restricted common stock. Net proceeds to us were initially expected to be approximately $400,000 to $600,000. We have since increased this offering amount to $3 million and have received proceeds of $1,122,317 as of March 31, 2004. If we are successful in selling the remaining shares, total net proceeds are expected to be approximately $1.2 million to $1.8 million. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. We have engaged a placement agent to assist us in the offering.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Quarterly Report on Form 10-QSB.

(b)  Reports on Form 8-K.

     None.

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

Date:    May 17, 2004

                                  EXHIBIT INDEX

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

 Exhibit No.                     Description
------------                     -----------

   10.14 Settlement Agreement dated as of June 16, 2003 among Kelly Adams, Justeene Blankenship, Nicholas Julian, and Pacific Management Services, Inc.; and Provectus and Xantech, incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated June 16, 2003, as filed with the SEC on June 26, 2003.
   10.15 Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation, a Delaware corporation, and Provectus, incorporated herein by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed with the SEC on August 14, 2003.
   31.1+ Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 17, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.
   31.2+       Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification),   dated  May 17,  2004,  executed  by  Peter  R.
               Culpepper, Chief Financial Officer of the Company.
   32.1+ Certification Pursuant to 18 U.S.C.ss. 1350 (Section 906 Certification), dated August 14, 2003, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.
-------------------------------------

          * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

          **   Management compensation contract or plan.

          +    Filed herewith.