Form 10KSB/A
period 2003-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-07-19
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB


                                 Amendment No. 1
                                ----------------


(Mark One)

[  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934

     For the fiscal year ended December 31, 2003; OR

[  ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

          For the transition period from __________ to _______________

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                            90-0031917
----------------------------------------         -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee              37931
-----------------------------------------------------        -------------------
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for the most recent fiscal year were $0.

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

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents

                                                                            Page
                                                                            ----

Part I.........................................................................1

     Item 1.    Description of Business........................................1
         History...............................................................1
         Description Of Business...............................................1
         Intellectual Property.................................................7
         Competition...........................................................8
         Federal Regulation of Therapeutic Products............................9
         Personnel............................................................11
         Available Information................................................12
     Item 2.    Description of Property.......................................13
     Item 3.    Legal Proceedings.............................................13
     Item 4.    Submission of Matters to a Vote of Security Holders...........13

Part II.......................................................................14

     Item 5.    Market for Common Equity and Related Stockholder Matters......14

     Item 6.    Management's Discussion and Analysis or Plan of Operation.....16
         Going Concern........................................................16
         Plan of Operation....................................................17

     Item 7.    Financial Statements..........................................22
         Forward-Looking Statements...........................................23
         Risk Factors.........................................................23

     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................30

     Item 8A.    Controls and Procedures......................................30

Part III......................................................................31
     Item 9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act....31

     Item 10.   Executive Compensation........................................31

     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................31

     Item 12.   Certain Relationships and Related Transactions................31

     Item 13.   Exhibits, List and Reports on Form 8-K........................31

     Item 14.   Principal Accountant Fees and Services........................32

Signatures....................................................................33

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

     On November 19, 2002, we acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging our subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Valley had minimal operations and had no revenues prior to the transaction with the Company. By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, with which we intend to develop:

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


     Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. For example, the active pharmaceutical ingredient (API) in our ethical products is already approved for other medical uses by the FDA and has a long history of safety for use in humans. This use of known APIs for novel uses and in novel formulations minimizes potential adverse concerns from the FDA, since considerable safety data on the API is available (either in the public domain or via license or other agreements with third parties holding such information). In similar fashion, our OTC products are based on established APIs and, when possible, utilize formulations (such as aerosol or cream formulations) that have an established precedent. (For more information on compliance issues, see "Federal Regulation of Therapeutic Products" below.) In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of safe, consumer-friendly products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.


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

Intellectual Property

Patents

     We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

        U.S. Patent No.                   Title                          Issue Date            Expiration Date
        ---------------                   -----                          ----------            ----------------
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

         6,519,076        Methods and apparatus for optical imaging     February 11, 2003      October 30, 2016

        U.S. Patent No.                   Title                          Issue Date            Expiration Date
        ---------------                   -----                          ----------            ----------------
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

Material Transfer Agreement


     We have entered into a Material Transfer Agreement dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as "SPAH", the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. We refer to this agreement in this report as the "Material Transfer Agreement." Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. The Material Transfer Agreement covers four U.S. patents that cover biological material manufacturing technologies (i.e., biotech related). The Material Transfer Agreement continues indefinitely, unless SPAH terminates it by giving us notice or determines that it does not wish to secure from us a license for our technologies. The Material Transfer Agreement can also be terminated by either of us in the event the other party breaches the agreement and does not cure the breach within 30 days of notice from the other party. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.


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

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.


Market Information and Holders

     Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2002:

         2002                                                            High                 Low
         ----                                                            ----                 ---
         First Quarter (January 1 to March 31)                           $2.60               $0.02
         Second Quarter (April 1 to June 30)                            $10.01               $0.30
         Third Quarter (July 1 to September 30)                          $1.05               $0.12
         Fourth Quarter (October 1 to December 31)                       $0.55               $0.07

         2003
         First Quarter (January 1 to March 31)                           $0.60               $0.26
         Second Quarter (April 1 to June 30)                            $ 1.01               $0.21
         Third Quarter (July 1 to September 30)                          $0.60               $0.20
         Fourth Quarter (October 1 to December 31)                       $2.00               $0.22

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

     5. Pursuant to Consulting Agreements dated September 2, 2003 between us, Phil Baker, George Matin and Bruce Cosgrove, we issued 200,000 shares of common stock and 100,000 warrants to each of Mssrs. Baker, Matin and Cosgrove as consideration for their agreement to provide consulting services
                                       15
          to us. The warrants provide for the purchase of our common shares at any time prior to September 2, 2008 at a price of $0.75 per share. As of the close of business on August 29, 2003, the last day on which a trade was reported prior to the execution of the agreements with Mssrs. Baker, Matin and Cosgrove, the value of our common stock was $0.31 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

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

     7. In December 2003, we commenced an offering for sale up to approximately $1 million of our restricted common stock. Net proceeds to us were initially expected to be approximately $400,000 to $600,000. We have since increased this offering amount to $2 million and have received proceeds of $967,750 as of March 15, 2004 and have sold a total of 2,228,769 shares in this offering. We engaged a placement agent to assist us in the offering. Placement agent fees and related expenses totaled $1,446,607 as of March 15, 2004. If we are successful in selling the remaining shares, total net proceeds are expected to be approximately $1.0 million to $1.6 million. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year.

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


     Our technologies are in early stages of development. We have not generated material revenues from sales or operations and we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. At critical junctures during 2003 we obtained $40,000 in additional funding through loans from Eric A. Wachter, our Vice President - Pharmaceuticals, a member of our Board of Directors, and a major shareholder. These funds allowed us to complete our planned corporate reorganization and acquisitions, complete initial production runs for several of our OTC products, and maintain our facilities and intellectual property portfolio. As of December 31, 2003, we have borrowed a total of $149,000 from Dr. Wachter, including $109,000 borrowed in 2002. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and full resumption of research programs for new research initiatives that are currently delayed.


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

          o    Prescription   pharmaceuticals  addressing  the  dermatology  and
               oncology markets; and

          o    Medical devices

     Our estimates of the size of the markets for each of these three product classes are set forth in the following table:

                                                                             Approximate Annual Value
                  Product Area                                                of Sales in U.S. Market
                  ------------                                               ------------------------
                                                                                      (millions)
                  OTC Products

                       Personal hygiene..................................         $         100

                       Disposable glove care.............................                   100

                       Acne (all grades).................................                 1,000

                  Prescription Pharmaceuticals

                       Psoriasis.........................................                 1,500

                       Liver, breast and prostate cancer.................                 1,000

                  Medical Devices

                       Medical device systems............................                   250

     Our estimates of market size are based on relevant technical and scientific literature, published market analyses, and analysis of publicly-available sales data for products currently directed at these markets described below.

     Personal hygiene


     The market for hand sanitizers is fragmented among several major competitors, including GOJO Industries, 3M, Steris, and Ecolab. The retail market is dominated by PurellTM, the lead product of GOJO Industries of Akron, OH, a privately-held company specializing in hand cleaning products. According to a recent market analysis by D&B, GOJO posted sales of $83 million in 2003. See Company Profile Report: GOJO Industries Inc, D&B, April 22, 2004. We believe that approximately 2/3 of this comprised sales of PurellTM (i.e., ca. $55 million). See GOJO Company Facts from GOJO Industries website, April 22, 2004. Assuming that PurellTM represents approximately 50% of total hand sanitizer sales in the U.S., it is clear that the market for personal hygiene products such as hand sanitizers exceeds $100 million annually.


     Disposable glove care


     According to USA Today, approximately 27 billion pairs of disposable gloves were sold in the U.S. in 2002, representing a $3 billion dollar worldwide industry. See "Anxiety Spreads Love of Gloves," USA Today, February 28, 2002. See "Kimberly-Clark Completes Acquisition of Safeskin Corporation," company press release dated February 8, 2000.We believe that sales of companion glove care products comprise a market opportunity at least 40% of this size, representing a U.S. market in excess of $1.2 billion annually.

     Acne (all grades)

     Acne affects an estimated 17 million people in the U.S. at any given time. See abstract in: Berson et al., "Current concepts in the treatment of acne: report from a clinical roundtable," Cutis. 72 (2003) 5-13. Frost & Sullivan have estimated the U.S. prescription acne care market at approximately $1.3 billion in 2003. See Figure 1 in: "US Prescription Dermatology Pharms - Anti-Acne Mkt," Frost & Sullivan, October 31, 1996. We believe that the diverse and highly fragmented OTC acne care market is approximately equivalent in size, representing an opportunity in excess of $1.3 billion annually.

     Prescription Pharmaceuticals

     Psoriasis

     Approximately 2.5 million psoriasis patients are treated annually in the U.S., with an annual expenditure of $1.5 billion for treatment in the mid-1990's. See p. 341,in Zanolli, Principles and Practice of Dermatology, 1996, and p. 5, C . Camisa, Handbook of Psoriasis, 1998. More recent estimates project a $2-3 billion market for new therapies (such as Amevive, manufactured by Biogen) comprising several multi-hundred-million dollar products. See p. 56, Ho et al., Goldman Sachs Global Equity Research, "Healthcare: Biotechnology, Industry Overview," January 8, 2004. We therefore conclude that the U.S. market opportunity for prescription products used for treating psoriasis currently exceeds $1.5 B.

     Liver, breast and prostate cancer

     These prominent cancers will number, in total, approximately 466,000 new cases in the U.S. during 2004. See p. 4, Cancer Facts & Figures 2004, American Cancer Society. While no comprehensive market analysis is available for pharmaceutical products addressing treatment of liver, breast and prostate cancers, it is possible to estimate this market upon examination of similar oncology markets.

          o Avastin (manufactured by Genentech and approved in the U.S. in February 2004 as a first-line therapy for colorectal cancer, CRC) is expected to post sales in excess of $780 million in 2005. See pp. 3, 20, Ho et al., Goldman Sachs Global Equity Research, "Genentech Inc., Analyst Day Handbook," March 10, 2004. The wholesale cost of Avastin has been set at $2,200 per vial, which translates to ca. $40,000 per patient. According to the American Cancer Society, there are approximately 147,000 new cases of CRC per year in the U.S. Thus, sales of $780 million represents capture of 13% of the CRC market.

          o Gleevec (manufactured by Novartis) is used to treat patients with chronic myeloid leukemia (CML). Sales are estimated at $1.5 billion in 2004. See p. 39, Murphy et al., Goldman Sachs Global Equity Research, "Novartis, R&D Pipeline Analysis," September 8, 2003. According to the American Cancer Society, there are ca. 30,600 new cases of leukemia per year in the U.S., which implies a wholesale price of about $20,000 per patient.

          o Rituxan (manufactured by Genentech) is used to treat patients with non-Hodgkin Lymphoma (nHL). Sales are estimated to approach $1.6 billion in the U.S. in 2004. See p. 15, Ho et al., Goldman Sachs Global Equity Research, "Genentech Inc., Analyst Day Handbook," March 10, 2004. According to the American Cancer Society, there are an estimated 53,400 new cases of nHL per year in the US, which implies a wholesale price of about $20,600 per patient.


          o Taxol (manufactured by Bristol-Myers Squibb) posted sales of $934 million in 2003. See p. 5, Form 10-K, Bristol-Myers Squibb, March 15, 2004. Taxol is used for treatment of breast cancer (an estimated 217,000 new cases in U.S. in 2004). The average U.S. Medicare reimbursement price/dose for taxol is approximately $1,800. Note that these sales numbers for Taxol do not include sales by generic competitors in the U.S., who were allowed to compete with Bristol-Myers Squibb starting in January 2002.


     Thus, it is clear that the market for anti-neoplastic agents supports multiple drugs with combined sales well in excess of $4.8 billion. Based on these data, we believe that the U.S. market for agents targeting cancers of the liver, breast and prostate (which together comprise approximately 34% of all cancers) exceeds $2 billion annually.

     Medical Devices

     Medical device systems


     This market area comprises two sectors: cosmetic treatments, such as non-ablative wrinkle reduction, elimination of spider veins and other cosmetic blemishes, and laser hair reduction; and therapeutic uses, including activation of certain of our light-activated drugs. Additional areas include non-surgical destruction of skin cancers and removal of unwanted moles and other hyperpigmented features. The U.S. medical laser market exceeded $1.6 billion in 2000, while the market for wrinkle reduction; See p. 1, Medical Laser Report, Vol. 14, No. 1, January 2000; See p. 7, "Skin Rejuvenation" in Form 10-K, Candela Corporation, September 26, 2003, and hair reduction; and see p. 24:
Laser Hair Removal Market Study, Medical Insight, Inc. May 2000. systems alone is currently in excess of $100 million annually.


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

Equity Transactions



     From time to time we enter into consulting agreements with various providers. The nature of the consulting services include overall business strategy, the development and support of over-the-counter distribution agreements, general business development, public relations and investor relations.


     In 2003, we issued 764,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January, 35,000 shares issued in March and 700,000 shares issued in October. Consulting costs charged to operations were $95,133. At December 31, 2003, $144,667 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable.


     In November and December 2003, we committed to issue 341,606 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $49,517. At December 31, 2003, $231,983 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable.


     We apply the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In January 2003, we issued 25,000 warrants to a consultant for services rendered. In February 2003, we issued 360,000 warrants to a consultant 180,000 of which were fully vested and non-forfeitable at the issuance and the remaining 180,000 warrants were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, we issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, we issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants ranged from $0.20 to $0.24. Consulting costs charged to operations were $101,312. At December 31, 2003, $44,167 has been classified as prepaid consulting expense as this amount represents payments for services to be provided in the future. The prepaid consulting expense relates to warrants which are fully vested and non-forfeitable.

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

     We currently have $1,674,959 in debt, net of a debt discount of $499,675 and $100,021 of accrued interest on our balance sheet, consisting of $1,025,959 in principal and $88,000 in accrued but unpaid interest owed to Gryffindor pursuant to the Note; $500,000 in principal and $4,590 in accrued interest owed to the holders of our debentures and $149,000 in principal and $7,431 in accrued interest owed to Dr. Wachter. The amounts due to Gryffindor and to the holders of are debentures are due in November 2004 and the amounts due to Dr. Wachter are due in 2009. Because of the convertible nature of the debt owed to Gryffindor and to the holders of the convertible debentures, we may not have to repay this debt if the debt is converted into shares of our common stock. However, we can not assure you that this debt will be converted into common stock and we may have to repay this indebtedness. We are trying to secure additional financing, but have not yet succeeded in doing so. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. If our cash flow and capital resources continue to be insufficient to fund our debt service obligations, we may be forced to reduce or delay planned acquisitions, expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. Additionally, our creditors could accelerate our payment obligations, commence foreclosure proceedings against our assets or force us into bankruptcy or liquidation. In such events, any proceeds may not be sufficient to pay off our creditors. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Except as set forth below, the information called for by this item with respect to our executive officers as of March 25, 2004 is furnished in Part I of this report under the heading Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 27, 2004, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Audit Committee Financial Expert

     We do not currently have an "audit committee financial expert," as defined under the rules of the SEC. Because the board of directors consists of only four members and our operations remain amenable to oversight by a limited number of directors, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We believe that all of the members of our board are qualified to serve as the committee and have the experience and knowledge to perform the duties required of the committee. We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

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

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to its annual report on From 10-KSB for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provectus Pharmaceuticals, Inc.


                                      By: /s/ H. Craig Dees
                                          --------------------------------------
                                          H. Craig Dees, Ph.D.
                                          Chief Executive Officer

Date:    July 19, 2004

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

     4.13 Shareholders' Agreement dated as of November 26, 2002 among Provectus, Gryffindor, H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust, incorporated herein by reference to
          Exhibit 4.12 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

     4.14 Warrant Agreement dated as of December 5, 2002 among Provectus, Avid Amiri and Daniel Urmann, incorporated herein by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.15 Form of Warrant issuable pursuant to the Warrant Agreement, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 5, 2002, as filed with the SEC on December 20, 2002.

     4.16 Promissory Note of the Company dated December 31, 2002, issued to Eric A. Wachter, incorporated herein by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003.

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

   10.16 Securities Purchase Agreement dated as of November 19, 2003 by and among the Company and the lenders named therein, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004

   21.1   List of Subsidiaries.

   23.1   Consent of BDO Seidman, LLP.

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