Form 10QSB
period 2004-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2004-08-16
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004

OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to _______________

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                     90-0031917
----------------------------------         -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN              37931
---------------------------------------------         ----------------
  (Address of Principal Executive Offices)               (Zip Code)

                                  865/769-4011
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                 Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of August 13, 2004 was 15,361,042.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Part I

ITEM 1.  FINANCIAL STATEMENTS

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                             June 30, 2004                 2003
------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)             (Audited)

Assets

Current Assets

     Cash                                                                  $       109,693    $         164,145
     Stock subscription receivable                                                 668,667               87,875
     Deferred Loan Costs, net of amortization of $170,530 and $19,569                    -              150,961
     Inventory                                                                      67,930               72,578
     Prepaid expenses and other current assets                                      20,567               26,227
     Prepaid consulting expense                                                    177,716              420,817
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                             1,044,573              922,603
------------------------------------------------------------------------------------------------------------------

Equipment and Furnishings, less accumulated depreciation of
     $337,269 and $244,760                                                          29,302              121,415

Patents, net of amortization of $1,855,696 and $1,281,770                       18,181,865           18,755,791

Other Assets                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,282,740    $      19,826,809
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities
     Accounts payable - trade                                              $        80,034    $         100,640
     Accrued compensation                                                          183,750              352,500
     Accrued expenses                                                              125,735               57,549
     Accrued interest                                                              222,695              100,021
     Short-term convertible debt, net of debt discount of
     $-0- and $442,623                                                             333,333               57,377
     Current maturities of long-term convertible debt, net of debt
     discount of $25,405 and $57,052                                             1,000,553              968,907
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        1,946,100            1,636,994
------------------------------------------------------------------------------------------------------------------

Loan From Stockholder                                                              149,000              149,000

Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized; 14,111,002 and 10,867,509 shares issued and
         outstanding, respectively                                                  14,111               10,868
     Paid-in capital                                                            30,527,580           28,783,747
     Deficit accumulated during the development stage                          (13,354,051)         (10,753,800)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      17,187,640           18,040,815
------------------------------------------------------------------------------------------------------------------

                                                                           $    19,282,740    $      19,826,809
------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three              Three              Six                 Six             Cumulative
                                    Months Ended       Months Ended       Months Ended        Months Ended         Through
                                    June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003      June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                     (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Operating Income
     Net OTC Product Revenue      $            301                  -   $           941                        $           941
     Net Medical Device Revenue                  -                  -            13,125                    -            13,125

Operating Expenses
     Research and development     $        246,185   $         80,503   $       434,139    $         236,286   $     1,209,777
     General and administrative            332,540            435,425           816,218              947,342         9,321,414
     Amortization                          286,963            286,964           573,926              573,927         1,855,695
---------------------------------------------------------------------------------------------------------------------------------

Total operating loss                      (865,387)          (802,892)       (1,810,217)          (1,757,555)      (12,372,820)

Gain on sale of fixed assets                     -             55,000                 -               55,000            55,000

Loss on extinguishment of debt            (100,519)                 -          (100,519)                   -          (100,519)

Net interest (expense) income             (474,789)           (38,230)         (689,515)             (76,251)         (935,712)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                 $     (1,440,695)  $       (786,122)  $    (2,600,251)   $      (1,778,806)  $   (13,354,051)
---------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per
  Common Share                               (0.11)             (0.08)            (0.20)               (0.19)
---------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
         Outstanding -
         Basic and Diluted              13,714,234          9,487,689        12,977,703            9,470,033
---------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Common Stock
                                                                 ---------------------------------
                                                                   Number                       Paid-in   Accumulated
                                                                 of Shares       Par Value      Capital      Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at January 17, 2002                                             -     $      -     $         -   $        -     $        -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      20,547,935            -     20,548,435
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,805,556)    (5,805,556)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      27,102,406   (7,121,754)    19,990,076

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,632,046)    (3,632,046)

                                                                ----------     --------    -----------  ------------  -------------
Balance, at December 31, 2003                               $   10,867,509   $   10,868   $ 28,783,747  $(10,753,800) $  18,040,815

     Issuance of stock for services                                351,606          352         11,148             -         11,500
     Issuance of warrants for services                                   -            -         18,800             -         18,800
     Exercise of warrants                                           10,000           10          4,990             -          5,000
     Stock to be issued for services                                     -            -         62,500             -         62,500
     Employee compensation from stock options                            -            -          7,806             -          7,806
     Issuance of stock pursuant to Regulation S                  2,437,443        2,437        790,700             -        793,137
     Issuance of stock pursuant to Regulation D                    444,444          444        847,889             -        848,334
     Net loss for the six months ended
         June 30, 2004                                                   -            -              -    (2,600,251)    (2,600,251)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2004                                   $   14,111,002     $ 14,111    $30,527,580 $ (13,354,051)   $17,187,640
-----------------------------------------------------------------------------------------------------------------------------------


                See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLICATED STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                                 Accounts from
                                                            Six                  Six               January 17,
                                                        Months Ended          Months Ended            2002
                                                        June 30, 2004        June 30, 2003        (Inception)
--------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)           (Unaudited)        (Unaudited)
Cash Flows From Operating Activities
     Net loss                                        $       (2,600,251)   $      (1,778,806)  $     (13,354,051)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                            92,508              137,861             360,269
         Amortization of patents                                573,926              573,927           1,855,695
         Amortization of original issue discount                474,269               31,313             601,181
         Amortization of prepaid consulting expense             305,601                                  305,601
         Amortization of deferred loan costs                    150,961                    -             170,530
         Compensation through issuance of stock
              options                                             7,806               27,506              42,465
         Compensation through issuance of
              stock                                                   -                    -             932,000
         Issuance of stock for services                          11,500               22,800           5,660,150
         Issuance of warrants for services                       18,800               57,177             120,112
         Gain on sale of fixed asset                                  -              (55,000)            (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                    5,660               14,605             (20,567)
              Inventory                                           4,648              (72,135)            (67,930)
         Increase (decrease) in liabilities
              Accounts payable                                  (20,607)             130,065              76,388
              Accrued expenses                                  (97,890)              25,389             412,180
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                        (1,073,069)            (885,298)         (2,960,977)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                -              180,000             180,000
     Capital expenditures                                          (395)              (3,301)             (3,696)
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                (395)             176,699             176,304
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                             -                    -             149,000
     Proceeds from convertible debt                                   -               25,959           1,525,959
     Proceeds from sale of common stock                       1,180,679                    -           1,498,151
     Proceeds from exercise of warrants                           5,000                    -               5,453
     Cash paid for deferred loan costs                                -                    -             (69,530)
     Payment on convertible debt                               (166,667)                   -            (166,667)
     Purchase and retirement of common stock                          -                    -             (48,000)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                     1,019,012               25,959           2,894,366
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                                                                                                       Cumulative
                                                                                                      Accounts from
                                                              Six                     Six              January 17,
                                                           Months Ended            Months Ended          2002
                                                          June 30, 2004           June 30, 2003        (Inception)
--------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)          (Unaudited)        (Unaudited)

NET CHANGE IN CASH                                   $          (54,452)   $        (682,640)  $         109,693

Cash, at beginning of period                         $          164,145    $         717,833   $               -
--------------------------------------------------------------------------------------------------------------------

Cash, at end of period                               $          109,693    $          35,193   $         109,693
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing
and Financing Activities
     June 30, 2004
      Issuance of stock for services of $11,500,
        issuance of warrants for services of
        $18,800, and commitment to issue stock
        for prepaid services of $62,500
      Accrual of $119,999 for stock issuance
        costs off-set against gross proceeds
        from sale of common stock
      Stock subscription receivable recorded of
        $668,667
      June 30, 2003
        Warrants issued to consultants for prepaid services of $84,174




                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.   GOING CONCERN

     At December 31, 2003, there was doubt regarding the Company's ability to continue as a going concern considering the lack of working capital required to develop its products and develop sales and distribution channels for its products. The accompanying financial statements as of December 31, 2003 have been prepared assuming the Company will continue as a going concern. The December 31, 2003 financial statements do not include any adjustments to reflect the possible future effects on the recoverbility and classification of assets and amounts and classifications of liabilities that might result from any outcome different from this expectation.

     At June 30, 2004, as a result of the subsequent financing transaction described in Note 8, there is no longer doubt regarding the Company's ability to continue as a going concern.

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

     On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation ("PPI"). On April 23, 2002, an Agreement and Plan or reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical. As a result, Provectus Pharmaceuticals, Inc. issued 6,680,000 shares of common stock in exchange for all of the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly owned subsidiary of Provectus. This transaction was recorded as a recapitalization of PPI.

     On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Photogen, Inc. was separated from Photogen Technologies, Inc. in a non-pro rata split-off to some of its shareholders. The assets of Photogen, Inc. consisted primarily of the equipment and intangibles related to its therapeutic activity and were recorded at their fair value. The majority shareholders of Valley were also the majority shareholders of Provectus. Valley had no revenues prior to the transaction with the Company. By acquiring Valley, the Company acquired its intellectual property, including issued U.S. patents and patentable inventions.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2004 are 2,308,333 warrants, 1,725,000 options and 1,624,802 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 20,000 warrants. Included in the weighted average number of common shares outstanding are 1,065,520 shares committed to be issued but not outstanding at June 30, 2004.

5.   EQUITY TRANSACTIONS

     (a) At December 31, 2003, the Company was committed to issue 341,606 shares to consultants in exchange for services rendered. In January 2004, all of these shares were issued. In January 2004, the Company also issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. Consulting costs charged to operations were $62,500 of which $25,000 remains in prepaid consulting expense at June 30, 2004 as it represents payments for services to be provided in the future. The shares are fully vested and non-forfeitable. In May 2004, the Company issued 20,000 warrants to consultants in exchange for services. Consulting costs charged to operations for these warrants were $18,800.

     (b) In 2004, the Company sold 2,437,443 shares of restricted common stok under this offering of which 1,867,490 shares were issued in the first quarter 2004 and 569,953 were issued in the second quarter 2004. Shares were sold during 2004 at an average gross price of $0.98 per share with net proceeds of $793,137. Costs related to the placement agent for proceeds received in 2004 of $1,588,302 have been off-set against gross proceeds of $2,381,439. The transaction is a Regulations S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restriction under rule 144 for an additional year.

     (c) On June 25, 2004, the Company entered into an agreement to sell 1,333,333 shares of common stock at a purchase price of $.75 per share for an aggregate purchase price of $1,000,000. Payments are to be received in three equal installments on June 25, 2004, July 16, 2004 and August 9, 2004. As of June 30, 2004, the first installment was received and 444,444 shares of stock were issued. A stock subscription receivable of $666,667 was recorded as of June 30, 2004 for the last two payments, as all the cash was received prior to the filing of the 10-QSB. Stock issuance costs of $151,666 have been off-set against the proceeds received of which $119,900 was accrued at June 30, 2004 as it relates to the installments to be received after June 30, 2004. Stock issuance costs consists of $65,000 in cash and 66,667 shares of common stock with a fair market value of $86,666. In conjunction with the sale of the common stock, the Company issued 1,333,333 warrants with an exercise price of $1.00 and a termination date of three years from the installment payment dates. In addition, the Company has given the investors an option to purchase 1,333,333 shares of additional stock including the attachment of warrants under the same terms as the original agreement. This option expires six months after the last installment date.

     In conjunction with the June 25, 2004 transaction, the Company entered into a redemption agreement for its $500,000 short-term convertible debt. Payments on the convertible debt are to be made in three equal installments which corresponded to the common stock issuance dates noted above. Payment of the debt is contingent on receiving the payments from the sale of the common stock. As all installment payments for the sale of common stock were received prior to the filing of the 10-QSB, the full redemption of the convertible debt has been recorded as of June 30, 2004. As a result, the debt discount previously recorded on the convertible debt and the deferred loan costs were fully amortized and recorded as additional interest expense of $172,378 as of June 30, 2004. In addition to principal payments, the redemption payments include accrued interest and a premium payment of $100,519. This premium payment has been recorded as loss on extinguishment of debt as of June 30, 2004. As of June 30, 2004, principal payments of $166,667 were made and an accrual of $67,013 has been recorded for the remaining premium paid subsequent to June 30, 2004.

6.   STOCK-BASED COMPENSATION

     On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over 3 years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance and all options are outstanding at June 30, 2004.

     On May 27, 2004, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2004. On June 28, 2004, the Company issued 100,000 stock options to an employee. The options vest over four years with 25,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2004.

     For stock options granted to the Board of Directors and the employee during the second quarter of 2004, the Company has estimated the fair value of each option granted using the Black-Scholes pricing model with the following assumptions:

                                                                      2004
--------------------------------------------------------------------------------

Weighted average fair value per options granted -               $     0.95
Board  of Directors
Weighted average fair value per options granted -               $     1.25
employee

Significant assumptions (weighted average)
         Risk-free interest rate at grant date                        2.0 %
         Expected stock price volatility                              150 %
         Expected option life (years)                                  10

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $7,806 of expense was recorded for the six months ended June 30, 2004. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                             Three Months       Three Months         Six Months           Six Months
                                                 Ended                Ended             Ended               Ended
                                             June 30, 2004      June 30, 2003      June 30, 2004          June 30, 2003
-----------------------------------------------------------------------------------------------------------------------

Net loss, as reported                     $  (1,440,695)        $  (786,122)      $  (2,600,251)      $  (1,778,806)
Add stock-based employee compensation
  expense included in reported net loss           3,903              27,506               7,806              27,506
Less total stock-based employee
  compensation expense determined under
  the fair value based method for all
  awards                                       (217,187)            (57,200)           (500,625)            (57,200)
-----------------------------------------------------------------------------------------------------------------------
Pro forma net loss                        $  (1,653,979)        $  (815,816)      $  (3,093,070)      $  (1,808,500)
-----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common
  share, as reported                              (0.11)           (0.08)                 (0.20)      $       (0.19)

Basic and diluted loss per common
  share, pro forma                                (0.12)           (0.08)                 (0.24)      $       (0.19)

The following table summarizes the options granted, exercised and outstanding as of June 30, 2004.

                                                                                                          Weighted
                                                                            Exercise                       Average
                                                                            Price Per                     Exercise
                                               Shares                         Share                         Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2003                 356,250             $ 0.26   -    $   0.60               $    0.40
Granted                                        1,400,000             $ 0.95   -    $   1.25               $    1.10
Exercised                                              -                  -               -                     -
Forfeited                                        (31,250)            $ 0.26   -    $   0.32               $    0.30
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2004                   1,725,000             $ 0.32   -    $   1.25               $    0.97
----------------------------------------------------------------------------------------------------------------------
Options exercisable at
  June 30, 2004                                  562,500             $ 0.32   -    $   1.10               $    0.84
----------------------------------------------------------------------------------------------------------------------

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


7.     REVENUE RECOGNITION

     The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

8.   SUBSEQUENT EVENTS

     (a) On August 9, 2004 the Company completed the redemption in full of its outstanding long-term convertible debt.

     (b) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time over the next two years. The facility is subject to having in effect a registration statement covering the shares. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and the Company may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 240,000 shares of common stock to Cornell as commitment shares.

     (c) Pursuant to a Securities Purchase Agreement between the Company and Cornell dated July 28, 2004 (the "Debenture SPA"), the Company issued a Secured Convertible Debenture (the "Debenture") to Cornell at an original principal amount of $375,000. The Debenture bears interest at 8% per annum. The Debenture is due and payable in full on July 28, 2007. At the Company's option, the entire principal amount and all accrued interest may be paid in either cash or in shares of common stock at a price per share defined in the Debenture SPA. Pursuant to the Debenture SPA, the Company has also agreed to issue a second secured convertible debenture on the same terms as the Debenture, on the date that the Company files a registration statement for the shares underlying both debentures.

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

CAPITAL STRUCTURE

     Our ability to continue as a going concern has become reasonably assured due to our financing in June and July 2004. However, our ongoing operations continue to be dependent upon our ability to raise capital.

     We plan to implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and full resumption of research programs for new research initiatives.

     We intend to proceed as rapidly as possible with the development of OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through licensing of our existing intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to revenues from OTC product sales, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

     Our current plans include continuing to operate with our four employees during the immediate future, but we anticipate adding some part-time employees during the next year. Our current plans also include minimal purchases of new property, plant and equipment, and significantly increased research and development.

PLAN OF OPERATION

     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2004, through careful control of expenditures, increasing sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.

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

CASH FLOW

     As of August 10, 2004, we held approximately $250,000 in cash. At our current cash expenditure rate, this amount in addition to proceeds expected from our July 2004 financing will be sufficient to meet our needs. We already have begun to increase our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful in increasing sales of OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes. Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2004 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see Notes 5(c) and 8 of the notes to our financial statements included in this report.

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

     (2) Company Profile Report: GOJO Industries, Inc., D&B, April 22, 2004 and GOJO Company Facts from GOJO Industries website, April 22, 2004.

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

     (5) Zanolli, in Principles and Practice of Dermatology, 1996, p. 341; C. Camisa, Handbook of Psoriasis, 1998, p. 5; and Ho et al., Goldman Sachs Global Equity Research, "Healthcare: Biotechnology, Industry Overview," January 8, 2004, p. 56.

     (6) Cancer Facts & Figures 2004, American Cancer Society, p. 4; Ho et al., Goldman Sachs Global Equity Research, "Genentech, Inc., Analyst Day Handbook," March 10, 2004, pp. 3, 20; Murphy et al., Goldman Sachs Global Equity Research, "Novartis, R&D Pipeline Analysis," September 8, 2003, p. 39; Ho et al., Goldman Sachs Global Equity Research, "Genentech, Inc., Analyst Day Handbook," March 10, 2004, p. 15; and Form 10-K, Bristol-Meyers Squibb, March 15, 2004, p. 5.

     (7) Medical Laser Report, Vol. 14, No. 1, January 2000, p. 1; "Skin Rejuvenation" in Form 10-K, Candela Corporation, September 26, 2003, p. 7; and Laser Hair Removal Market Study, Medial Insight, Inc., May 2000, p. 24.

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

     Breast Cancer. The American Cancer Society estimates that approximately 205,000 new cases of invasive breast cancer, and over 54,000 new cases of in situ breast cancer, occurred in the U.S. in 2002, leading to approximately 40,000 deaths. Current treatments (lumpectomy, mastectomy, removal of regional lymph nodes, radiation therapy, chemotherapy, and hormone therapy) are expensive and associated with unacceptable side effects. While five-year survival rates are excellent for localized tumors (96%), this rate drops to 21% once distant metastasis has occurred. This illustrates that surgical excision and standard adjuvant treatments (such as chemotherapy and radiation) are ineffective at eliminating metastatic cells that have migrated from the primary treatment site. New, minimally invasive treatment modalities for breast cancer may have broad applicability to this therapeutic market estimated at well over $1 billion.

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management's current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading "Risk Factors" and elsewhere in our Annual Report on Form 10-KSB for the year ended December 31, 2003. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

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

Item 3.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of June 30, 2004, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     In December 2003, the Company commenced an offering for the sale of restricted common stock. In the second quarter 2004, the Company sold 245,462 shares of restricted common stock under this offering at an average gross price of $1.09 per share and received net proceeds of $90,360. The Company has also recorded a stock subscription receivable of $2,000 for stock subscriptions prior to June 30, 2004 for which payment was received subsequent to June 30, 2004. The Company has engaged a placement agent to assist in the offering. Costs related to the placement agent for proceeds received in the second quarter 2004 of $178,047 have been off-set against the gross proceeds of $268,407 and therefore are reflected as a direct reduction of equity at June 30, 2004. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restriction under rule 144 for an additional year. We have engaged a placement agent to assist us in the offering.

Recent Sales of Unregistered Securities.

Pursuant to a Securities Purchase Agreement between us and A.I. International Corporate Holdings, Ltd. ("A.I."), American Equity Consulting Services, Inc. ("American Equity") and Castlerigg Master Investments, Ltd. ("Castlerigg") dated June 25, 2004 (the "Common Stock SPA"), we have issued 1,333,333 shares of common stock at a purchase price of $.75 per share, for an aggregate purchase price of $1 million. In addition, we have issued warrants on the following terms:

        Investor            Number of Shares         Exercise Price           Issue Date          Termination Date
        --------            ----------------         --------------           ----------          ----------------
       A.I.                      222,222                 $1.00               June 25, 2004          June 25, 2009
       Castlerigg                222,222                 $1.00               June 25, 2004          June 25, 2009
       A.I.                      148,148                 $1.00               July 16, 2004          July 16, 2009
       Castlerigg                148,148                 $1.00               July 16, 2004          July 16, 2009
       Castlerigg                148,148                 $1.00               August 5, 2004         August 5, 2009
       Castlerigg                444,444                 $1.00               August 9, 2004         August 9, 2009

A.I. and Castlerigg have an option to purchase an additional 1,333,333 shares of common stock on the same terms and conditions described above, including the attachment of warrants. We have paid $50,000 and we will issue 66,667 shares of restricted common stock to Baker Consulting, Inc. as compensation for its broker services. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Section 4(2) of the Securities Act, based upon the fact that the offer and sale of the securities was made to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between us and Cornell Capital Partners, L.P. ("Cornell"), we may, at our discretion, issue shares of common stock to Cornell at any time over the next two years. The facility is subject to having in effect a registration statement covering the shares. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and we may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, we issued 240,000 shares of common stock to Cornell as commitment shares. In addition, we issued 10,000 shares of common stock to Newbridge Securities Corporation ("Newbridge") as compensation for its services as placement agent. We also paid $10,000 in structuring fees to Cornell. We believe that this offering was exempt from the registration requirements of the Securities Act by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell and Newbridge are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.

Pursuant to a Securities Purchase Agreement between us and Cornell dated July 28, 2004 (the "Debenture SPA"), we issued a Secured Convertible Debenture (the "Debenture") to Cornell at an original principal amount of $375,000. The Debenture bears interest at 8% per annum. The Debenture is due and payable in full on July 28, 2007. At our option, the entire principal amount and all accrued interest may be paid in either cash or in shares of common stock, at a price per share equal to the lesser of (a) $1.82 (the "Fixed Price") or (b) an amount equal to 80% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, L.P., during the 5 trading days immediately preceding the conversion date. We may redeem a portion or all of the outstanding Debenture at any time with 3 business days advance written notice, at a price that is 110% of the amount redeemed plus accrued interest; provided that if on the date that we provide notice of redemption the price of the common stock is greater than the Fixed Price, the redemption price will be 120% of the amount redeemed plus accrued interest. We have agreed, pursuant to the Debenture SPA, to issue a second secured convertible debenture (the "Second Debenture"), on the same terms as the Debenture, on the date that we file a registration statement with the Securities and Exchange Commission to register the shares underlying the Debenture and the Second Debenture. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the Debenture satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell is financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         An annual meeting was held on May 27, 2004, at which the following directors were elected:
                                                           Withhold
                                       For                Authority
                                   ------------         ------------

        H. Craig Dees                7,931,372                300

        Eric Wachter                 7,931,272                400

        Timothy D. Scott             7,931,272                400

        Stuart R. Fuchs              7,931,372                300

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          21.0 List of Subsidiaries

          31.1 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 16, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

          31.2 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 16, 2004, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

          32. Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 16, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROVECTUS PHARMACEUTICALS, INC.


                                      By:/s/ H. Craig Dees, Ph.D.
                                         ---------------------------------------
                                         H. Craig Dees, Ph.D.
                                         Chief Executive Officer

Date:    August 16, 2004

                                  EXHIBIT INDEX

----------------    ------------------------------------------------------------
Exhibit No.                     Description
----------------    ------------------------------------------------------------

     21.1           List of Subsidiaries

----------------    ------------------------------------------------------------
     31.1           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification),  dated  August  16,  2004,  executed  by  H.
                    Craig Dees, Ph.D., Chief Executive Officer of the Company.
----------------    ------------------------------------------------------------
     31.2           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification),  dated  August  16,  2004, executed by Peter
                    R. Culpepper, Chief Financial Officer of the Company.
----------------    ------------------------------------------------------------
     32.            Certification  Pursuant to 18 U.S.C.  ss. 1350  (Section 906
                    Certification),  dated  August  16,  2004,  executed  by  H.
                    Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the
                    Company.