Form 10KSB/A
period 2002-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------


                                   FORM 10-KSB
                                 Amendment No. 2


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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents
                                                                            Page
                                                                           -----
Part I........................................................ ................1

     Item 1.    Description of Business........................................1

                History........................................................1
                Description Of Business........................................2
                Intellectual Property..........................................7
                Competition....................................................8
                Federal Regulation of Therapeutic Products.....................9
                Personnel.....................................................11
                Available Information.........................................12

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

     Item 7.    Financial Statements..........................................17
                Forward-Looking Statements....................................17
                Risk Factors..................................................17

     Item 8.    Changes in and Disagreements with  Accounting and
                Financial Disclosure..........................................22

Part III......................................................................22

     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act...........................................22

     Item 10.   Executive Compensation........................................22

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters................22

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

     Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a portfolio of patented, patentable, and proprietary technologies that support multiple products in the prescription drug, medical device and OTC products categories (including patented technologies for: (a) treatment of cancer; (b) novel therapeutic medical devices; (c) enhancing contrast in medical imaging;
(d) improving signal processing during biomedical imaging; and (e) enhancing production of biotechnology products). Our prescription drug products encompass the areas of dermatology and oncology and involve several types of small molecule-based drugs. Our medical device systems include therapeutic and cosmetic lasers, while our OTC products address markets primarily involving skincare applications. Because our prescription drug candidates and medical device systems are in the early stages of development, they are not on the market yet and there is no assurance that they will advance to the point of commercialization.

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

     7. On December 5, 2002, the Company issued an aggregate of 25,000 shares of common stock to the former owners of Pure-ific as consideration for the acquisition of the Pure-ific assets. As of the close of business on December 5, 2002, the value of our common stock was $0.50 per share. In addition to the shares issued at closing, the Company will issue the former owners of Pure-ific warrants entitling them to purchase an aggregate of 80,000 shares of common stock at an exercise price of $0.50 per share (the closing price of our common stock on December 5, 2002) upon (i) the achievement of certain targets for sales of Pure-ific personal sanitizing sprays; and (ii) December 5, 2003, 2004 and 2005. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a limited number of purchasers i a transaction not involving any general solicitation or general advertising.

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

         Research and development costs comprising the total of $50,714 for 2002 include lab expense of $250, insurance of $2,244, legal of $1,374, payroll of $38,996, and rent and utilities of $7,850.

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

                                  PROVECTUS PHARMACEUTICALS, INC.


                                  By: /s/ H. Craig Dees, Ph.D.
                                     ------------------------------------------
                                      H. Craig Dees, Ph.D.
                                      Chief Executive Officer


Date:    October 7, 2004




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                         Title                          Date
    ---------                         -----                          -----


/s/ H. Craig Dees        Chief Executive Officer (principal    October 7, 2004
----------------------   executive officer)
H. Craig Dees, Ph.D.


/s/ Peter R. Culpepper   Chief Financial Officer (principal    October 7, 2004
----------------------   financial officer and principal
Peter R. Culpepper       accounting officer)

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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                 Consolidated Statement of Shareholders' Equity


------------------------------------------------------------------------------------------------------------------------------------
                                                                Common Stock
                                                           ------------------------
                                                           Number of                        Paid-in     Accumulated
                                                              Shares       Par Value        Capital         Deficit         Total
--------------------------------------------------------------------   -------------   ------------    --------------   ------------

Balance, at January 17, 2002                                       -    $          -   $          -   $            -     $        -

     Issuance to founding shareholders                     6,000,000           6,000         (6,000)               -              -
     Sale of stock                                            50,000              50         24,950                -         25,000
     Issuance of stock to employees                          510,000             510        931,490                -        932,000
     Issuance of stock for services                          120,000             120        359,880                -        360,000
     Net loss for the period from January 17, 2002(inception)
        to April 23, 2002 (date of reverse merger)                -               -              -        (1,316,198)    (1,316,198)
                                                           ---------    ------------   ------------    --------------   ------------

Balance, at April 23, 2002                                 6,680,000           6,680      1,310,320       (1,316,198)           802

     Shares issued in reverse merger                         265,763             266         (3,911)               -         (3,645)
     Issuance of stock for services                        1,900,000           1,900      5,142,100                -      5,144,000
     Purchase and retirement of stock                       (400,000)           (400)       (47,600)               -        (48,000)
     Stock issued for acquisition of Valley                  500,007
Pharmaceuticals                                                                  500     20,547,935                -     20,548,435
     Exercise of warrants                                    452,919             453              -                -            453
     Warrants issued in connection with convertible debt           -               -        126,587                -        126,587
     Stock and warrants issued for acquisition of             25,000
Pure-ific                                                                         25         26,975                -         27,000
     Net loss for the period from April 23, 2002 (date of
        reverse merger) to December 31, 2002                       -               -              -       (5,805,556)    (5,805,556)
                                                           ---------    ------------   ------------     --------------  ------------

Balance, at December 31, 2002                              9,423,689    $      9,424   $ 27,102,406   $   (7,121,754)  $ 19,990,076
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

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)


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

     4.2+ Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor").

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

     4.6 Stock Pledge Agreement dated as of November 26, 2002 between the Company and Gryffindor, incorporated herein by reference to
               Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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

     10.6      Letter  Agreement  dated June 7, 2002 between  Provectus and Nace
               Pharma, LLC,   incorporated  herein  by  reference  to Exhibit
               10.6 to the Company's Annual Report on Form 10-KSB/A dated December 31, 2003, as filed with the SEC on October 7, 2004.

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

    21.1+      List of  Subsidiaries.

    23.1+      Consent of BDO Seidman,  LLP.

    31.1++     Certification   Pursuant   to    Rule   13a-14(a)   (Section  302
               Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

    31.2++     Certification   Pursuant   to    Rule   13a-14(a)   (Section  302
               Certification), dated October 7, 2004, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

    32.1++ Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

-----------------------------

     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

     **       Management compensation contract or plan.

     +        Previously filed.

     ++       Filed herewith.

                                                                    Exhibit 31.1

                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification

     I, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Provectus Pharmaceuticals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

          (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and.

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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

Date:    October 7, 2004
                                               /s/ H. Craig Dees
                                              ----------------------------------
                                              H. Craig Dees, Ph.D.
                                              Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification


     I,  Peter  R.  Culpepper,   the  Chief   Financial   Officer  of  Provectus
Pharmaceuticals, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Provectus Pharmaceuticals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

          (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and.

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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

Date:    October 7, 2004
                                             /s/ Peter R. Culpepper
                                            ------------------------------------
                                            Peter R. Culpepper
                                            Chief Financial Officer

                                                                    Exhibit 32.1



                  Certification Pursuant to 18 U.S.C. ss. 1350
                           Section 906 Certifications



     Pursuant to 18 U.S.C. ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), and Peter R. Culpepper, the Chief Financial Officer of the Company, hereby certify that:

1. The Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     This Certification is signed on October 7, 2004.



                                            /s/ H. Craig Dees
                                           -------------------------------------
                                           H. Craig Dees, Ph.D.
                                           Chief Executive Officer
                                           Provectus Pharmaceuticals,Inc.



                                            /s/ Peter R. Culpepper
                                           -------------------------------------
                                           Peter R. Culpepper
                                           Chief Financial Officer
                                           Provectus Pharmaceuticals, Inc.