Form 10QSB/A
period 2003-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                                 Amendment No. 1

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

   Item 2.    Management's Discussion and Analysis or Plan of Operation........8
       Overview................................................................8
       Going Concern..........................................................10
       Plan of Operation......................................................11
       Forward-Looking Statements.............................................11

   Item 3.    Controls and Procedures.........................................12

Part II Other Information.....................................................13

   Item 1.    Legal Proceedings...............................................13

   Item 2.    Changes in Securities and Use of Proceeds.......................13

   Item 3.    Defaults Upon Senior Securities.................................15

   Item 4.    Submission of Matters to a Vote of Security Holders.............15

   Item 5.    Other Information...............................................15

   Item 6.    Exhibits and Reports on Form 8-K................................15

Signatures....................................................................16

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

                         Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                    Common Stock
                                                        ------------------------------
                                                           Number of                        Paid-in     Accumulated
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

     Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a suite of core technologies that support multiple products in the prescription drug, medical device and OTC products categories. Our prescription drug products encompass the areas of dermatology and oncology and involve several types of drugs, including those produced by advanced biotechnology methods. Our medical device systems include therapeutic and cosmetic lasers, while our OTC products address markets primarily involving skincare applications. Because our prescription drug candidates and medical device systems are in the early stages of development, they are not yet on the market and there is no assurance that they will advance to the point of commercialization.

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

     Our research and development costs comprising the total of $155,783 for the three months ending March 31, 2003 include depreciation expense $83,841, consulting of $14,888, office and other expense of $455, payroll of $47,011, rent and utilities of $8,400, and taxes and fees of $1,188.

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

                                         Provectus Pharmaceuticals, Inc.


                                         By: /s/H. Craig Dees
                                             ----------------------------
                                             H. Craig Dees, Ph.D.
                                             Chief Executive Officer

Date:    October 7, 2004

                                  Exhibit Index

 Exhibit No.                        Description

     3.2 Bylaws of Provectus Pharmaceuticals, Inc. (the "Company"), incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

   4.2.2 Letter Agreement dated January 31, 2003 between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.2.2 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

     4.3 Amended and Restated Convertible Secured Promissory Note of the Company dated January 31, 2003, issued to Gryffindor, incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

    4.17 Common Share Purchase Warrant dated January 29, 2003, issued to Investor-Gate.com ("Investor-Gate"), incorporated herein by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-KSB/A dated December 31, 2003, as filed with the SEC on October 7, 2004.

 10.11.1 Letter Agreement dated January 8, 2003 between the Company and Investor-Gate, incorporated herein by reference to Exhibit
               10.11.1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

 10.11.2 Termination Letter dated February 28, 2003 from the Company to Investor-Gate, incorporated herein by reference to Exhibit
               10.11.2 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

   10.12 Letter Agreement dated February 20, 2003 between the Company and SGI, incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

   10.13 Letter Agreement dated March 27, 2003 between the Company and Josephberg Grosz & Co., Inc., incorporated herein by reference to
               Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB dated March 31, 2003, as filed with the SEC on May 9, 2003.

   31.1+       Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

   31.2+       Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated October 7, 2004, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

   32.1+ Certification Pursuant to 18 U.S.C.ss. 1350 (Section 906 Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.


----------------------------------

       +   Filed herewith.

                                                                    Exhibit 31.1

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report.

     4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e) for the small business issuer and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.


Date:  October 7, 2004                            /s/ H. Craig Dees
                                                 ------------------------------
                                                 H. Craig Dees, Ph.D.
                                                 Chief Executive Officer

                                                                    Exhibit 31.2

                        Provectus Pharmaceuticals, Inc.

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report.

     4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e) for the small business issuer and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:  October 7, 2004                               /s/ Peter R. Culpepper
                                                     -----------------------
                                                     Peter R. Culpepper
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                        Provectus Pharmaceuticals, Inc.

                  Certification Pursuant to 18 U.S.C. ss. 1350*
                           Section 906 Certifications


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

     This Certification is signed on October 7, 2004.


                                          /s/ H. Craig Dees
                                         -------------------------------
                                         H. Craig Dees, Ph.D.
                                         Chief Executive Officer
                                         Provectus Pharmaceuticals, Inc.


                                          /s/ Peter R. Culpepper
                                         -------------------------------
                                         Peter R. Culpepper
                                         Chief Financial Officer
                                         Provectus Pharmaceuticals, Inc.



     A signed original of this written statement required by Section 906 has been provided to Provectus Pharmaceuticals, Inc. and will be retained by Provectus Pharmaceuticals, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.