Form 10QSB/A
period 2003-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

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

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATION.............................................7
         Overview..............................................................8
         Going Concern........................................................10
         Plan of Operation....................................................11
         Forward-Looking Statements...........................................11

     ITEM 3.    CONTROLS AND PROCEDURES.......................................12

PART II OTHER INFORMATION.....................................................13

     ITEM 1.    LEGAL PROCEEDINGS.............................................13

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................14

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................14

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS......................................................14

     ITEM 5.    OTHER INFORMATION.............................................16

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................16

SIGNATURES....................................................................17

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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------------

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

     Research and development costs in comprising the total of $80,503 for the three months ending June 30, 2003 include depreciation expense of $53,815, consulting of $11,535, insurance of $4,956, office and other expense of $373, payroll of $1,424, and rent and utilities of $8,400. Research and development costs comprising the total of $236,286 for the six months ending June 30, 2003 include depreciation expense of $137,656, consulting of $26,423, insurance of 4,956, office and other expense of $828, payroll of $48,435, rent and utilities of $16,800, and taxes and fees of $1,188.

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

                                                 Provectus Pharmaceuticals, Inc.


                                                 By: /s/ H. Craig Dees
                                                    ----------------------------
                                                     H. Craig Dees, Ph.D.
                                                     Chief Executive Officer

Date:    October 7, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   3.1 Restated Articles of Incorporation of Provectus Pharmaceuticals, Inc., a Nevada corporation ("Provectus"), incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB dated June 30, 2003 as filed with the SEC on August 14, 2003.

   10.2** Provectus Pharmaceuticals, Inc. Amended and Restated 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated June 30, 2003 as filed with the SEC on August 14, 2003.

   10.15*      Material  Transfer  Agreement  dated as of July 31, 2003  between
               Schering-Plough    Animal   Health   Corporation,    a   Delaware
               corporation, and Provectus, incorporated herein by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-KSB dated December 31, 2004 as filed with the SEC on October 7, 2004.

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

----------------------------------
     * Portions of the exhibits to this agreement have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

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