Form 10QSB/A
period 2003-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

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

     Item 2.    Management's Discussion and Analysis or Plan of Operation.....10

         Overview.............................................................10
         Going Concern........................................................12
         Plan of Operation....................................................13
         Forward-Looking Statements...........................................14

     Item 3.    Controls and Procedures.......................................14

Part II Other Information.....................................................15

     Item 1.    Legal Proceedings............................................ 15

     Item 2.    Changes in Securities and Use of Proceeds.....................15

     Item 3.    Defaults Upon Senior Securities...............................15

     Item 4.    Submission of Matters to a Vote of Security Holders...........15

     Item 5.    Other Information.............................................15

     Item 6.    Exhibits and Reports on Form 8-K..............................15

Signatures....................................................................16

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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      Consolidated Statements of Operations


                                                Three               Three              Nine               Nine        Cumulative
                                         Months Ended        Months Ended      Months Ended       Months Ended           Through
                                        September 30,       September 30,     September 30,      September 30,     September 30,
                                                 2003                2002              2003               2002              2003
-----------------------------------------------------------------------------------------------------------------------------------
                                          (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

Operating Expenses
     Research and development         $        95,084       $           -     $     331,370       $      1,000      $    382,084
     General and administrative               570,697              44,000         1,518,039          6,459,250         8,440,985
     Amortization                             286,964                   -           860,891                  -           994,807
-----------------------------------------------------------------------------------------------------------------------------------

Total operating loss                         (952,745)            (44,000)       (2,710,300)        (6,460,250)       (9,817,876)

Gain on sale of fixed assets                        -                   -            55,000                  -            55,000

Net interest (expense) income                 (38,507)                  -          (114,758)                52          (128,936)
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                     $      (991,252)      $     (44,000)    $  (2,770,058)      $ (6,460,198)     $ (9,891,812)
-----------------------------------------------------------------------------------------------------------------------------------


Basic and Diluted Loss Per Common
     Share                                      (0.10)              (0.01)            (0.29)             (0.84)
----------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
                Outstanding -                                                     9,553,591          7,645,685
             Basic and Diluted              9,721,022           8,645,763
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

     Research and development costs comprising the total of $95,084 for the three months ending September 30, 2003 include depreciation expense of $49,265, insurance of $5,197, payroll of $30,566, and rent and utilities of $10,056. Research and development costs comprising the total of $331,370 for the nine months ending September 30, 2003 include depreciation expense of $186,921, consulting of $26,423, insurance of $10,153, office and other expense of $828, payroll of $79,001, rent and utilities of $26,856, and taxes and fees of $1,188.

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

                                            Provectus Pharmaceuticals, Inc.


                                            By:/s/ H. Craig Dees, Ph.D.
                                              ----------------------------------
                                                H. Craig Dees, Ph.D.
                                                Chief Executive Officer

Date:    October 7, 2004

                                  EXHIBIT INDEX
                                  -------------

 Exhibit No.      Description
------------      -----------

   31.1+ Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

   31.2+ Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated October 7, 2004, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

   32.1+  Certification   Pursuant   to   18   U.S.C.ss.   1350   (Section   906
          Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.
---------------

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