Form 10KSB/A
period 2003-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB


                                 Amendment No. 2
                                ----------------


(Mark One)

[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934

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


     Documents incorporated by reference in Part III hereof: Proxy Statement for 2004 Annual Meeting of Stockholders

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents

                                                                            Page
                                                                            ----

Part I........................................................................1

     Item 1.    Description of Business.......................................1
         History..............................................................1
         Description Of Business..............................................1
         Intellectual Property................................................7
         Competition..........................................................9
         Federal Regulation of Therapeutic Products...........................9
         Personnel...........................................................12
         Available Information...............................................13
     Item 2.    Description of Property......................................13
     Item 3.    Legal Proceedings............................................13
     Item 4.    Submission of Matters to a Vote of Security Holders..........13

Part II......................................................................14

     Item 5.    Market for Common Equity and Related Stockholder Matters.....14

     Item 6.    Management's Discussion and Analysis or Plan of Operation....16
         Going Concern.......................................................16
         Plan of Operation...................................................17

     Item 7.    Financial Statements.........................................18
         Forward-Looking Statements..........................................19
         Risk Factors........................................................19

     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................26

     Item 8A.   Controls and Procedures......................................26

Part III.....................................................................27

     Item 9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act...27

     Item 10.   Executive Compensation.......................................27

     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...................27

     Item 12.   Certain Relationships and Related Transactions...............28

     Item 13.   Exhibits, List and Reports on Form 8-K.......................28

     Item 14.   Principal Accountant Fees and Services.......................28

Signatures...................................................................29

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

     Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. During 2003, we ran a pilot scale run at the manufacturer of GloveAid.

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

Pure-ific

     Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. We have determined the effectiveness of Pure-rific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain store) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting on-line sales of the antibacterial hand spray. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.

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

     We believe that Xantryl activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, Xantryl was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of "rebound" (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We are continuing the required Food and Drug Administration reporting to support the active Investigational New Drug application for Xantryl's Phase 2 clinical trials on psoriasis. The required reporting includes the publication of results regarding the multiple treatment scenario of the active ingredient in Xantryl. We expect to conduct Phase 2 studies in the near future, in which we expect to assess the potential for remission of the disease using a regimen of weekly treatments similar to those used for PUVA.

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

Oncology

     Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003, we have been working toward completion of the extensive scientific and medical materials necessary for filing an Investigational New Drug application for Provecta in anticipation of beginning Phase 1 clinical trials for breast and liver cancer.

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

     Photoactivation. Our clinical tests of Xantryl for dermatology have, up to the present, utilized a number of commercially available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for Xantryl; access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatologic treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipate that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturer.

     Melanoma. A high priority in our medical devices field is the development of a laser-based product for treatment of melanoma. We continue to conduct extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S. However, we believed that our extremely successful results could be extrapolated to treatment of primary melanomas of the skin, which have an incidence of over 52,000 new cases annually in the U.S. and a 13% five-year survival rate after metastasis of the tumor. We have performed similar laser treatments on large (averaging approximately 3 millimeters thick) cutaneous melanoma tumors implanted in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment. Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. From these results, we believe that a device for laser treatment of primary melanomas of the skin and eye is nearly ready for human studies. We anticipate partnering with a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see "Federal Regulation of Therapeutic Products" below.

Research and Development

     While we continue to actively develop projects that are product directed, we have placed research activities for new product initiatives on hold as we attempt to conserve available capital and achieve full capitalization of our company through equity and convertible debt offerings, generation of product revenues, and other means. All ongoing research and development activities are directed toward supporting our OTC product launches, our current product development and maintaining our intellectual property portfolio. We are maintaining our research facilities in anticipation of a resumption of our research programs for new product initiatives.

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

Intellectual Property

Patents

     We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:


      U.S. Patent No.                     Title                          Issue Date            Expiration Date
      ---------------                     -----                          ----------            ---------------

         5,829,448        Method for improved selectivity in            November 3, 1998       October 30, 2016
                          photo-activation of molecular agents

         5,832,931        Method for improved selectivity in            November 10, 1998      October 30, 2016
                          photo-activation and detection of
                          molecular diagnostic agents

         5,998,597        Method for improved selectivity in            December 7, 1999       October 30, 2016
                          photo-activation of molecular agents


      U.S. Patent No.                     Title                          Issue Date            Expiration Date
      ---------------                     -----                          ----------            ---------------

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

     5. Pursuant to Consulting Agreements dated September 2, 2003 between us, Phil Baker, George Matin and Bruce Cosgrove, we issued 200,000 shares of common stock and 100,000 warrants to each of Mssrs. Baker, Matin and Cosgrove as consideration for their agreement to provide consulting services to us. The warrants provide for the purchase of our common shares at any time prior to September 2, 2008 at a price of $0.75 per share. As of the close of business on August 29, 2003, the last day on which a trade was reported prior to the execution of the agreements with Mssrs. Baker, Matin and Cosgrove, the value of our common stock was $0.31 per share. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the sale of these shares to a single purchaser in a transaction not involving any general solicitation or general advertising.

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. The research and development costs comprising a total of $724,924 incurred in 2003, included depreciation expense of $218,082, consulting of $49,198, lab expense of $12,800, insurance of $10,153, legal expense of $130,271, office and other expense of $2,008, payroll of $252,042, rent and utilities of $38,057, and taxes and fees of $12,313. Research and development costs comprising a total of $50,714 for 2002 include lab expense of $250, insurance of $2,244, legal of $1,374, payroll of $38,996, and rent and utilities of $7,850.


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

     Report of Independent Registered Public Accounting Firm             F-1

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

     Notes to Consolidated Financial Statements                          F-8

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

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 2 to its annual report on From 10-KSB for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provectus Pharmaceuticals, Inc.


                                      By: /s/ H. Craig Dees
                                          --------------------------------------
                                          H. Craig Dees,  Ph.D.
                                          Chief Executive Officer

Date:    October 7, 2004

Report of Independent Registered Public Accounting Firm


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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported accumulated losses of $10,221,449, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8, the consolidated financial statements have been restated to reflect the effect of a change in the valuation of the Company's patents upon their acquisition.


/s/ BDO Seidman, LLP


Chicago, Illinois
March 12, 2004, except for Note 8 which is as of September 29, 2004

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                           Consolidated Balance Sheets

                                                                                        Restated          Restated
                                                                                        (Note 8)          (Note 8)
                                                                                        December 31,      December 31,
                                                                                        2003              2002
------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
     Cash                                                                       $         164,145  $      717,833
     Prepaid expenses                                                                      26,227          35,481
     Inventory                                                                             72,578               -
     Stock subscription receivable (Note 4)                                                87,875               -
     Deferred loan costs (net of amortization of $19,569 (Note 6))                        150,961               -
     Prepaid consulting expense (Note 4)                                                  420,817               -

                                                                                ---------------------------------

Total Current Assets                                                                      922,603         753,314

Equipment and Furnishings, less accumulated depreciation of $244,760 and
     $39,446 (Note 1)                                                                     121,415         471,429

Patents, net of amortization of $749,417 and $78,297 (Notes 1 and 2)                   10,966,028      11,637,148

Other Assets                                                                               27,000          27,000
                                                                                ---------------------------------

                                                                                $      12,037,046  $   12,888,891
                                                                                =================================

Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable - trade                                                   $         100,640  $       98,874
     Accrued compensation                                                                 352,500          19,781
     Accrued expenses                                                                      57,549          50,000
     Accrued interest                                                                     100,021           8,000
     Short-term convertible debt (net of debt discount of $442,623 (Note 6))               57,377               -
     Current maturities of long-term convertible debt (net of debt discount
         of $57,052 (Note 6))                                                             968,907               -

                                                                                ---------------------------------

Total Current Liabilities                                                               1,636,994         176,655

Loan From Shareholder (Note 7)                                                            149,000         109,000

Convertible Debt (net of debt discount of $120,344 (Note 6))                                    -         879,656

Shareholders' Equity (Notes 2, 4, 5, and 6)
     Common stock; par value $.001 per share; 100,000,000 shares authorized;
         10,867,509 and 9,423,689 shares issued and outstanding, respectively              10,868           9,424
     Paid-in capital                                                                   20,461,632      18,780,291
     Deficit accumulated during the development stage                                 (10,221,448)     (7,066,135)
                                                                                ---------------------------------
Total Shareholders' Equity                                                             10,251,052      11,723,580

                                                                                ---------------------------------

                                                                                $      12,037,046  $   12,888,891
                                                                                =================================

                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Operations

                                                                           Restated            Restated             Restated
                                                                           (Note 8)            (Note 8)             (Note 8)
                                                                                                                    Cumulative
                                                                                             For the Period        Amounts from
                                                                                            January 17, 2002     January 17, 2002
                                                                           Year Ended        (inception) to      (inception) to
                                                                          December 31,        December 31,         December 31,
                                                                             2003               2002                  2003
----------------------------------------------------------             ---------------      ---------------     -----------------

Operating Expenses
     Research and development                                          $      724,924       $       50,714      $        775,638
     General and administrative (including noncash stock
         and warrant compensation of $280,621 in 2003 and
         $6,436,000 in 2002)                                                1,582,250            6,922,946             8,505,196
     Amortization of patents                                                  671,120               78,297               749,417
                                                                       ---------------      ---------------     -----------------

Total operating loss                                                       (2,978,294)          (7,051,957)          (10,030,251)

Gain on sale of fixed assets                                                   55,000                    -                55,000

Interest expense                                                             (232,019)             (14,178)             (246,197)
                                                                       ---------------      ---------------     -----------------

Net Loss Applicable to Common Shareholders                             $   (3,155,313)      $   (7,066,135)     $    (10,221,448)
                                                                       ===============      ===============     =================

Basic and Diluted Loss Per Common Share                                $        (0.33)      $        (0.89)
                                                                       ===============      ===============
Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                                        9,706,064            7,981,876
                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                 Consolidated Statements of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Common Stock
                                                                 ------------------------
                                                                  Number of                   Paid-in     Accumulated
                                                                   Shares       Par Value     Capital       Deficit         Total
                                                                 ----------    ----------   -----------   ----------    ------------

Balance, at January 17, 2002                                             -     $      -     $         -   $        -    $         -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      12,225,820            -     12,226,320
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,749,937)    (5,749,937)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      18,780,291   (7,066,135)    11,723,580




                                                                        Common Stock
                                                                 --------------------------
                                                                  Number of                   Paid-in     Accumulated
                                                                    Shares     Par Value      Capital       Deficit         Total
                                                                 ---------     ---------    -----------  ------------ --------------

Balance, at December 31, 2002                                    9,423,689     $  9,424     $18,780,291  $(7,066,135) $  11,723,580

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,155,313)    (3,155,313)

                                                                ----------     ---------    -----------  ------------  -------------

Balance, at December 31, 2003                                   10,867,509     $ 10,868     $20,461,632  ($10,221,448) $ 10,251,052
                                                                ==========     =========    ===========  ============  =============

                 See accompanying notes to financial statements.

                         Provectus Pharmaceuticals, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows

                                                                   Restated                 Restated               Restated
                                                                   (Note 8)                 (Note 8)               (Note 8)
                                                                                                                  Cumulative
                                                                                          For the Period         Amounts from
                                                                                         January 17, 2002      January 17, 2002
                                                                   Year Ended             (inception) to        (inception) to
                                                                December 31, 2003        December 31, 2002     December 31, 2003
                                                                -----------------        -----------------     -----------------

Cash Flows From Operating Activities
     Net loss                                                   $ (3,155,313)            $ (7,066,135)         $(10,221,448)
     Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation                                                228,315                   39,446               267,761
         Amortization of patents                                     671,120                   78,297               749,417
         Amortization of original issue discount                     120,669                    6,243               126,912
         Amortization of deferred loan costs                          19,569                        -                19,569
         Compensation through issuance of stock                            -                  932,000               932,000
         Compensation through issuance of stock options               34,659                        -                34,659
         Issuance of stock for services                              144,650                5,504,000             5,648,650
         Issuances of warrants for services                          101,312                        -               101,312
         Gain on sale of fixed assets                                (55,000)                       -               (55,000)
         (Increase) decrease in assets net of acquisitions
            Prepaid expenses                                           9,254                  (35,481)              (26,227)
            Inventory                                                (72,578)                       -               (72,578)
         Increase (decrease) in liabilities
            Accounts payable                                           1,766                   95,229                96,995
            Accrued expenses                                         432,289                   77,781               510,070
                                                                  -----------            -------------           -----------
Net cash used in operating activities                             (1,519,288)                (368,620)           (1,887,908)
                                                                  -----------            -------------           -----------
Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                               180,000                        -               180,000
     Capital expenditures                                             (3,301)                       -                (3,301)

                                                                  -----------           --------------           -----------
Net cash provided by investing activities                            176,699                        -               176,699
                                                                  -----------           --------------           -----------
Cash Flows From Financing Activities
     Proceeds from loans from shareholder                             40,000                  109,000               149,000
     Proceeds from convertible debt                                  525,959                1,000,000             1,525,959
     Proceeds from sale of common stock                              292,472                   25,000               317,472
     Proceeds from exercise of warrants                                    -                      453                   453
     Cash paid for deferred loan costs                               (69,530)                       -               (69,530)
     Purchase and retirement of common stock                               -                  (48,000)              (48,000)
                                                                  -----------          ---------------           -----------
Net cash provided by financing activities                            788,901                1,086,453             1,875,354
                                                                  -----------          ---------------           -----------

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
                                                                    =================        =================    ==================

Supplemental Schedule of Noncash Investing and Financing
     Activities
     2003
         Issuance or commitment to issue stock and warrants for prepaid services of $666,779.
         Stock  subscription   receivable  recorded  of  $87,875.
         Discount on convertible debt with warrants of
              $500,000.
         Deferred loan costs through the issuance of warrants
              of $101,000.
     2002
         Acquisition of Valley Pharmaceuticals, Inc. through
              the issuance of 500,007 shares of the
              Company's common stock.  The value of the
              assets purchased was $12,226,320.

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

     Patents at December 31, 2003 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 12-16 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

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

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:


                                                                  For the Period
                                                                January 17, 2002
                                                Year Ended          (inception)
                                               December 31,      to December 31,
                                                     2003                 2002
                                              ---------------    ---------------

  Net loss, as reported                       $    (3,155,313)   $  (7,066,135)
  Add stock-based employee compensation
      expense included in reported net loss            34,659                -
  Less total stock-based employee compensation
      expense determined under the fair
      value based method for all awards              (132,663)               -
                                              ----------------   ---------------

  Pro forma net loss                          $    (3,253,317)   $  (7,066,135)
                                              ================   ===============

  Basic and diluted loss per common share,
       as reported                           $        (0.33)    $        (0.89)


  Basic and diluted loss per common share,
       pro forma                              $       (0.34)    $        (0.89)



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

2.   Recapitalization and Merger.

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

     On November 19, 2002, the Company acquired Valley Pharmeceuticals, Inc, ("Valley") a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. Valley had no significant operations and had not generated any revenues. Valley was formed to hold certain intangible assets which were transferred from an entity which was majority owned by the shareholders of Valley. Those shareholders gave up their shares of the other company in exchange for the intangible assets in a non-pro rata split off. The intangible assets were valued based on the market price of the stock given up in the split-off. The shareholders of Valley also owned the majority of the shares of the Company at the time of the transaction. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $12,226,320 and included patents of $11,715,445 and equipment and furnishings of $510,875.

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

8.   Restatement

     During 2004, the Company restated its historical financial statements to revise the value of its patents acquired from Valley Pharmaceuticals, Inc. on November 19, 2002. During a detailed review of the accounting literature applicable to the valuation of the patents upon acquisition, the Company determined that the guidance under Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29") was more appropriate than the guidance under Statement of Financial Accounting Standard No. 141, "Business Combinations"("SFAS 141"), which had originally been used by the Company. Under SFAS 141, the Company used the date that the transaction was entered into to value the shares given up in exchange for the assets acquired compared to using the date the transaction was completed as required under APB 29. Under APB 29, the restated value of the patents upon acquisition is $11,715,445 compared to the $20,037,560 value initially used by the Company. The accompanying financial statements and notes reflect the restated amounts. The following tables detail the effects of the restatement:


                                                                  For the Period
                                                                January 17, 2002
                               Year Ended                       (inception) to
                               December 31, 2003                December 31, 2002
                               As                               As
                               Previously       As              Previously       As
                               Reported         Restated        Reported         Restated
Income Statement Data:
Amortization                    $   1,147,853    $     671,120   $     133,916    $      78,297
Total Operating Loss               (3,455,027)      (2,978,294)     (7,107,576)      (7,051,957)
Net Loss                           (3,632,046)      (3,155,313)     (7,121,754)      (7,066,135)
Basic and Diluted Loss
        Per Common Share                (0.37)           (0.33)          (0.89)           (0.89)

                                      At                                At
                               December 31, 2003                December 31, 2002
                               As                               As
                               Previously       As              Previously       As
                               Reported         Restated        Reported         Restated
Balance Sheet Data:
Patents, net of amortization       18,755,791       10,966,028      19,903,644       11,637,148
Total Assets                       19,826,809       12,037,046      21,155,387       12,888,891
Stockholders' Equity               18,040,815       10,251,052      19,990,076       11,723,580

                                  EXHIBIT INDEX

 Exhibit No.                       Description
------------                       -----------

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

  4.2.1+  Convertible  Secured   Promissory  Note and Warrant Purchase Agreement
          dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor").

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

     4.6+ Stock  Pledge  Agreement  dated as of November  26,  2002  between the
          Company and Gryffindor.

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

     4.17+Common  Share  Purchase  Warrant  dated  January 29,  2003,  issued to
          Investor-Gate.com.

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

    10.6+ Letter Agreement dated June 7, 2002 between Provectus and Nace Pharma,
          LLC.

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

10.15***+ Material  Transfer  Agreement  dated  as  of  July  31,  2003  between
          Schering-Plough Animal Health Corporation and Provectus, incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

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

   23.1   Consent of BDO Seidman, LLP.

   31.1+ Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

   31.2+ Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

     32+  Certification Pursuant to 18 U.S.C. ss. 1350.
--------------------------
     * The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.
     **   Management compensation contract or plan.
     *** Portions of the exhibits to this agreement have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.
     +    Filed herewith.

                                                                   Exhibit 4.2.1


                 Convertible Secured Promissory Note and Warrant
                               Purchase Agreement

     This CONVERTIBLE SECURED PROMISSORY NOTE AND WARRANT PURCHASE AGREEMENT (the "Agreement") is made as of the 26th day of November, 2002 by and among PROVECTUS PHARMACEUTICALS, INC., a Nevada corporation ("Provectus"), GRYFFINDOR CAPITAL PARTNERS I, L.L.C., a Delaware limited liability company ("Gryffindor") and Eric Wachter, The Eric A. Wachter 1998 Charitable Remainder Trust, Craig Dees, The Dees Family Foundation, Timothy C. Scott, The Scott Family Investment Limited Partnership, Walter Fisher, The Fisher Family Investment Limited Partnership, The Walt Fisher 1998 Charitable Remainder Trust, John T. Smolik and The Smolik Family LLP (the "Shareholders").

                                    RECITALS

     WHEREAS, Photogen Technologies, Inc. ("Technologies") and its wholly-owned subsidiary Photogen, Inc. ("Photogen") have been involved in two lines of businesses since May of 1997, namely the Therapeutic Business (defined in the Separation Agreement) and the Diagnostic Business (defined in the Separation Agreement);

     WHEREAS, the Shareholders are or were shareholders, directors and/or officers of Technologies and Photogen;

     WHEREAS, the Shareholders, Technologies and Photogen have entered into that certain Separation Agreement, dated as of July 29, 2002, a copy of which is attached hereto as Exhibit A (the "Separation Agreement"), pursuant to which the Shareholders obtained all of the capital stock of Photogen, which entity holds all of the rights, title and interests in and to the assets and other intellectual property rights described on Schedule 1 to this Agreement (the "Assets");

     WHEREAS, pursuant to the Separation Agreement, Technologies required that Photogen change its name to Valley Pharmaceuticals, Inc. ("Valley");

     WHEREAS, pursuant to (a) an Agreement and Plan of Reorganization dated as of November 15, 2002 among Provectus, Provectus Pharmaceuticals, Inc., a Tennessee corporation and the wholly owned subsidiary of Provectus (the "Subsidiary"), Valley and the Shareholders and (b) an Agreement and Plan of Merger dated as of November 15, 2002 among Provectus, the Subsidiary and Valley (collectively, the "Reorganization Agreement"), the following transactions took place: (i) the Subsidiary merged with and into Valley (the "Merger"), such that Valley became a wholly owned subsidiary of Provectus, (ii) Valley, as the surviving corporation in that merger, changed its name to Xantech Pharmaceuticals, Inc. ("Xantech"), and (iii) upon the Merger, by operation of law, Xantech, as a wholly owned subsidiary of Provectus, held all of the right, title and interest in and to the Assets;

     WHEREAS, based on such representation and the other representations made herein, Gryffindor and Provectus desire to enter into: (a) a convertible secured promissory note in the original principal amount of $1,000,000, a copy of which is attached hereto as Exhibit B (the "Note"), which Note shall be secured by, among other things, the Assets and the capital stock of Xantech, and (b) a warrant(s) to purchase shares of Provectus' common stock, a copy of which is attached hereto as Exhibit C (the "Warrant"), all in accordance with the terms and conditions set forth herein and in the Transaction Documents (defined in Section 2.02(i)).

     NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Gryffindor and Provectus hereby agree as follows:

                                    ARTICLE I
                                    ---------

                                   DEFINITIONS
                                   -----------

     1.01 Definitions. In addition to the terms defined elsewhere herein, when used herein, the following capitalized terms have the meanings indicated:

     "Act of Bankruptcy" means the occurrence of any of the following with respect to Provectus: (a) an assignment for the benefit of its creditors; (b) an admission in writing of its inability to pay its debts as they become due; (c) filing of a voluntary petition in bankruptcy; (d) an adjudication a bankruptcy or insolvency; (e) filing any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future applicable law pertinent to such circumstances; (f) filing any answer admitting or not contesting the material allegations of a bankruptcy, insolvency or similar petition filed against Provectus; (g) seeking or consenting to, or acquiescing in, the appointment of any trustee, receiver, or liquidator of Provectus; (h) 60 days elapse after the commencement of an action against Provectus seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future applicable law without such action being dismissed or without all orders or proceedings thereunder affecting the operations or the business of Provectus being stayed, or if a stay of any such order or proceedings is thereafter set aside and the action setting it aside is not timely appealed; or
(i) 60 days elapse after the appointment, without the consent or acquiescence of Provectus of any trustee, receiver or liquidator thereof or of all or any substantial part of the assets and properties of Provectus without such appointment being vacated.

     "Act of Dissolution" means the occurrence of any action initiating, or any event that results in, the dissolution, liquidation, winding-up or termination of Provectus.

     "Assets" means the assets and other intellectual property rights described on Schedule 1 to this Agreement.

     "Closing" means delivery by Provectus of the Note and Warrant in exchange for delivery by Gryffindor of the related purchase amount following satisfaction or waiver of all conditions precedent to Gryffindor's obligation to invest, as set forth in Section 2.02.

      "Financing Statements" means all UCC-1 Financing Statements delivered in connection with this Agreement and any other financing statement needed to perfect a security interest in Intellectual Property Rights (as defined in Section 3.14) in the U.S. Patent and Trademark Office.

     "GAAP" means the generally accepted accounting principles in the United States of America as in effect from time to time.

     "Governmental Authority(ies)" when used in the singular, means any federal, state or local governmental or quasi-governmental instrumentality, agency, board, commission or department or any regulatory agency, bureau, commission or authority and, when used in the plural, means all such entities.

     "Key Employees" means Eric A. Wachter, Ph.D, Craig Dees, Ph.D., and Timothy Scott, Ph.D.

     "Licenses"  means,   collectively,   all  rights,  licenses,   permits  and
authorizations now or hereafter issued by any Governmental Authority in connection with the operation or conduct of Provectus' Business.

     "Lien" means any pledge, hypothecation, assignment, deposit arrangement, lien, security interest, easement or encumbrance, or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any lease intended as security or any title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement perfecting a security interest under the Code or comparable law of any jurisdiction).

     "Material Adverse Effect" means, subject to any applicable cure or grace periods, a material adverse effect upon any of (a) the financial condition, operations, business or properties of Provectus or its Subsidiaries, (b) the ability of Provectus and its Subsidiaries to perform its material obligations under this Agreement or any of the Transaction Documents or (c) the legality, validity or enforceability of this Agreement, the Note, the Warrant or the other Transaction Documents.

     "Obligations"  means,   collectively,   all  of  Provectus'   indebtedness,
liabilities  and  obligations  arising  under this  Agreement,  the  Transaction

Documents and any renewals, modifications, and extensions thereof, including, but not limited to, the principal, interest, late charges and other sums due and owing under the Note.

     "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, limited liability partnership, institution, public benefit corporation, entity or government (whether Federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

     "Provectus'  Business"  means the  owning  and  operating  of the  business
currently  operated  by  Provectus  and  its  Subsidiaries  including,   without
limitation, the Therapeutic Business.

     "Provectus Constituent Documents" means, Provectus' and each of its Subsidiaries' certificate of incorporation, by-laws and all amendments and supplements thereto, together with good standing certificates from each jurisdiction in which Provectus and each of its Subsidiaries are required to maintain good standing issued by the Secretary of State of such jurisdiction no earlier than ten (10) calendar days prior to the Closing.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Shares" means the shares of capital stock of Provectus issuable upon conversion of the Note, exercise of the Warrant and the conversion of any other convertible security held by Gryffindor, its assigns or successors.

     "Subsidiary" means with respect to any Person, any corporation, association or other entity of which securities or other ownership interests representing more than twenty percent (20%) of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person. For the avoidance of doubt, the term "Subsidiary" shall include the Xantech Subsidiary.

     "Xantech Subsidiary" means the wholly-owned subsidiary of Provectus that contains the Therapeutic Business.

                                   ARTICLE II
                                   ----------

                       TERMS OF NOTE AND WARRANT PURCHASE
                       ----------------------------------

     2.01 The Closing. The purchase and sale of the Note and Warrant hereunder shall take place at a closing (the "Closing") on November 26, 2002 (the "Closing Date"). The Closing shall be held at the offices of Piper Rudnick, 203 N. LaSalle Street, Chicago, IL, at 10:00 a.m. Central Time on the Closing Date, or at such other time and place upon which Provectus and Gryffindor shall agree. If, at the Closing, any of the conditions specified in Section 2.02 shall not have been fulfilled, Gryffindor, at its election, shall be relieved of all of its obligations under this Agreement without thereby waiving any other rights it may have by reason of such failure or such non-fulfillment.

     2.02 Conditions Precedent To Gryffindor's Obligations. The obligation of Gryffindor to purchase the Note and Warrant on the date hereof is subject to the fulfillment, or in its sole discretion the waiver, by Gryffindor, of the following conditions on or before the Closing Date:

         (a) Accuracy of Representations and Warranties. Each of the representations and warranties contained in this Agreement must be true and accurate as of the Closing Date, and Provectus must have performed all of its obligations hereunder, including execution and delivery of all of the documents, instruments, and certificates required by this Agreement in such forms and substances as are satisfactory to Gryffindor and Gryffindor's counsel;

         (b) Closing of the Photogen/Valley Transactions. The transactions contemplated by the Separation Agreement and the Reorganization Agreement shall have been completed, and Provectus shall have delivered to Gryffindor evidence of the completion of such transactions, which evidence shall be reasonably satisfactory to Gryffindor and shall include evidence that, as of the Closing Date (i) Xantech is a wholly owned subsidiary of Provectus, (ii) certificate(s) of name change and/or any other documents required by the United States Patent and Trademark Office have been filed to evidence the ownership by Xantech of the Assets, and (iii) 500,007 shares of Common Stock of Provectus, in the aggregate, have been transferred to the Shareholders in connection with the Merger.

         (c) Proprietary Information, Confidentiality, Assignment of Inventions and Non-Compete Agreements. Each of the Key Employees shall have executed the form of Proprietary Information, Confidentiality, Assignment of Inventions and Non-Compete Agreement with Provectus attached hereto as Exhibit D (the
"Confidentiality Agreements"), and Provectus shall have delivered such Confidentiality Agreements to Gryffindor duly executed by the Key Employees and Provectus.

         (d) Board of Directors; Observer Rights. Upon the Closing, the authorized size of the Board of Directors of Provectus shall be no less than three but no greater than five directors, and of the Xantech Subsidiary shall be no less than three but no greater than five directors, and Provectus, the Xantech Subsidiary and their respective Boards of Directors and, as applicable, shareholders shall have granted one representative of Gryffindor to observe all meetings of the Board of Directors of each of Provectus and the Xantech Subsidiary. Upon securing directors' and officers' insurance in accordance with
Section 5.02 of this Agreement, the Major Shareholders shall cause Provectus and the Xantech Subsidiary to vote all of their Shares to elect one representative of Gryffindor to the Board of Directors of each of Provectus and Xantech, as more fully set forth in the Shareholders' Agreement by and between the Company and the Shareholders.

         (e) Budget. Provectus shall have delivered to Gryffindor a budget reasonably satisfactory to Provectus and Gryffindor, which shall be attached hereto as Schedule 2 (the "Budget").

         (f) Certificates and Resolutions. Provectus shall have delivered to Gryffindor and counsel to Gryffindor:

             (i) Provectus Constituent Documents as in effect at Closing, by the Secretary of Provectus and the applicable Subsidiaries;

             (ii)   Resolutions   of  the  Board  of  Directors  of   Provectus,
authorizing and approving all matters in connection with this Agreement, the Transaction Documents and the transactions contemplated hereby and thereby, certified by the Secretary of Provectus as of the date hereof;

             (iii)   Resolution   of  the  Board  of  Directors  of   Provectus,
authorizing   and  reserving  for  issuance  the  Common  Shares  issuable  upon conversion of the Note and the Common Shares exercisable under the Warrant; and

             (iv) A certificate, executed by the President of Provectus, certifying to the fulfillment of the conditions set forth in Section 2.02 except for the condition under subsections (h), (j), (l) and (m).

         (g) Transaction Documents. Provectus shall have delivered to Gryffindor and counsel to Gryffindor:

             (i) the Note and Warrant, duly executed by Provectus;

             (ii) the Shareholders' Agreement, duly executed by Provectus, and each of the Shareholders, a copy of which is attached hereto as Exhibit E;

             (iii)  the  Registration   Rights   Agreement,   duly  executed  by
Provectus, a copy of which is attached hereto as Exhibit F;

             (iv) the Security Agreement, duly executed by Provectus, a copy of which is attached hereto as Exhibit G;

             (v) the Trademark Collateral Security Agreement, duly executed by Provectus, a copy of which is attached hereto as Exhibit H;

             (vi) the Patent and License Security Agreement, duly executed by Provectus, a copy of which is attached hereto as Exhibit I;

             (vii) the Copyright Security Agreement, duly executed by Provectus, a copy of which is attached hereto as Exhibit J;

             (viii) the Guaranty, duly executed by Xantech, a copy of which is attached hereto as Exhibit K;

             (ix) the Security Agreement, duly executed by Xantech, a copy of which is attached hereto as Exhibit L;

             (x) the Trademark Collateral Security Agreement, duly executed by Xantech, a copy of which is attached hereto as Exhibit M;

             (xi) the Patent and License Security Agreement, duly executed by Xantech, a copy of which is attached hereto as Exhibit N;

             (xii) the Copyright Security Agreement, duly executed by Xantech, a copy of which is attached hereto as Exhibit O;

             (xiii) the Stock Pledge Agreement, duly executed by Provectus, a copy of which is attached hereto as Exhibit P;

             (xiv) the Financing Statements, duly executed by Provectus; and

             (xv) the Confidentiality Agreements and such other agreements and documents necessary to consummate the transactions contemplated hereunder.

(collectively, the "Transaction Documents").

         (h) Opinion of Counsel. Gryffindor shall have received an opinion from Baker, Donelson, Bearman & Caldwell, counsel for Provectus, dated as of the Closing Date, addressed to Gryffindor, in form and substance reasonably satisfactory to Gryffindor.

         (i) Absence of Material Adverse Effect. No events and/or changes as represented in Section 3.23 and Section 3.25 shall have occurred since September 30, 2002, except as otherwise permitted pursuant to Section 3.23 and Section 3.25.

         (j) Due Diligence. Gryffindor shall have completed its due diligence review of Provectus and its Subsidiaries including, without limitation, review of: (a) Provectus' and its Subsidiaries' financial and accounting records; (b) Provectus' and its Subsidiaries' corporate structure and corporate records; (c) correspondence with existing and prospective customers; (d) material contracts, leases and license agreements; and (e) intellectual property, including without limitation all patents, copyrights and trademarks.

         (k) Authorizations. As of the Closing, all notices and authorizations, approvals or permits of, or filings with, any Governmental Authority that are required by law in connection with the lawful consummation of the transactions contemplated herein and in the Transaction Documents shall have been duly obtained by Provectus and shall be effective on and as of the Closing.

         (l) Fees and Expenses. At the Closing, Provectus shall pay (or reimburse Gryffindor for) the fees and expenses of Gryffindor that are payable in accordance with Section 6.01 of this Agreement.

         (m) Other Matters. All corporate and other proceedings in connection with the transactions contemplated by this Agreement, the Transaction Documents and all documents and instruments incident to such transactions shall be reasonably satisfactory in substance and form to Gryffindor and to its counsel, and Gryffindor and its counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

     2.03  Conditions  To The  Obligations  Of  Provectus.  The  obligations  of
Provectus under this Agreement are subject to fulfillment, on or before the Closing Date, of each of the following conditions:

         (a) Accuracy of Representations and Warranties. The representations and warranties of Gryffindor contained in Article IV shall be true on and as of the Closing Date.

         (b) Loan Amount. Gryffindor shall have delivered to Provectus the amount to be loaned under the Note.

                                   ARTICLE III
                                   -----------

                   REPRESENTATIONS AND WARRANTIES OF PROVECTUS
                   -------------------------------------------

     To induce Gryffindor to enter into this transaction, Provectus and each of the Shareholders, jointly and severally, represents and warrants to Gryffindor, as of the date hereof, as follows (which representations and warranties shall survive the execution and delivery of this Agreement and the Transaction Documents and the funding of the original principal amount of the Note):

     3.01 Organization; Good Standing. Provectus and each of its Subsidiaries are corporations duly formed, validly organized and in good standing in the their respective states of incorporation and in good standing in every state in which Provectus and each of its Subsidiaries are required to maintain good standing unless failure to do so will not have a Material Adverse Effect. Provectus has delivered to Gryffindor true and correct copies of Provectus Constituent Documents, which documents have not been amended and are in full force and effect as of the date hereof.

     3.02 Power and Authority. Provectus and each of the Shareholders have full power and authority to enter into this Agreement and the Transaction Documents to which each is a party, to incur the Obligations as contemplated hereby, and to carry out the provisions of this Agreement and the Transaction Documents to which each is a party. Provectus and each of the Shareholders have taken all action necessary for the execution and delivery of this Agreement and the Transaction Documents and for the performance by Provectus of each of its obligations hereunder and thereunder.

     3.03 Enforceability. Upon execution and delivery by each of the parties hereto and thereto, this Agreement and each of the Transaction Documents shall be the legal, valid and binding obligations of Provectus, its Subsidiaries and the Shareholders and shall be enforceable against Provectus, its Subsidiaries and the Shareholders each in accordance with its terms except as such enforceability may be limited by bankruptcy, insolvency or similar laws and by equitable principles.

     3.04 Litigation. Neither Provectus nor any of its Subsidiaries has been made a party to or threatened by any suits, actions, claims, investigations by Governmental Authorities or legal, administrative, arbitration or mediation proceedings. Provectus does not know of any reasonable basis or grounds for any such suit, action, claim, investigation or proceeding.

     3.05 Orders; Decrees; Judgments. There are no outstanding orders, judgments, writs, injunctions or decrees of any court, Governmental Authority or arbitration or mediation panel or tribunal against Provectus, its Subsidiaries or any of the properties, assets or business of Provectus or its Subsidiaries.

     3.06 Non-Contravention. To the best of its knowledge, neither Provectus nor any of its Subsidiaries is in breach of, in default under, or in violation of, in any manner that could reasonably be expected to have a Material Adverse
Effect: (a) any applicable law, decree, or order, or (b) any deed, lease, loan agreement, commitment, bond, note, deed of trust, restrictive covenant, license, indenture, contract, or other agreement, instrument or obligation to which Provectus or its Subsidiaries is a party or by which Provectus or its Subsidiaries is bound or to which any of their respective assets are subject. Neither the execution and delivery of this Agreement, the Transaction Documents nor the performance by Provectus or its Subsidiaries of the obligations hereunder and thereunder will cause any such breach, default or violation or will require the consent, approval or notification of any court or Governmental Authority.

     3.07 Taxes. Provectus and each of its Subsidiaries have filed all federal, state and local tax returns which are required to be filed, and Provectus and each of its Subsidiaries have duly paid or fully reserved for all taxes or installments thereof (including any interest or penalties) as and when due pursuant to the filed returns or pursuant to any levy or assessment received by Provectus or any of its Subsidiaries unless the failure to do so will not have a Material Adverse Effect. Proper and accurate amounts have been withheld by Provectus from its employees for all periods in full and complete compliance with the tax, social security and unemployment withholding provisions of applicable federal, state, local and foreign law, and such withholdings have been timely paid to the respective Governmental Authorities. Provectus and its Subsidiaries have provided to Gryffindor copies of all of each entity's Federal tax returns for the last three (3) years, if any. Federal income tax returns of Provectus and its Subsidiaries have not been audited by the Internal Revenue Service, and no controversy with respect to taxes of any type is pending or, to the knowledge of Provectus, threatened. Neither Provectus, its Subsidiaries nor any of its stockholders (or the stockholders of any Subsidiary) have ever filed
(a) an election pursuant to Section 1362 of the Internal Revenue Code of 1986, as amended (the "Code"), that Provectus or its Subsidiaries be taxed as an S Corporation or (b) a consent pursuant to Section 341(f) of the Code relating to collapsible corporations.

     3.08 Licenses. Provectus and each of its Subsidiaries have good title to all of the Licenses currently needed to properly operate Provectus' Business.

     3.09 Capitalization.

         (a) The authorized capital stock of Provectus consists of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") of which 8,945,770 shares of Common Stock are issued and outstanding. Of the 8,945,770 shares of Common Stock that are issued and outstanding, 7,773,694 are restricted and 1,172,076 are unrestricted. The authorized capital stock of Xantech consists of: (i) 10,000,000 shares of common stock, no par value, of which 6,680,000 shares are issued and outstanding, all of which are owned by Provectus; and (ii) 5,000,000 shares of common stock, no par value, of which none are issued and outstanding.

         (b) All of the issued and outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and nonassessable. Except as set forth on Schedule 3.09, (i) no subscription, warrant, option, convertible security or other right (contingent or otherwise) to purchase or acquire any shares of capital stock of Provectus is authorized or outstanding, (ii) there is no commitment of Provectus to issue any subscription, warrant, option, convertible security or other such right or to issue or distribute to holders of any shares of its capital stock any evidences of indebtedness or assets of Provectus, and (iii) Provectus has no obligation (contingent or otherwise) to purchase, redeem or otherwise acquire any shares of its capital stock or any interest therein or to pay any dividend or make any other distribution in respect thereof. No person or entity is entitled to any preemptive or similar right with respect to the issuance of any capital stock of Provectus, or any rights with respect to the registration of any capital stock of Provectus under the Securities Act. All of the issued and outstanding shares of Common Stock have been offered, issued and sold by Provectus in compliance with applicable Federal and state securities laws. To the best of Provectus' knowledge, no stockholder of Provectus has granted options or other rights to purchase any shares of Common Stock from such stockholder.

         (c) All of the issued and outstanding shares of capital stock of the Xantech Subsidiary are owned by Provectus free and clear of any and all Liens and other encumbrances.

     3.10 Stockholder List and Agreements. Attached hereto as Schedule 3.10 is a true and complete list of: (a) those equity holders of Provectus and each of its Subsidiaries that own five percent (5%) or more of the issued and outstanding capital stock of Provectus and each Subsidiary as of the Closing; and (b) those equity holders of Provectus and each of its Subsidiaries that are officers and/or directors of Provectus and each of its Subsidiaries, as applicable, in each case under (a) and (b), showing the number of shares of Common Stock or other securities (or rights to purchase the Common Stock or other securities) of Provectus and each Subsidiary held by each such stockholder as of the date of this Agreement. Except as contemplated by this Agreement, there are no agreements, written or oral, between Provectus or a Subsidiary and any holder of its capital stock, or, to the best knowledge of Provectus, among any holders of its capital stock, relating to the acquisition (including, without limitation, rights of first refusal or preemptive rights), disposition or voting of the capital stock of Provectus or one of its Subsidiaries.

     3.11 Minute Books. The minute books of Provectus and each of its Subsidiaries contain complete and correct summaries of all meetings of the Board of Directors of Provectus and its Subsidiaries, their respective committees and their respective stockholders since 1995 with respect to Provectus and since the time of incorporation with respect to each of its Subsidiaries, as applicable.

     3.12 Shares. The Shares have been reserved by Provectus, will be validly issued, fully paid and non-assessable at such time as they are issued to Gryffindor and will constitute a portion of the capital stock authorized by Provectus. Upon conversion of the Note or exercise of the Warrant, Provectus shall convey to Gryffindor all of the Shares free and clear of any and all Liens or other encumbrances or charges of any kind not created by any action of Gryffindor.

     3.13 Property and Assets. Schedule 3.13 sets forth all of the material assets and Intellectual Property Rights necessary to operate Provectus' Business. Provectus and its Subsidiaries have good title to all of their material properties and assets, including the Assets and all properties and assets reflected in the Financial Statements, except those disposed of since the date thereof in the ordinary course of business, and none of such properties or assets is subject to any Lien other than those the material terms of which are described in the Financial Statements or in Schedule 3.13. Set forth on Schedule
3.13 is a true and complete list of all leases to which Provectus and its Subsidiaries are a party, and Provectus and its Subsidiaries have provided to Gryffindor copies of all such leases. Provectus and each Subsidiary is in compliance with all material terms of each lease to which it is a party.

     3.14 Patents and Trademarks.

         (a) Set forth on Schedule 3.14 is a complete and accurate list of all patents, patent applications, trademarks, service marks, trademark and service mark applications, trade names, copyrights, licenses, internet domain names and registrations presently owned or held by Provectus and each of its Subsidiaries or necessary for the conduct of Provectus' Business as conducted and as currently proposed to be conducted, as well as any agreement under which Provectus or any of its Subsidiaries has access to any confidential information used by Provectus or its Subsidiaries in their respective businesses (the "Intellectual Property Rights"). Provectus and its Subsidiaries own, or have the right to use, free and clear of all Liens, charges, claims and restrictions, under the agreements and upon the terms described in Schedule 3.14, all of the Intellectual Property Rights. Except as set forth on Schedule 3.14, there are no outstanding options, licenses or agreements of any kind relating to the foregoing, nor is Provectus or its Subsidiaries bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase of "off the shelf" or standard products. Except as set forth on Schedule 3.14, neither Provectus nor any of its Subsidiaries has received any communications alleging that Provectus or any of its Subsidiaries has violated or, by conducting their respective businesses as currently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights, licenses, trade secrets or other proprietary rights of any other person or entity ("Third-Party
Intellectual Property Rights"), and to the best of Provectus' knowledge, Provectus' Business shall not cause Provectus or its Subsidiaries to infringe or violate any Third Party Intellectual Property Rights. Provectus is not aware of any violation by any third party of any Intellectual Property Rights of Provectus or its Subsidiaries or of any defects therein or in the title thereto. No Person or entity (including, without limitation, any prior employer of any employee of Provectus or its Subsidiaries) has any right to or interest in any Intellectual Property Rights, inventions, improvements, discoveries or other information assigned to Provectus or its Subsidiaries by any employee, consultant or contractor.

         (b) Provectus and each of its Subsidiaries has taken reasonable security measures to protect the secrecy, confidentiality and value of all Intellectual Property Rights and all Inventions (as defined below). Each of Provectus' and its Subsidiaries' employees and other Persons or entities who, either alone or in concert with others, developed, invented, discovered, derived, programmed or designed Intellectual Property Rights or Inventions, or who have knowledge of or access to information about Intellectual Property Rights or Inventions, have entered into a written agreement with Provectus or its Subsidiaries that provides that (i) these Intellectual Property Rights, other information and Inventions are proprietary to Provectus and are not to be divulged, misused or misappropriated, and (ii) these Intellectual Property Rights, other information and Inventions are to be disclosed by such employees and such persons to Provectus and transferred by them to Provectus, without any further consideration being given therefor by Provectus, together with all of such employee's or other person's right, title and interest in and to such Intellectual Property Rights, other information and Inventions and all patents, trademarks, service marks, trade names, copyrights, licenses and rights with respect to such Intellectual Property Rights, other information and Inventions. As used herein, "Inventions" means all inventions, developments and discoveries which during the period of an employee's or other person's service to Provectus or a Subsidiary he or she makes or conceives of, either solely or jointly with others, that relate to any subject matter with which his or her work for Provectus or a Subsidiary may be concerned, or relate to or are connected with the business, products, services or projects of Provectus or a Subsidiary, or relate to the actual or demonstrably anticipated research or development of

Provectus or a Subsidiary or involve the use of Provectus' or a Subsidiary's time, material, facilities or trade secret information.

         (c) Each of the Shareholders have assigned to Xantech all of his/its right, title and interest in and to the technologies and other intellectual property rights associated with the Therapeutic Business (as defined in the Separation Agreement) as set forth in Schedule B to the Separation Agreement.


     3.15 Interested Party Transactions. No officer, director or stockholder of Provectus, its Subsidiaries or any affiliate or "associate" (as this term is defined in Rule 405 of the Securities and Exchange Commission under the Securities Act) of any such person or Provectus or its Subsidiaries has or has had, either directly or indirectly, (a) an interest in any person or entity which (i) furnishes or sells services or products which are furnished or sold or are proposed to be furnished or sold by Provectus or its Subsidiaries, or (ii) purchases from or sells or furnishes to Provectus or its Subsidiaries any goods or services, or (b) except as set forth on Schedule 3.15, a beneficial interest in any transaction, contract or agreement to which Provectus or one of its Subsidiaries is a party or by which it may be bound or affected.

     3.16 Financial Statements. Provectus has furnished to Gryffindor a complete and correct copy of the unaudited balance sheet of Provectus and its Subsidiaries (the "Balance Sheet") as of September 30, 2002 (the "Balance Sheet Date") and the related statements of income and cash flows for the period then ended, compiled by Provectus (collectively, the "Financial Statements"). The Financial Statements have been prepared in accordance with generally accepted accounting principles, except that the Financial Statement may not contain all footnotes required by generally accepted accounting principles, and are subject to normal year-end audit adjustments that in the aggregate will not be material. The Financial Statements present fairly the financial condition and results of operations of Provectus and its Subsidiaries, as at the dates and for the periods indicated therein.

     3.17 Business Plan. The Business Plan of Provectus and its Subsidiaries provided to Gryffindor is a complete and correct statement of the existing business plans of Provectus and its Subsidiaries as of the Closing Date.

     3.18 Compliance. To Provectus' knowledge, Provectus and its Subsidiaries have, in all material respects, complied with all laws, regulations and orders applicable to its business and have all material permits and licenses required thereby. There is no term or provision of any material mortgage, indenture, contract, agreement or instrument to which Provectus or a Subsidiary is a party or by which it is bound, or, to the best of Provectus' knowledge, of any state or Federal judgment, decree, order, statute, rule or regulation applicable to or binding upon Provectus, that materially adversely affects the business, prospects, condition, affairs or operations of Provectus, its Subsidiaries or any of their respective properties or assets. To Provectus' knowledge, no employee of Provectus or a Subsidiary is in violation of any contract or covenant (either with Provectus, a Subsidiary or with another entity) relating to employment, patent, other proprietary information disclosure, non-competition, or non-solicitation.

     3.19 Subsidiaries. Except for the Xantech Subsidiary and as otherwise set forth on Schedule 3.19, Provectus has no Subsidiaries and does not own or control, directly or indirectly, shares of capital stock of any other corporation, or any interest in any partnership, joint venture or other non-corporate business entity or enterprise.

     3.20 Officers and Directors. Schedule 3.20 sets forth a complete and accurate list of all officers and directors of Provectus and each of its Subsidiaries.

     3.21 Debt Owed by Provectus. Except as set forth on Schedule 3.21, neither Provectus nor any of its Subsidiaries owe any debt, including any outstanding interest, to any Person or to any members of management, directors, officers, principals, founders, or employees of Provectus or any Subsidiary, other than that debt occurring in the ordinary course of business. Provectus and its Subsidiaries are not in default on all the indebtedness set forth on Schedule 3.22.

     3.22  Absence  of  Liabilities.  Except  as  disclosed  in  Schedule  3.22,
Provectus and its Subsidiaries did not have, as of September 30, 2002, any liabilities of any type which in the aggregate exceed $5,000, whether absolute or contingent, which were not fully reflected on the Financial Statements. Since September 30, 2002, Provectus and its Subsidiaries have not incurred or otherwise become subject to any liabilities or obligations (contingent or otherwise). Provectus and its Subsidiaries are current on all debts, accounts payable and lease obligations.

     3.23 Material Contracts and Obligations. Set forth on Schedule 3.23 is a true and complete list of all of the following written and material oral contractual obligations of Provectus and its Subsidiaries:

         (a) All employment and consulting agreements, employee benefit, bonus, pension, profit-sharing, stock option, stock purchase and similar plans and arrangements;

         (b) All agreements relating to the Intellectual Property Rights;

         (c) All contractual obligations under which Provectus or its Subsidiaries is or may become obligated to pay any legal, accounting, brokerage, finder's or similar fees or expenses in connection with, or has incurred any severance pay or special compensation obligations that would become payable by reason of, this Agreement or the consummation of the transactions contemplated hereby;

         (d) All contractual obligations to sell or otherwise dispose of any assets of Provectus and its Subsidiaries having a value in excess of $5,000, except in the ordinary course of Provectus' or a Subsidiary's business;

         (e) All material agreements with any stockholder, officer or director of Provectus or its Subsidiaries, or any "affiliate" or "associate" of such persons (as such terms are defined in the Securities Act), including, without limitation, any agreement or other arrangement providing for the furnishing of services by, rental or real or personal property from, or otherwise requiring payments to, any such person or entity;

         (f)  All   contractual   obligations   under  which  Provectus  or  its
Subsidiaries have any liability or obligation constituting or giving rise to a guarantee of any liability or obligation of any person or entity, or under which any person or entity has any liability or obligation constituting or giving rise to a guarantee of any liability or obligation of Provectus or its Subsidiaries (including, without limitation, partnership and joint venture agreements);

         (g)  All   contractual   obligations   under  which  Provectus  or  its
Subsidiaries are or may become obligated to pay any amount in respect of indemnification obligations, purchase price adjustment or otherwise in connection with any (i) acquisition or disposition of assets or securities, (ii) merger, consolidation or other business combination, or (iii) series or group of related transactions or events of a type specified in subclauses (i) and (ii);

         (h) All material distributorship agreements, agreements with sales representatives and all other contractual obligations and oral agreements (other than purchase orders and sales orders entered into in the ordinary course of business) with distributors, suppliers, vendors, or other suppliers of goods or services;

         (i) All purchase obligations (whether or not in the ordinary course of business) that require minimum purchases by Provectus or its Subsidiaries in excess of $5,000;

         (j) All non-terminable contractual obligations involving consideration to or liabilities of Provectus or its Subsidiaries in excess of $5,000; and

         (k) All  contractual  obligations not required to be listed on Schedule
3.23 pursuant to clauses (a) through (j) above that individually involve liabilities of Provectus or its Subsidiaries in excess of $5,000.

     Provectus has delivered to Gryffindor and counsel for Gryffindor a true and complete copy of each of the contracts and agreements listed on Schedule 3.23, including, without limitation, all amendments thereto (the "Listed Contracts"). All of the Listed Contracts are valid, binding and in full force and effect. There are no written or oral "side agreements" with any individual or business whereby Provectus or any Subsidiary has agreed to do anything beyond the requirements of formal written contracts executed by Provectus and its Subsidiaries.

     Each contractual obligation in respect of the Listed Contracts is, and after giving effect to the Closing hereunder and the consummation of the transactions contemplated hereby will be, enforceable by Provectus and its Subsidiaries except for such failures to be so enforceable as do not and will not, individually or in the aggregate, have a Material Adverse Effect. No breach or default by Provectus or any Subsidiary under any of the contractual obligations in respect of the Listed Contracts has occurred and is continuing, and no event has occurred that with notice or lapse of time would constitute such a breach or default or permit termination, modification or acceleration by any other person or entity under any of the contractual obligations, other than such breaches, defaults and events as have not had and will not have, individually or in the aggregate, a Material Adverse Effect. To the knowledge of Provectus, no breach or default by any other person or entity under any of the contractual obligations has occurred and is continuing, and no event has occurred that with notice or lapse of time would constitute such a breach or default or permit termination, modification or acceleration by Provectus or any Subsidiary under any of such contractual obligations, other than breaches, defaults and events that have not had and will not have, individually or in the aggregate, a Material Adverse Effect.

         3.24 Absence of Changes. Except as set forth on Schedule 3.24, since September 30, 2002, there has not been:

             (a) Any change in the assets, liabilities, financial condition or operations of Provectus or any Subsidiary, other than changes occurring in the ordinary course of business, none of which has had or is expected to have a Material Adverse Effect;

             (b) Any damage, destruction or loss, whether or not covered by insurance, which has, or could have a Material Adverse Effect;

             (c) Any waiver by Provectus or any Subsidiary of a valuable right or of a material debt owed to it;

             (d) Any direct or indirect loans made by Provectus or any Subsidiary to any shareholder, employee, officer or director of Provectus or any Subsidiary, other than advances made in the ordinary course of business;

             (e)  Any  material  change  in  any  compensation   arrangement  or
agreement with any employee, officer, director or shareholder;

             (f)  Any   declaration   or  payment  of  any   dividend  or  other
distribution of the assets of Provectus;

             (g) Any satisfaction or discharge of any lien, claim or encumbrance or payment of any obligation of Provectus or any Subsidiary, except in the ordinary course of business;

             (h)  Any  debt,  obligation  or  liability  incurred,   assumed  or
guaranteed by Provectus or any Subsidiary, except those for immaterial amounts and for current liabilities incurred in the ordinary course of business;

             (i) Any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets;

             (j) Any change or amendment to any material agreement to which Provectus or a Subsidiary is a party or by which it is bound;

             (k) To Provectus' knowledge, any other event or condition of any character that, either individually or cumulatively, has, or could have a Material Adverse Effect; or

             (l) Any arrangement or commitment by Provectus or any Subsidiary to do any of the acts described in Section 3.24(a) through (k) above.

     3.25 erisa. Provectus and its Subsidiaries do not have or otherwise contribute to or participate in any employee benefit plan subject to the Employee Retirement Income Security Act of 1974 other than a medical benefit plan and a 401(k) plan, with respect to which all required contributions have been made and all applicable laws have been complied with.

     3.26  Conduct.  Within  the past five (5)  years,  none of the  members  of
management,   directors,  officers,  principals,   founders,  key  employees  of

Provectus or any Subsidiary have been arrested, charged or convicted of any felony or other crime of moral turpitude or plead guilty or plead nolo contendere to any felony or other crime of moral turpitude, nor are they engaged in criminal activity, nor have any of them been bankrupt or an officer or director of a bankrupt company.

     3.27 Environmental Matters. To Provectus' knowledge, neither Provectus nor its Subsidiaries are in violation of any applicable Environmental Law (as defined below) or any applicable statute, law or regulation relating to occupational health and safety, and, to its knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation or Environmental Law. Except as set forth on Schedule 3.27, no Hazardous Materials (as defined below) are used or have been used, stored, or disposed of by Provectus or any Subsidiary or, to Provectus' knowledge, by any other person or entity on any property owned, leased or used by Provectus or any Subsidiary. For purposes of this Agreement, "Environmental Law" means any federal, state or local law, statute, rule or regulation or the common law relating to the protection of human health or the environment, including, without limitation, CERCLA (as defined below), the Resource Conservation and Recovery Act of 1976, any statute, regulation or order pertaining to (i) treatment, storage, disposal, generation and transportation of industrial, toxic or hazardous materials or substances or solid or hazardous waste; (ii) air, water and noise pollution; (iii) groundwater and soil contamination; (iv) the release or threatened release into the environment of industrial, toxic or hazardous materials or substances, or solid or hazardous waste, including without limitation, emissions, discharges, injections, spills, escapes or dumping of pollutants, contaminants, chemicals; (v) the protection of wild life, marine life and wetlands, including without limitation all endangered and threatened species; (vi) storage tanks vessels, abandoned or discarded barrels, containers and other closed receptacles; (vii) health and safety of employees and other persons; and (viii) manufacture, processing, use, distribution, treatment, storage, disposal, transportation or handling of pollutants, contaminants, toxic or hazardous materials or substances or oil or petroleum products or solid or hazardous waste. For the purposes of the preceding sentence, "Hazardous Materials" shall mean (a) materials which are listed or otherwise defined as "hazardous" or "toxic" under any Environmental Law or (b) any petroleum products or nuclear materials. As used in this Section 3.28, the terms "release" and "environment" shall have the meaning set forth in the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA").

     3.28 Real Property. Neither Provectus nor its Subsidiaries own any real property. Except as provided on Schedule 3.28, neither Provectus nor its Subsidiaries lease any real property or hold any leasehold interest in any real property. To the extent Provectus or its Subsidiaries lease any real property or hold any leasehold interest in any real property, neither Provectus nor its Subsidiaries are in breach of any agreement with respect to such real property or leasehold interest.

     3.29 No Brokers. No broker or finder acting on behalf of Provectus or its Subsidiaries brought about the obtaining, making or closing of the transactions contemplated by this Agreement and the Transaction Documents, and neither Provectus nor its Subsidiaries have any obligation to any Person in respect of any finder's or brokerage fees in connection with the transactions contemplated by this Agreement and the Transaction Documents.

     3.30 Disclosures; No Untrue Statements Or Material Omissions. Provectus has provided Gryffindor with all information requested in writing by Gryffindor in connection with its decision to enter into the transactions contemplated by this Agreement and the Transaction Documents, including all information Provectus believes is reasonably necessary to make such investment decision. Neither this Agreement, the Schedules and Exhibits hereto, the Transaction Documents nor any other document delivered by Provectus to Gryffindor or its attorneys or agents in connection herewith or therewith or with the transactions contemplated hereby or thereby, contain any untrue statement of a material fact nor omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. To Provectus' knowledge following due inquiry, there are no facts (individually or in the aggregate) that would have a Material Adverse Effect that have not been set forth in the Agreement, the Schedules and Exhibits hereto, the Transaction Documents or in other documents delivered to Gryffindor or its attorneys or agents in connection herewith.

                                   ARTICLE IV
                                   ----------

                   REPRESENTATIONS & WARRANTIES OF GRYFFINDOR
                   ------------------------------------------

     Gryffindor hereby represents and warrants to Provectus as follows:

     4.01 Organization; Good Standing. Gryffindor is duly formed, validly organized and in good standing in the State of Delaware and in good standing in every state in which Gryffindor is required to maintain good standing unless failure to do so will not have a Material Adverse Effect.

     4.02 Authority. Gryffindor has full power and authority to enter into and to perform this Agreement in accordance with its terms. Gryffindor represents that it has not been organized, reorganized or recapitalized specifically for the purpose of investing in Provectus.

     4.03 Enforceability. Upon execution and delivery by each of the parties hereto and thereto, this Agreement and each of the Transaction Documents shall be the legal, valid and binding obligations of Gryffindor and shall be enforceable against Gryffindor each in accordance with its terms except as such enforceability may be limited by bankruptcy, insolvency or similar laws and by equitable principles.

     4.04 Acquisition of the Shares

         (a) Gryffindor is acquiring the Note, the Warrant and the Shares issuable upon conversion of the Note and the exercise of the Warrant for Gryffindor's own account for investment and not with a view to, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the same; and Gryffindor has no present or contemplated agreement, undertaking, arrangement, obligation, indebtedness or commitment providing for the disposition thereof.

         (b) Gryffindor has reviewed carefully the representations concerning Provectus, its Subsidiaries and their business contained in this Agreement, has made detailed inquiry concerning Provectus, its Subsidiaries, their business and their personnel; the officers of Provectus have made available to Gryffindor any and all written information which they have requested and have answered to Gryffindor's satisfaction all inquiries made by Gryffindor or any of its representatives; and Gryffindor has sufficient knowledge and experience in investing in companies similar to Provectus so as to be able to evaluate the risks and merits of its investment in Provectus and is able financially to bear the risks thereof. Gryffindor is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

                                    ARTICLE V
                                    ---------

                                    COVENANTS
                                    ---------

     Until such time as (i) all  principal  and interest due and owing under the
Note is paid in full or (ii) the Shares issued upon conversion of the Note (including any accrued but unpaid interest) and the Shares issued upon exercise of the Warrant are registered, and for as long as Gryffindor owns at least ten percent (10%) of the Shares issued upon conversion of the Note (including any accrued but unpaid interest), Provectus and the Shareholders shall take such steps, and shall cause each of its Subsidiaries to take such steps, as appropriate to do the following:

     5.01 Notice Of Defaults Or Judgments. Provide to Gryffindor, within fifteen
(15) calendar days of receipt thereof, a copy of notice of any (a) defaults under any of the Transaction Documents, (b) Act of Bankruptcy or Act of Dissolution with respect to Provectus or any Subsidiary, (c) default that is declared (after giving effect to any applicable notice and/or grace periods) under any material loan, lease, debt or obligation of Provectus or any Subsidiary, including but not limited to the Obligations, and the failure to cure such default could reasonably be expected to have a Material Adverse Effect, or (d) judgment obtained against Provectus or any Subsidiary that, singly, or in the aggregate, exceeds $20,000 and remains unpaid for over sixty
(60) days without Provectus obtaining a stay of execution, release, discharge or appropriate surety bond.

     5.02 Insurance. Within thirty (30) calendar days following the Closing Date, obtain for Provectus and each of its Subsidiaries and, thereafter, maintain in full force and effect, one or more policies of insurance issued by insurers of recognized responsibility, insuring Provectus, its Subsidiaries and their respective properties and businesses against losses and risks, including, but not limited to, directors' and officers', comprehensive general liability, product liability, automobile and errors and omissions insurance coverage in amount(s) and on terms and conditions reasonably satisfactory to Gryffindor.

     5.03 Access To Information. Permit Gryffindor, or any authorized representative thereof, to visit and inspect the properties of Provectus and each of its Subsidiaries, including their respective corporate and financial records, to make copies and abstracts thereof and to discuss their respective business and finances with officers, employees and independent accountants of Provectus and its Subsidiaries, during normal business hours following reasonable notice and as often as may be reasonably requested.

     5.04 Maintain Existence. Preserve and keep in full force and effect Provectus' and its Subsidiaries' respective corporate existences in good standing and their respective rights to conduct their respective businesses in a prudent and lawful manner in all jurisdictions in which it conducts business except to the extent that the failure to do so would not have a Material Adverse Effect on Provectus.

     5.05 Licenses. Keep all Licenses needed to properly operate Provectus' Business valid and in full force and effect.

     5.06 Non-Disclosure, Developments and Non-Competition Agreement. Require all persons now or hereafter employed by Provectus or any of its Subsidiaries to enter into the form of Proprietary Information, Confidentiality, Assignment of Inventions and Non-Compete Agreement with Provectus attached hereto as Exhibit
D. Provectus will not make any material change to such form or such agreements signed by the Shareholders without the prior written consent of Gryffindor, which consent shall not be unreasonably withheld.

     5.07 Expenses of Directors. Promptly reimburse in full each Gryffindor Director for all of his or her reasonable out-of-pocket expenses incurred in attending each meeting of the Board of Directors of Provectus and/or its Subsidiaries or any committee thereof or incurred in connection with any other travel requested by or on behalf of Provectus and/or its Subsidiaries, which expenses shall be consistent with the travel policies of Provectus.

     5.08 Reservation of Common Stock. Reserve and maintain a sufficient number of shares of Provectus Common Stock for issuance upon conversion of all of the outstanding Shares.

     5.09 Board of Directors Meetings. Initially require the Board of Directors to meet monthly until such time as the Board of Directors unanimously votes to schedule such meetings less frequently, provided that the Board of Directors shall meet at least twice each quarter unless waived by Gryffindor Director. Provectus and each of its Subsidiaries shall provide Gryffindor with advance written notice of all meetings of their respective Boards of Directors and committees thereof and copies of all meeting minutes thereto, regardless of whether Gryffindor is represented on the applicable Board of Directors.

     5.10 Auditor. Retain a firm of certified public accountants acceptable to Provectus' board of directors (including Gryffindor Director) to audit its books and records at least annually.

     5.11 No Liens. Upon conversion of the Note or exercise of the Warrant, convey to Gryffindor all of the applicable Shares free and clear of any and all Liens or other encumbrances or charges of any kind not created by any action of Gryffindor.

     5.12 Financial Statements and Other Information.

         (a) Provectus shall maintain books and records of account in which full and correct entries shall be made of all of its business transactions pursuant to a system of accounting established and administered in accordance with GAAP consistently applied, and shall set aside on its books all such proper accruals and reserves as shall be required under GAAP, consistently applied.

         (b) Provectus shall deliver to Gryffindor:

             (i) within sixty (60) calendar days after the end of each fiscal quarter, unaudited consolidated financial statements of Provectus (including balance sheet, statement of earnings, stockholder's equity and cash flows) for such quarter, year-to-date and compared to budget and the comparable period of the prior year, prepared in accordance with GAAP, with the exception that no notes need be attached to such statements and year-end audit adjustments may not have been made;

             (ii) within ninety (90) calendar days after the fiscal year's end, audited annual consolidated financial statements prepared by a nationally recognized independent public accounting firm or such other independent public accounting firm reasonably acceptable to Gryffindor and prepared in accordance with GAAP, consistently applied;

             (iii) not less than sixty (60) calendar days prior to the beginning of each fiscal year an annual operating plan and budget, prepared on a monthly basis for the ensuing fiscal year, and on a basis consistent with prior periods (including, among other items, appropriate reserves, accruals and provisions for income taxes) and representing the best estimate of Provectus based upon available information. Provectus also shall furnish to Gryffindor, within a reasonable time of its preparation, amendments to the annual budget, if any. Such budget shall include underlying assumptions and a brief qualitative description of Provectus' plan by the Chief Executive Officer or Chief Financial Officer in support of that budget;

             (iv) within forty-five (45) days of the close of any fiscal year a revised/updated three (3)-year business plan of Provectus;

             (v) any  management  letters and other any reports to management of
Provectus  by  accounting  firms  concerning   internal  controls  or  operating
procedures; and

             (vi)  such  other  information   respecting   Provectus'  business,
financial condition or prospects as Gryffindor may reasonably request from time to time.

         (c) The foregoing financ ial statements shall be prepared on a consolidated basis if Provectus then has any Subsidiaries.

         (d) The financial statements delivered pursuant to subsections(b)(i) and (ii) shall be accompanied by a certificate of Provectus' Chief Executive
Officer and Chief Financial Officer stating that such statements have been prepared in accordance with GAAP consistently applied (except as noted) and fairly present the financial condition and results of operations of Provectus and its Subsidiaries at the date thereof and for the periods covered thereby.

         (e) If Provectus fails to provide the reports or financial statements required by this Section 5.12, within thirty (30) days after written request therefore, Gryffindor shall have the right and authority, at Provectus' sole expense, to request an audit by an accounting firm of its or their choice, such that the reports or financial statements are produced to its or their sole satisfaction.

     5.13 Material Adverse Changes. Provectus shall notify Gryffindor, as soon as practicable, and in any event within ten (10) days of discovery, of: (a) any event (including pending or threatened litigation) which could reasonably be expected to involve an amount in excess of $10,000 or could have a Material Adverse Effect; (b) a material default or any event or occurrence which with the lapse of time or notice or both could become a default under any of Provectus' Material Agreements; (c) a default or any event or occurrence which with the lapse of time or notice or both could become a default under the Purchase Agreement; and (d) any change in any material fact or circumstance represented or warranted in this Agreement. Such notice shall contain a reasonably detailed statement outlining such default or event, and Provectus' proposed response.

     5.14 Directors' Liability and Indemnification. Provectus' and its Subsidiaries' Certificate of Incorporation and Bylaws shall provide for: (a) elimination of the liability of directors to the maximum extent permitted by law; and (b) indemnification of directors for acts on behalf of Provectus to the maximum extent permitted by law.

     5.15 Compliance with Law. Provectus shall (and shall cause each of its Subsidiaries, if any) to comply with all federal, state and local laws and regulations applicable to it, including, without limitation, ERISA, those regarding the collection, payment and deposit of employees' income, unemployment and Social Security taxes and those relating to environmental matters where the failure to comply could reasonably be expected to have a Material Adverse Effect.

     5.16 Agreements. Provectus shall and shall cause each of its Subsidiaries to perform, within any required time period (after giving effect to any applicable grace periods), all of its obligations and enforce all of its rights under each agreement to which it is a party, including, without limitation, collective bargaining agreements and leases to which any such company is a party, where the failure to so perform and enforce could reasonably be expected to have a Material Adverse Effect. Provectus shall not and shall cause each of its Subsidiaries not to terminate or modify in any manner adverse to any such company any provision of any agreement to which it is a party which termination or modification could reasonably be expected to have a Material Adverse Effect.

     5.17 Payment of Taxes. Provectus agrees to pay or cause to be paid all taxes, assessments and other governmental charges levied upon any of its assets or those of its Subsidiaries or in respect of its or their respective franchises, businesses, income or profits, all trade accounts payable in accordance with usual and customary business terms, and all claims for work, labor or materials, which if unpaid might become a Lien upon any asset of Provectus or any Subsidiary, before the same become delinquent, except that (unless and until foreclosure, sale or other similar proceedings shall have been commenced) no such charge need be paid if being contested in good faith and by appropriate measures promptly initiated and diligently conducted if (a) such reserve or other appropriate provision, if any, as shall be required by sound accounting practice consistent with GAAP shall have been made therefor and (b) such contest does not have a Material Adverse Effect.

     5.18 Preservation of Intellectual Property Rights. Possess and maintain all material Intellectual Property Rights necessary to the conduct of their respective businesses and own all right, title and interest into and to, or have a valid license for, all material Intellectual Property Rights used by Provectus and its Subsidiaries in the conduct of their respective businesses. Provectus will not take any action or fail to take any action, and will prevent each of its Subsidiaries from taking any action or failing to take any action, which would result in the invalidity, abuse, misuse or unenforceability of such Intellectual Property Rights or which would infringe upon any rights of other Persons.

     5.19 Use of Proceeds. Use the net proceeds received from the loan under the
Note in accordance with the terms set forth in the Note.

                                   ARTICLE VI
                                   ----------

                       FEES, EXPENSES AND INDEMNIFICATION
                       ----------------------------------

     6.01 Fees And Expenses Of Provectus and Gryffindor. Provectus and the Shareholders, jointly and severally, shall pay, and hold Gryffindor and all subsequent holders of the Note, the Warrant and the Shares harmless against liability for the payment of (a) the reasonable fees and out-of-pocket expenses of Piper Rudnick, counsel to Gryffindor, arising in connection with the negotiation and execution of this Agreement and the consummation of the transactions contemplated by this Agreement, which shall be payable at the Closing to the extent then known; provided, however, that Provectus shall not be required to pay more than an aggregate of $10,000; and (b) stamp and other taxes which may be payable in respect of the execution and delivery of this Agreement or the issuance, delivery or acquisition of any Shares pursuant to this Agreement, the Transaction Documents or any Common Stock upon conversion of the Shares.

     6.02 Indemnification by Provectus and the Shareholders. Provectus and the Shareholders, jointly and severally, shall defend (at Gryffindor Indemnified Parties' sole option and at Provectus' sole expense), indemnify and hold
Gryffindor, its officers, directors, members, managers, employees, agents, representatives, successors and assigns (collectively the "Gryffindor Indemnified Parties") harmless from and against any and all losses, claims, damages, liabilities and related expenses, including reasonable attorney's fees and expenses, incurred by the Indemnified Parties arising out of or relating to:
(a) any action or inaction of Provectus or a Subsidiary that gives rise to or results in the occurrence of any claim; (b) any breach of any representation or warranty made by Provectus and/or the Shareholders in or pursuant to this Agreement, the Transaction Documents or any other certificate or document delivered by them pursuant to this Agreement; (c) any breach or default by the

Provectus and/or the Shareholders of any covenant or obligation of them in this Agreement or any of the Transaction Documents; (d) any claim or proceeding of any kind whatsoever, whether instituted or commenced prior to or after the date hereof, which relates to, arises from, or occurs in connection with facts or circumstances relating to (i) the Separation Agreement, (ii) the Assets, or
(iii) the conduct of Provectus' business, or its assets, or any services provided on or prior to the date hereof; (e) any liabilities of Provectus and/or the Shareholders; or (f) any violations of, or obligations under any laws relating to acts, omissions, circumstances or conditions existing on or prior to the date hereof, whether or not such acts, omissions, circumstances or conditions constituted a violation of such laws, as then in effect; provided, however, any such indemnity shall not apply to any such losses, claims, damages, liabilities or related expenses arising from the gross negligence or willful misconduct of the Gryffindor Indemnified Parties.

     6.03 Indemnification By Gryffindor. Gryffindor shall defend (at the Provectus Indemnified Parties' sole option and at Gryffindor's sole expense), indemnify and hold Provectus, its officers, directors, members, managers, shareholders (including the Shareholders), employees, agents, representatives, successors and assigns (collectively the "Provectus Indemnified Parties") harmless from and against any and all losses, claims, damages, liabilities and related expenses, including reasonable attorney's fees and expenses, incurred by the Indemnified Parties arising out of or relating to: (a) any breach of any representation or warranty made by Gryffindor in or pursuant to this Agreement, the Transaction Documents or any other certificate or document delivered by Gryffindor pursuant to this Agreement; or (b) any breach or default by Gryffindor of any covenant or obligation of them in this Agreement or any of the Transaction Documents; provided, however, any such indemnity shall not apply to any such losses, claims, damages, liabilities or related expenses arising from the gross negligence or willful misconduct of the Provectus Indemnified Parties.

                                   ARTICLE VII
                                   -----------

                                  MISCELLANEOUS
                                  -------------

     7.01 Non-Waiver. No course of dealing between Gryffindor and any other party hereto or any failure or delay on the part of Gryffindor in exercising any rights or remedies under this Agreement, the Note or the Warrant operates as a waiver of any rights or remedies of Gryffindor under any Agreement, the Note or the Warrant. No single or partial exercise of any rights or remedies hereunder operates as a waiver or precludes the exercise of any other rights or remedies hereunder.

     7.02 Successors and Assigns. Except as otherwise expressly provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective successors and assigns of the parties hereto, whether so expressed or not, provided, however, that Provectus shall not assign (by operation of law or otherwise) this Agreement, the Transaction Documents or any part hereof or thereof or any obligation hereunder or thereunder without the prior written consent of Gryffindor. Gryffindor may assign, transfer, sell or otherwise convey or hypothecate all or any portion of the Note, the Warrant or the Shares in Gryffindor's (or such other holder's) sole and absolute discretion subject to compliance with the applicable securities laws. In addition, and whether or not any express assignment has been made, the provisions of this Agreement which are for the benefit of Gryffindor or any holder of all or any part of the Note, the Warrant or the Shares are also for the benefit of, and enforceable by, any subsequent holders of all or any part of the Note, the Warrant or the Shares.

     7.03 Remedies Non-Exclusive. None of Gryffindor's rights, remedies, privileges or powers expressly provided for herein are exclusive, but each of them is cumulative with, and in addition to, every other right, remedy, privilege and power now or hereafter existing in Gryffindor's favor, whether pursuant to this Agreement, the Transaction Documents, at law or in equity, by statute or otherwise.

     7.04  Notices.  All  notices,  requests,  demands and other  communications required or permitted under this Agreement or by law shall be in writing and given to the parties at the address listed below (or to such other address as shall at any time be designated by any party in writing to the other parties):
(a) by certified U.S. mail, return receipt requested, postage prepaid; (b) by facsimile transmission (provided confirmation of the receipt thereof is obtained); (c) by recognized overnight courier service (e.g., Federal Express); or (d) by hand-delivery:


         To Gryffindor:     Gryffindor Capital Partners I, L.L.C.
                            150 North Wacker Drive, Suite 800
                            Chicago, Illinois 60606
                            Facsimile: (312) 499-1935
                            Attention: Stuart Fuchs

         with a copy to:    Piper Rudnick
                            203 N. LaSalle Street
                            Suite 1800
                            Chicago, IL  60504
                            Attn: Deborah Gersh

         To Provectus:      Provectus Pharmaceuticals, Inc.
                            7327 Oak Ridge Highway, Suite A
                            Knoxville, TN 37931
                            Attention:  Timothy C. Scott, Ph.D., President

         with a copy to:    Baker, Donelson, Bearman & Caldwell
                            2200 Riverview Tower
                            900 South Gay Street
                            Knoxville, TN 37902
                            Attn: David L. Morehous

     All such notices shall be deemed effective (a) when actually delivered or when sent by facsimile (upon electronic confirmation of receipt), (b) three days after being deposited in the United States mail, first class, postage prepaid, or (c) one day after being delivered to a reputable overnight delivery service.

     7.05 Entire Agreement; Integration Clause. This Agreement and the Transaction Documents set forth the entire agreements and understandings of the parties hereto with respect to this transaction, and any prior agreements are hereby merged herein and terminated. The recitals appearing at the beginning of this Agreement are hereby incorporated herein by this reference.

     7.06 No Oral Modification Or Waivers. The terms of this Agreement may not be modified or waived orally, but only by an instrument in writing signed by the party against which enforcement of the modification or waiver (as the case may be) is sought.

     7.07 Governing Law. The laws of the State of Illinois (other than its conflicts of law principles) govern this Agreement and the Transaction Documents except with respect to the following matters which will be governed by the state of incorporation of Provectus and/or its Subsidiaries as applicable: due incorporation and qualifications for good standing, the issuance of Common Stock and other capital stock of Provectus and its Subsidiaries and the Board of Directors of Provectus and its Subsidiaries.

     7.08 Headings. The headings of the paragraphs and sub-paragraphs of this Agreement and the Transaction Documents are inserted for convenience only and do not constitute a part of this Agreement or the Transaction Documents.

     7.09 Severability. To the extent any provision herein violates any applicable law, that provision shall be considered void and the balance of this Agreement shall remain unchanged and in full force and effect.

     7.10 Counterparts. This Agreement may be executed in counterparts. The signature of, or on behalf of, each party does not need to appear on each counterpart, so long as it appears on one or more of the counterparts. All counterparts shall collectively constitute one original document.

     IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written.

                                   GRYFFINDOR CAPITAL PARTNERS I, L.L.C.
                                   By:

                                   By:/s/ Stuart Fuchs
                                      ---------------------------------
                                   Name:Stuart Fuchs
                                   Title:Managing Principal


                                   PROVECTUS PHARMACEUTICALS, INC.
                                   a Nevada corporation


                                   By:/s/ Craig Dees
                                      ---------------------------------
                                   Craig Dees, Ph.D., Chief Executive Officer



                                   /s/ Craig Dees
                                   ------------------------------------
                                   Craig Dees, Ph.D.


                                   THE DEES FAMILY FOUNDATION


                                   By:/s/ Craig Dees
                                      ---------------------------------
                                   Name: Craig Dees
                                   Its:President



                                   /s/ Eric A. Wachter
                                   ------------------------------------
                                   Eric A. Wachter, Ph.D.


                                   THE ERIC A. WACHTER 1998
                                   CHARITABLE REMAINDER UNITRUST


                                   By:/s/ Eric A. Wachter
                                      ---------------------------------
                                   Name:/s/ Eric A. Wachter
                                        -------------------------------
                                   Its: Trustee

                                   /s/ Timothy C. Scott
                                   ------------------------------------
                                   Timothy C. Scott, Ph.D.


                                   THE SCOTT FAMILY INVESTMENT
                                   LIMITED PARTNERSHIP


                                   By: /s/ Timothy C. Scott
                                      ---------------------------------
                                   Name: Timothy C. Scott
                                   Its: General Partner



                                   /s/ Walter Fisher
                                   ------------------------------------
                                   Walter Fisher, Ph.D.


                                   THE FISHER FAMILY INVESTMENT
                                   LIMITED PARTNERSHIP


                                   By: /s/ Walter Fisher
                                      ---------------------------------
                                   Name: Walter Fisher
                                   Its: General Partner


                                   THE WALT FISHER 1998
                                   CHARITABLE REMAINDER UNITRUST


                                   By: /s/ Walter Fisher
                                      --------------------------------
                                   Name: Walter Fisher
                                   Its: Trustee



                                   /s/ John T. Smolik
                                   ----------------------------------
                                   John T. Smolik


                                   THE SMOLIK FAMILY LLP


                                   By: /s/ John T. Smolik
                                      -------------------------------
                                   Name: John T. Smolik
                                   Its: General Partner

                                  SCHEDULE 3.09


                     CONVERTIBLE SECURITIES AND COMMITMENTS



1.   Note and Warrants to be issued pursuant to the Purchase Agreement.

2. 2,000,000 shares of Common Stock have been reserved for issuance upon the exercise of options to be granted pursuant to Provectus's employee stock option plan (the "Plan"). No options have been granted pursuant to the Plan; however, Provectus plans to grant options to employees as shown in the "Employee Stock Options Schedule" beginning on the following page. Grants are expected to be made annually in the spring following the release of Provectus's audited annual financial statements for the preceding fiscal year, with the first grants to be made in the spring of 2003.

3. Upon the consummation of the pending acquisition of Pure-ific, L.L.C. ("Pure-ific"), Provectus will issue the following securities to the members of Pure-ific:

     a. 25,000 shares of Common Stock, which will not be registered under the Securities Act; and
     b. Warrants for the purchase of an aggregate of 80,000 shares of Common Stock.

                         Employee Stock Options Schedule

                                 Options Awarded

Position                                  Year 1       Year 2       Year 3       Year 4       Year 5        Totals

Senior Execs.
CEO                                        75,000       75,000       75,000       75,000       75,000       375,000
President                                  75,000       75,000       75,000       75,000       75,000       375,000
Vice President-Research                    75,000       75,000       75,000       75,000       75,000       375,000
CFO                                        75,000       75,000       75,000       75,000       75,000       375,000

Administration
AP Clerk                                    2,000        2,000        2,000        2,000        2,000        10,000
Secretary                                   2,000        2,000        2,000        2,000        2,000        10,000

Marketing & Sales
VP Marketing Sales                         15,000       15,000       15,000       15,000       15,000        75,000
Sales Manager                                            5,000        5,000        5,000        5,000        20,000
Sales Specialist                                         2,000        2,000        2,000        2,000         8,000
Sales Specialist                                         2,000        2,000        2,000        2,000         8,000
Sales Specialist                                         2,000        2,000        2,000        2,000         8,000
Product Manager                                          2,000        2,000        2,000        2,000         8,000
Product Manager                                          2,000        2,000        2,000        2,000         8,000
Product Manager                                          2,000        2,000        2,000        2,000         8,000
Product Manager                                          2,000        2,000        2,000        2,000         8,000
Secretary                                                2,000        2,000        2,000        2,000         8,000
Secretary                                                2,000        2,000        2,000        2,000         8,000
Secretary                                                             2,000        2,000        2,000         6,000
Secretary                                                                          2,000        2,000         4,000
Clerk                                                    2,000        2,000        2,000        2,000         8,000
Clerk                                                    2,000        2,000        2,000        2,000         8,000
Clerk                                                                 2,000        2,000        2,000         6,000
Clerk                                                                              2,000        2,000         4,000

Research/Reg Affairs
Secretary                                   2,000        2,000        2,000        2,000        2,000        10,000
Secretary                                                             2,000        2,000        2,000         6,000
Reg Affairs Director                                     5,000        5,000        5,000        5,000        20,000
Scientist                                                5,000        5,000        5,000        5,000        20,000
Scientist                                                             5,000        5,000        5,000        15,000
Scientist                                                             5,000        5,000        5,000        15,000
Technician                                               3,000        3,000        3,000        3,000        12,000
Technician                                                            3,000        3,000        3,000         9,000
Technician                                                            3,000        3,000        3,000         9,000

                                  SCHEDULE 3.10


                                STOCKHOLDER LIST


                                                                                                    Percentage
                      Stockholder Name                                Number of Shares             Ownership (1)
------------------------------------------------------------     ---------------------------       -------------
Blankenship, Justeene.......................................                         493,666             5.52%
Dees, H. Craig (2)..........................................     1,397,323
Dees Family Foundation......................................           536
    Dees total:.............................................                       1,397,859            15.62%
Fisher, Walter G............................................       831,880
Fisher Family Investment Limited Partnership................        55,577
Walt Fisher 1998 Charitable Remainder Unitrust..............         9,734
    Fisher total:...........................................                         897,191            10.03%
Hamilton, Daniel R. (2).....................................                         300,000
Scott, Timothy C. (2).......................................     1,341,553
Scott Family Investment Limited Partnership.................        55,966
    Scott total:............................................                       1,397,519             3.35%
Smolik, John T..............................................       848,673
Smolik Family LLP...........................................        48,666
    Smolik total:...........................................                         897,339            10.03%
Wachter, Eric A. (2)........................................     1,405,232
Eric A. Wachter 1998 Charitable Remainder Unitrust..........         4,867
    Wachter total:..........................................                       1,410,099            15.76%

Depository Trust Company (CEDE & Co.) (3)                                            566,283             6.33%

-----------------------------------------------

(1)      Calculated by dividing the total number of shares by 8,945,770, the number of shares outstanding pursuant to
         Section 3.09 of the Purchase Agreement.

(2)      Ownership shown for Messrs. Dees, Hamilton, Scott and Wachter does not include options that may be granted to them pursuant to the Plan.  See Item 2 of Schedule 3.09.
                                                   -------------

(3)      Provectus does not believe that any single person who holds shares in "street name," for whom CEDE & Co. is the record holder, holds more than 5% of the Common Stock.

                                  SCHEDULE 3.13

                               PROPERTY AND ASSETS


1. Intellectual Property Rights are identified on Schedule 3.14.
                                                  -------------

2. Tangible assets are identified on Annex 3.13a attached hereto.
                                     -----------

                                  SCHEDULE 3.14

                          INTELLECTUAL PROPERTY RIGHTS

1.   Intellectual Property Rights

a.   Patents,   patent   applications,   drafts,   and   disclosures,   US   and
     international:

     i. PHO-0001 Method for Improved Selectivity in Photo-Activation of Molecular Agents (Fisher, Wachter and Dees), including the following US patents: A. 5,829,448 B. 5,998,597 C. 6,042,603

     ii. PHO-0002 Method for Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents (Wachter, Fisher and Dees), including the following US patents: A. 5,832,931

     iii. PHO-0003 Method and Apparatus for Treating Biological Contaminants in the Blood Supply (Dees, Smolik and Wachter). Prepared as a first draft in 1998; not forwarded since.

     iv. PHO-101 Universal Activator for Laser Medical Treatment (Wachter, Smolik and Fisher). Prepared as a first draft in 1997; not forwarded since.

     v. PHO-102 Treatment of Pigmented Tissues Using Optical Energy (Dees and Wachter)

     vi. PHO-103 Injectable Collagen and Protein Gels Containing Photoactive Agents (Dees). Prepared as a first draft in 1998; not forwarded since.

     vii. PHO-104    Improved    Methods   and   Apparatus   for    Multi-Photon
          Photo-Activation of Therapeutic Agents (Wachter, Fisher and Smolik)

    viii. PHO-105 Improved Method for Targeted Topical Treatment of Disease (Dees, Scott, Smolik, Wachter and Fisher) ix. PHO-106 Method for Improved Imaging and Photodynamic Therapy (Dees and Scott) x. PHO-107 High Energy Phototherapeutic Agents (Dees, Scott, Smolik and Wachter), including the following US patents: A. 6,331,286

     xi. PHO-108 Method and Agents for Improved Radiation Therapy (Wachter, Smolik and Dees); abandoned April 15, 2002

     xii. PHO-109    Improved    Methods   and   Apparatus   for    Multi-photon
          Photo-activation and Detection of Molecular Agents (Fisher, Wachter, Smolik and Dees)

    xiii. PHO-110 Method for Enhanced Protein Stabilization and for Production of Cell Lines Useful for Production of such Stabilized Proteins (Dees and Smolik), including the following US patents: A. 6,451,597, issued September 17, 2002 B. 6,468,777, issued October 22, 2002

     xiv. PHO-113 Improved Topical Medicaments and Methods for Photodynamic Treatment of Disease (Dees, Scott, Smolik, Wachter and Fisher)

     xv. PHO-119 Improved Intracorporeal Medicaments for Photodynamic Treatment of Disease (Dees, Scott, Wachter, Fisher and Smolik)

     xvi. PHO-120   Improved   Intracorporeal   Medicaments   for  High   Energy
          Phototherapeutic Treatment of Disease (Dees, Scott, Wachter, Fisher and Smolik)

    xvii. PHO-121 Improved Methods and Apparatus for Optical Imaging (Fisher and Wachter)

   xviii. PHO-122  Improved  Medicaments  for  Chemotherapeutic Treatment of
          Disease (Scott and Dees)

     xix. PHO-123 Phototherapeutic Vaccination and Immunotherapy Against Tumors (Dees, Scott and Wachter)

      xx. PRO-201 Combination  Antiperspirant and Antimicrobial Compositions
          (Dees)

     xxi. Method and Apparatus for Permanent Hair Removal (Wachter and Dees)

    xxii. Treatment for Colon Cancer (Dees)

   xxiii. Spatially-Localized  Sequential  Two-Photon  PDT and Imaging  (Fisher,
          Wachter and Smolik)

    xxiv. Method for Delivery of Ultrashort Pulses through an Optical Fiber (Wachter and Fisher)

    xxv.  Biospecific Targeting of Molecules (Dees)

    xxvi. A  Macromolecular  Carrier to  Preferentially  Deliver  Imaging Agents
          (Dees)

   xxvii. Materials and Method for Localizing Immunomodulation (Dees)

  xxviii. Treatment of Autoimmune Disorders (Dees)

   xxix.  Iodinated and Esterified Rhodamine Derivatives (Dees and Besharat)

   xxx.   Ultrasound  Contrast  Using  Halogenated  Xanthenes  (Dees,  Scott and
          Wachter)

b.   Trademarks,  service  marks and  applications  for same;  trade  names:

     i. PHO-118 PulseView

c.   Copyrights:

     i. None

d.   Licenses:
     None pursuant to which Provectus or Xantech have acquired Intellectual Property Rights

e.   Internet domain names and registrations:

     i. www.provectuscorp.com

2. Pursuant to the Patent and Know How License Agreement identified in Item 3 of Schedule 3.24, Photogen Technologies has rights to use the following Intellectual Property Rights in connection with "the research, development, manufacture and commercialization of nanoparticulate x-ray, CT and/or MRI diagnostic imaging agents using radio-opaque molecules containing Iodine that passively target to lymph nodes involved in a disease state following parenteral administration to a mammal to locate, diagnose, and/or treat cancer or other diseases":

     a. PHO-106;  see Item a.ix. above.

     b. PHO-107;  see Item a.x. above.

     c. PHO-108; see Item a.xi. above.

     d. PHO-120; see Item a.xvi. above.

                                  SCHEDULE 3.16


                          INTERESTED PARTY TRANSACTIONS



1. Pursuant to the Stock Ownership and Agency Agreement dated as of November 15, 2002 (the "Ownership Agreement")among Valley, H. Craig Dees, Ph.D., Dees Family Foundation, Walter Fisher, Ph.D., Fisher Family Investment Limited Partnership, Walt Fisher 1998 Charitable Remainder Unitrust, Timothy C. Scott, Ph.D., Scott Family Investment Limited Partnership, John T. Smolik, Smolik Family LLP, Eric A. Wachter, Ph.D., and Eric A. Wachter 1998 Charitable Remainder Unitrust (the "Valley Shareholders"), the issued and outstanding stock of Valley was held by Timothy C. Scott, Ph.D. as Agent for the Valley Shareholders. Upon the consummation of the Merger, Provectus issued an aggregate of 500,007 shares of its Common Stock to the Valley Shareholders, in the following amounts:

                         Name of Valley Shareholder              Number of Provectus Shares Issued
                         --------------------------              ---------------------------------
       Craig Dees, Ph.D.                                                       97,323
       Dees Family Foundation                                                     536
       Walter Fisher, Ph.D.                                                    31,880
       Fisher Family Investment Limited Partnership                            55,577
       Walt Fisher 1998 Charitable Remainder Unitrust                           9,734
       Timothy C. Scott, Ph.D.                                                 41,553
       Scott Family Investment Limited Partnership                             55,966
       John T. Smolik                                                          48,673
       Smolik Family LLP                                                       48,666
       Eric A. Wachter, Ph.D.                                                 105,232
       Eric A. Wachter 1998 Charitable Remainder Unitrust                       4,867
                                                                      --------------------------
                     Total for All Valley Shareholders:                       500,007

       H. Craig Dees is the Chief Executive Officer of Provectus. Timothy C. Scott is the President of Provectus. Eric A. Wachter is the Executive Vice President of Provectus.

                                  SCHEDULE 3.20


                                  SUBSIDIARIES



               Name                    Jurisdiction           % Ownership
               ----                    ------------           -----------
1.  Xantech Pharmaceuticals, Inc.       Tennessee                 100%

                                  SCHEDULE 3.21


                             OFFICERS AND DIRECTORS


1. Directors and officers of Provectus:

          Name                      Title                  Member of Board?
          ----                      -----                  ----------------
H. Craig Dees                Chief Executive Officer            Yes
Timothy C. Scott                   President                    Yes
Daniel R. Hamilton           Chief Financial Officer            No
Eric A. Wachter              Executive Vice President           Yes


2. Directors and officers of Xantech:

        Name                        Title                  Member of Board?
        ----                        -----                  ----------------
H. Craig Dees                Chief Executive Officer            Yes
Timothy C. Scott             President                          Yes
Daniel R. Hamilton           Chief Financial Officer            No
Eric A. Wachter              Executive Vice President           Yes

                                  SCHEDULE 3.22


                             DEBT OWED BY PROVECTUS



Nothing other than debts identified on the Financial Statements.

                                  SCHEDULE 3.23


                             UNDISCLOSED LIABILITIES



  None.

                                  SCHEDULE 3.24


                       MATERIAL CONTRACTS AND OBLIGATIONS



1. Consulting and financial services agreements:

Financial Consulting Services Agreement dated April 23, 2002 between Provectus and Phillip C. Baker
Consulting Agreement dated as of August 15, 2002 between Provectus and Numark
 Capital Corp.
Consulting Agreement dated as of August 15, 2002 between Provectus and Nunzio
 Valerie.
Consulting Agreement dated as of August 28, 2002 between Provectus and Robert
  S. Arndt.

2. Marketing and distribution agreements:

Consulting Contract dated June 1, 2002 between Provectus and Avid Amiri. Consulting Agreement dated June 7, 2002 between Provectus and Nace Pharma, L.L.C Financial Services Agreement dated August 29, 2002 between Provectus and Nace
 Resources, Inc.
Marketing Agreement dated as of November 15, 2002 between Provectus and Vertical
 Investments Corp.

3. The Separation Agreement (as defined in the Purchase Agreement), and the following agreements entered into in connection therewith:

In connection with the Separation Agreement, Xantech assumed the obligation to pay certain royalties to Dr. Wolf pursuant to Section 4.1 of the Settlement Agreement and Mutual Release of Claims dated as of June 13, 2002 among Photogen Technologies, Inc., a Nevada corporation ("Technologies"), Photogen, Inc., a Tennessee corporation (now known as Xantech Pharmaceuticals, Inc. ("Xantech")), The General Hospital Corporation d/b/a Massachusetts General Hospital, and Gerald L. Wolf, Ph.D.

Patent and Know How License Agreement dated as of November 12, 2002 between Technologies and Xantech.
Non-Competition Agreement dated as of November 12, 2002 among Xantech, Craig Dees, Eric A. Wachter, Timothy C. Scott, Walter Fisher, and John T. Smolik (collectively, the "Tennessee Stockholders"), and Technologies, pertaining to the "Therapeutic Business" (as defined in the Separation Agreement).

Non-Competition Agreement dated as of November 12, 2002 among Xantech, the Tennessee Stockholders, and Technologies, pertaining to PH-10.

4. The Reorganization Agreement (as defined in the Purchase Agreement).

                                  SCHEDULE 3.25


                                MATERIAL CHANGES



  None.

                                  SCHEDULE 3.28


                              ENVIRONMENTAL MATTERS


     In the ordinary course of its business, Provectus operates a laboratory and similar research facilities. In the course of these operations, Provectus handles chemicals which may be classified as Hazardous Materials. Chemicals presently in Provectus's inventory are identified on Annex 3.13a to Schedule 3.13; some of these chemicals may be classified as Hazardous Materials. Provectus handles all chemicals, including Hazardous Materials, in compliance with all applicable Environmental Laws and other legal requirements. Provectus has not 1. entered into or been subject to any consent decree, compliance order, or administrative order with respect to any environmental or health and safety matter relating to its business or any of its currently or formerly owned, operated or managed properties or facilities, 2. received notice under the citizen suit provision of any Environmental Law in connection with its business or any of its currently or formerly owned, operated or managed properties or facilities, 3. received any written request for information, demand letter, administrative inquiry, or formal or informal complaint or claim with respect to any environmental or health and safety matter relating to its business or any of its properties or facilities or 4. been subject to any governmental or citizen enforcement action with respect to any environmental or health and safety matter relating to its business or any of its properties or facilities, and has no knowledge that any matters described in clauses 1-4 above will be forthcoming; in any such case as would have or reasonably be expected to have a material adverse effect on Provectus or its operations.

                                  SCHEDULE 3.29


                      LEASEHOLD INTERESTS IN REAL PROPERTY


     Provectus leases its offices at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37932 from the owner of the property pursuant to a verbal agreement providing for a month-to-month lease at a rent of $2800 per month.

                                                                     Exhibit 4.6

                             STOCK PLEDGE AGREEMENT
                             ----------------------


     STOCK PLEDGE AGREEMENT, dated as of November 26, 2002, between PROVECTUS PHARMACEUTICALS, INC. (the "Pledgor"), and GRYFFINDOR CAPITAL PARTNERS I, L.L.C. ("Lender").


                              W I T N E S S E T H:
                              - - - - - - - - - -

     WHEREAS, Pledgor is the record and beneficial owner of all of the issued and outstanding shares of stock of Xantech Pharmaceuticals, Inc. ("Xantech") and the other stock described in Schedule I hereto (the "Pledged Shares") issued by the corporations named therein; and

     WHEREAS, Pledgor has entered into a Senior Secured Convertible Note, dated as of even date herewith (as at any time amended, modified or supplemented, the "Note") with Lender pursuant to which Lender has agreed to make a loan to Pledgor (the "Loan"), the proceeds of which are to be used as set forth in the Note; and

     WHEREAS, in connection with the making of the Loan as evidenced by the Note and as security for all of the Obligations of Pledgor under the Note, the Lender is requiring that Pledgor shall have executed and delivered this Stock Pledge Agreement and granted the security interest contemplated hereby;

     NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained and to induce Lender to make the Loan evidenced by the Note, it is agreed as follows:

     1. Definitions. Unless otherwise defined herein, terms defined in the Note are used herein as therein defined, and the following shall have (unless otherwise provided elsewhere in this Stock Pledge Agreement) the following respective meanings (such meanings being equally applicable to both the singular and plural form of the terms defined):

     "Act" shall have the meaning assigned to such term in Section 8(d) hereof.

     "Agreement" shall mean this Stock Pledge Agreement, including all amendments, modifications and supplements and any exhibits or schedules to any of the foregoing, and shall refer to the Agreement as the same may be in effect at the time such reference becomes operative.

     "Default" shall mean an Event of Default under the Note or any other Transaction Document.

     "Pledged  Collateral"  shall  have the  meaning  assigned  to such  term in
Section 2 hereof.

     "Pledged Shares" shall have the meaning assigned to such term in the first "Whereas" clause hereof.

     "Secured  Obligations"  shall  have the  meaning  assigned  to such term in
Section 3 hereof.

     "Stock" shall mean all shares, options, interests, participations or other equivalents (howsoever designated) of or in a corporation, whether voting or non-voting, including without limitation, common stock, warrants, preferred stock, convertible debentures and all agreements, instruments and documents convertible, in whole or in part, into any one or more or all of the foregoing.

     "Subsidiaries" means with respect to any Person, any corporation association or other entity of which securities or other ownership interest representing more than twenty percent (20%) of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled by such Person or one or more Subsidiaries of such Person or by such person and one or more Subsidiaries of such Person.

     2. Pledge. Pledgor hereby pledges and grants to Lender a first priority security interest in all of the following (the "Pledged Collateral"), except as otherwise provided in Section 7(b):

         (a) the Pledged Shares and the certificates representing the Pledged Shares, and all dividends, cash instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Pledged Shares;

         (b) all additional shares of stock of any issuer of the Pledged Shares from time to time acquired by Pledgor in any manner (which shares shall be deemed to be part of the Pledged Shares) and the certificates representing such shares, and all dividends, cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of such shares; and

         (c) all shares of any Person who, after the date of this Agreement, becomes, as a result of any occurrence, a directly owned Subsidiary of Pledgor (which shares shall be deemed to be part of the Pledged Shares) and the certificates representing such shares, and all dividends, cash, instruments and other property or proceeds from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of such shares.

     3. Security for Obligations. This Agreement secures, and the Pledged Collateral is security for, the prompt payment in full when due, whether at stated maturity, by acceleration or otherwise, and performance of the Obligations, whether for principal, premium, interest, fees, costs and expenses, and all obligations of Pledgor now or hereafter existing under this Agreement and under the Note (collectively, the "Secured Obligations").

    4. Delivery of Pledged Collateral. All certificates representing or evidencing the Pledged Shares shall be delivered to and held by or on behalf of Lender pursuant hereto and shall be accompanied by duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to Lender. Subject to Section 7 hereof, Lender shall have the right, at any time in its discretion and without notice to the Pledgor, to transfer to or to register in the name of Lender or any of its nominees any or all of the Pledged Shares. In addition, also subject to Section 7 hereof, Lender shall have the right at any time to exchange certificates or instruments representing or evidencing Pledged Shares for certificates or instruments of smaller or larger denominations.

     5. Representations and Warranties. Pledgor represents and warrants to Lender that:

         (a) Pledgor is, and at the time of delivery of the Pledged Shares to Lender pursuant to Section 4 hereof will be, the sole holder of record and the sole beneficial owner of the Pledged Collateral pledged by Pledgor free and clear of any lien thereon or affecting the title thereto except for the lien created by this Agreement.

         (b) All of the Pledged Shares have been duly authorized, validly issued and are fully paid and non-assessable.

         (c) Pledgor has the right and requisite corporate authority to pledge, assign, transfer, deliver, deposit and set over the Pledged Collateral pledged by Pledgor to Lender as provided herein.

         (d) None of the Pledged Shares has been issued or transferred in violation of the securities registration, securities disclosure or similar laws of any jurisdiction to which such issuance or transfer may be subject.

         (e) The authorized Stock of each of the issuers listed on Schedule I hereto consists of the number of shares of common and preferred stock, with the number of shares issued and outstanding, that are described in Schedule I hereto. As of the date hereof, there are no existing options, warrants, calls or commitments of any character whatsoever relating to any Stock of any of such issuers.

         (f) No consent, approval, authorization or other order of any Person and no consent, authorization, approval, or other action by, and no notice to or filing with, any governmental authority or regulatory body is required either
(i) for the pledge by Pledgor of the Pledged Collateral pursuant to this Agreement or for the execution, delivery or performance of this Agreement by Pledgor or (ii) for the exercise by Lender of the voting or other rights provided for in this Agreement or the remedies in respect of the Pledged Collateral pursuant to this Agreement, except as may be required in connection with such disposition by laws affecting the offering and sale of securities generally.

         (g) The pledge, assignment and delivery of the Pledged Collateral pursuant to this Agreement will create a valid first priority lien on and a first priority perfected security interest in the Pledged Collateral pledged by Pledgor, and the proceeds thereof, securing the payment of the Secured Obligations.

         (h) This Agreement has been duly authorized, executed and delivered by Pledgor and constitutes a legal, valid and binding obligation of Pledgor enforceable in accordance with its terms.

         (i) The Pledged Shares constitute one hundred percent (100%) of the issued and outstanding shares of Stock of the issuers thereof.

     The representations and warranties set forth in this Section 5 shall survive the execution and delivery of this Agreement.

     6. Covenants. Pledgor covenants and agrees that until the Obligations under the Note have been repaid in full or Lender has otherwise converted all of the outstanding Obligations thereunder in accordance with the terms set forth therein:

         (a) Without the prior written consent of Lender, Pledgor will not sell, assign, transfer, pledge, or otherwise encumber any of its rights in or to the Pledged Collateral pledged by Pledgor or any unpaid dividends or other distributions or payments with respect thereto or grant a lien in any therein except as otherwise permitted by the Note.

         (b) Pledgor will, at its expense, promptly execute, acknowledge and deliver all such instruments and take all such action as Lender from time to time may request in order to ensure to Lender the benefits of the liens in and to the Pledged Collateral intended to be created by this Agreement.

         (c) Pledgor has and will defend the title to the Pledged Collateral and the liens of Lender thereon against the claim of any Person and will maintain and preserve such liens.

         (d)  Pledgor  will,  upon  obtaining  any  additional   shares  of  any
Subsidiaries or of any new indirectly owned Subsidiary, which shares are not already Pledged Collateral, promptly (and in any event within three (3) Business
Days) deliver to Lender a Pledge Amendment, duly executed by Pledgor, in substantially the form of Schedule II hereto (a "Pledge Amendment"), in respect of the additional Pledged Shares which are to be pledged pursuant to this Agreement. Pledgor hereby authorizes Lender to attach each such Pledge Amendment to this Agreement and agrees that all Pledged Shares listed on any Pledge Amendment delivered to Lender shall for all purposes hereunder be considered Pledged Collateral.

     7. Pledgors' Rights. As long as no Default shall have occurred and be continuing and until written notice shall be given to Pledgor in accordance with
Section 8(a) hereof:

         (a) Pledgor shall have the right, from time to time, to vote and give consents with respect to the Pledged Collateral or any part thereof for all purposes not inconsistent with the provisions of this Agreement, the Note, and any other agreement except as otherwise provided in the Purchase Agreement of any of the other Transaction Documents (defined in the Purchase Agreement); provided, however, that no vote shall be cast, and no consent shall be given or action taken, which would have the effect of impairing the position or interest of Lender in respect of the Pledged Collateral or which would authorize or effect (i) the dissolution or liquidation, in whole or in part, of any of its Subsidiaries, (ii) the consolidation or merger of Xantech with any other Person,
(iii) the sale, disposition or encumbrance of all or substantially all of the assets of any of its Subsidiaries, (iv) any change in the authorized number of shares, the stated capital or the authorized share capital of any of its Subsidiaries or the issuance of any additional shares of its Stock, or (v) the alteration of the voting rights with respect to the Stock of any of its Subsidiaries;

         (b) (i)) Pledgor shall be entitled, from time to time, to collect and receive for its own use all cash dividends paid in respect of the Pledged Shares to the extent not in violation of the Note other than any and all (A) dividends paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Pledged Collateral, (B) dividends and other distributions paid or payable in cash in respect of any Pledged Collateral in connection with a partial or total liquidation or dissolution, and (C) cash paid, payable or otherwise distributed in redemption of, or in exchange for, any Pledged
Collateral; provided, however, that until actually paid all rights to such dividends shall remain subject to the lien created by this Agreement; and (ii) all dividends (other than such cash dividends as are permitted to be paid to Pledgor in accordance with clause (i) above) and all other distributions in respect of any of the Pledged Shares of Pledgor, whenever paid or made, shall be delivered to Lender to hold as Pledged Collateral and shall, if received by Pledgor, be received in trust for the benefit of Lender, be segregated from the other property or funds of Pledgor, and be forthwith delivered to Lender as Pledged Collateral in the same form as so received (with any necessary endorsement).

     8. Defaults and Remedies.

         (a) Upon the occurrence of a Default and during the continuation of a Default (provided that such Default is not waived by Lender) and following written notice to Pledgor, Lender (personally or through an agent) is hereby authorized and empowered, to transfer and register in its name or in the name of its nominee the whole or any part of the Pledged Collateral, to exercise the voting rights with respect thereto, to collect and receive all cash dividends and other distributions made thereon, to sell in one or more sales after ten
(10) days' notice of the time and place of any public sale or of the time after which a private sale is to take place (which notice Pledgor agrees is commercially reasonable), but without any previous notice or advertisement, the whole or any part of the Pledged Collateral and to otherwise act with respect to the Pledged Collateral as though Lender was the outright owner thereof, Pledgor hereby irrevocably constituting and appointing Lender as the proxy and attorney-in-fact of Pledgor, with full power of substitution to do so; provided, however, Lender shall not have any duty to exercise any such right or to preserve the same and shall not be liable for any failure to do so or for any delay in doing so. Any sale shall be made at a public or private sale at Lender's place of business, or at any public building in Chicago or elsewhere to be named in the notice of sale, either for cash or upon credit or for future delivery at such price as Lender may deem fair, and Lender may be the purchaser of the whole or any part of the Pledged Collateral so sold and hold the same thereafter in its own right free from any claim of such Pledgor or any right of redemption. Each sale shall be made to the highest bidder, but Lender reserves the right to reject any and all bids at such sale which, in its discretion, it shall deem inadequate. Demands of performance, except as otherwise herein specifically provided for, notices of sale, advertisements and the presence of property at sale are hereby waived and any sale hereunder may be conducted by an auctioneer or any officer or agent of Lender.

         (b) If, at the original time or times appointed for the sale of the whole or any part of the Pledged Collateral, the highest bid, if there be but one sale, shall be inadequate to discharge in full all the Secured Obligations, or if the Pledged Collateral be offered for sale in lots, if at any of such sales, the highest bid for the lot offered for sale would indicate to Lender, in its discretion, the unlikelihood of the proceeds of the sales of the whole of the Pledged Collateral being sufficient to discharge all the Secured Obligations, Lender may, on one or more occasions and in its discretion, postpone any of said sales by public announcement at the time of sale or the time of previous postponement of sale, and no other notice of such postponement or postponements of sale need be given, any other notice being hereby waived; provided, however, that any sale or sales made after such postponement shall be after ten (10) days' notice to Pledgor.

         (c) In the event of any sales hereunder, Lender shall, after deducting all costs or expenses of every kind (including reasonable attorneys' fees and disbursements) for care, safekeeping, collection, sale, delivery or otherwise, apply the residue of the proceeds of the sales to the payment or reduction, either in whole or in part, of the Secured Obligations in accordance with the agreements and instruments governing and evidencing the Secured Obligations, returning the surplus, if any, to Pledgor.

         (d) If, at any time when Lender shall determine to exercise its rights to sell the whole or any part of the Pledged Collateral hereunder, such Pledged Collateral or the part thereof to be sold shall not, for any reason whatsoever, be effectively registered under the Securities Act of 1933, as amended (or any similar statute then in effect) (the "Act"), Lender may, in its discretion (subject only to applicable requirements of law), sell such Pledged Collateral or part thereof by private sale in such manner and under such circumstances as Lender may deem necessary or advisable, but subject to the other requirements of this Section 8, and shall not be required to effect such registration or to cause the same to be effected. Without limiting the generality of the foregoing, in any such event Lender in its discretion (i) may, in accordance with applicable securities laws, proceed to make such private sale notwithstanding that a registration statement for the purpose of registering such Pledged Collateral or part thereof could be or shall have been filed under the Act (or similar statute), (ii) may approach and negotiate with a single possible purchaser to effect such sale, and (iii) may restrict such sale to a purchaser who will represent and agree that such purchaser is purchasing for its own account, for investment and not with a view to the distribution or sale of such Pledged Collateral or part thereof. In addition to a private sale as provided above in this Section 8, if any of the Pledged Collateral shall not be freely distributable to the public without registration under the Act (or similar statute) at the time of any proposed sale pursuant to this Section 8, then Lender shall not be required to effect such registration or cause the same to be effected but, in its discretion (subject only to applicable requirements of law), may require that any sale hereunder (including a sale at auction) be conducted subject to restrictions (iv) as to the financial sophistication and ability of any Person permitted to bid or purchase at any such sale, (v) as to the content of legends to be placed upon any certificates representing the Pledged Collateral sold in such sale, including restrictions on future transfer thereof, (vi) as to the representations required to be made by each Person bidding or purchasing at such sale relating to that Person's access to financial information about Pledgor and such Person's intentions as to the holding of the Pledged Collateral so sold for investment, for its own account, and not with a view of the distribution thereof, and (vii) as to such other matters as Lender may, in its discretion, deem necessary or appropriate in order that such sale (notwithstanding any failure so to register) may be effected in compliance with the Code and other laws affecting the enforcement of creditors' rights and the Act and all applicable state securities laws.

         (e) Pledgor acknowledges that notwithstanding the legal availability of a private sale or a sale subject to the restrictions described above in paragraph (d), Lender may, in its discretion, elect to register any or all the Pledged Collateral under the Act (or any applicable state securities law) in accordance with its rights hereunder. Pledgor, however, recognizes that Lender may be unable to effect a public sale of any or all the Pledged Collateral and may be compelled to resort to one or more private sales thereof. Pledgor also acknowledges any such private sale (conducted in a commercially reasonable manner for private sales) may result in prices and other terms less favorable to the seller than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner. Lender shall be under no obligation to delay a sale of any of the Pledged Collateral for the period of time necessary to permit the registrant to register such securities for public sale under the Act, or under applicable state securities laws, even if Pledgor or issuer of the Pledged Collateral would agree to do so.

         (f) Pledgor agrees that following the occurrence and during the continuance of a Default it will not at any time plead, claim or take the benefit of any appraisal, valuation, stay, extension, moratorium or redemption law now or hereafter in force in order to prevent or delay the enforcement of this Agreement, or the absolute sale of the whole or any part of the Pledged Collateral or the possession thereof by any purchaser at any sale hereunder, and Pledgor waives the benefit of all such laws to the extent it lawfully may do so. Pledgor agrees that it will not interfere with any right, power and remedy of Lender provided for in this Agreement or now or hereafter existing at law or in equity or by statute or otherwise, or the exercise or beginning of the exercise by Lender of any one or more of such rights, powers, or remedies. No failure or delay on the part of Lender to exercise any such right, power or remedy and no notice or demand which may be given to or made upon Pledgor by Lender with respect to any such remedies shall operate as a waiver thereof, or limit or impair Lender's right to take any action or to exercise any power or remedy hereunder, without notice or demand, or prejudice its rights as against Pledgor in any respect.

         (g) Pledgor further agrees that a breach of any of the covenants contained in this Section 8 will cause irreparable injury to Lender, that Lender has no adequate remedy at law in respect of such breach and, as a consequence, agrees that each and every covenant contained in this Section 8 shall be specifically enforceable against Pledgor, and Pledgor hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants except for a defense that the Secured Obligations are not then due and payable in accordance with the agreements and instruments governing and evidencing such obligations.

     9. Application of Proceeds. Any cash held by Lender as Pledged Collateral and all cash proceeds received by Lender in respect of any sale of, liquidation of, or other realization upon all or any part of the Pledged Collateral shall be applied by Lender as follows:

         (a) First, to the payment of the costs and expenses of such sale, including reasonable compensation to Lender and its agents and counsel, and all expenses, liabilities and advances made or incurred by Lender in connection therewith;

         (b) Next, to the payment of the Secured Obligations; and

         (c) Finally, after payment in full of all Secured Obligations, to the payment to Pledgor, or its successors or assigns, or to whomsoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct, of any surplus then remaining from such proceeds.

     10. Waiver. No delay on Lender's part in exercising any power of sale, lien, option or other right hereunder, and no notice or demand which may be given to or made upon Pledgor by Lender with respect to any power of sale, lien, option or other right hereunder, shall constitute a waiver thereof, or limit or impair Lender's right to take any action or to exercise any power of sale, lien, option, or any other right hereunder, without notice or demand, or prejudice Lender's rights as against Pledgor in any respect.

     11. Assignment. Lender may assign, indorse or transfer any instrument evidencing all or any part of the Secured Obligations as provided in, and in accordance with, the Note, and the holder of such instrument shall be entitled to the benefits of this Agreement.

     12. Termination. Immediately following the payment of all Secured Obligations, Lender shall deliver to Pledgor the Pledged Collateral pledged by Pledgor at the time subject to this Agreement and all instruments of assignment executed in connection therewith, free and clear of the liens hereof, and any assignment required to be executed by Lender to effect such redelivery and, except as otherwise provided herein, all of Pledgor's obligations hereunder shall at such time terminate.

     13. Lien Absolute. All rights of Lender hereunder, and all obligations of Pledgor hereunder, shall be absolute and unconditional irrespective of:

         (a) any lack of validity or enforceability of the Note, any Security Document or any other agreement or instrument governing or evidencing any Secured Obligations;

         (b) any change in the time, manner or place of payment of, or in any other term of, all or any part of the Secured Obligations, or any other amendment or waiver of or any consent to any departure from the Note, any Transaction Document or any other agreement or instrument governing or evidencing any Secured Obligations;

         (c) any exchange, release or non-perfection of any other collateral, or any release or amendment or waiver of or consent to departure from any guaranty, for all or any of the Secured Obligations; or

         (d) any other circumstance which might otherwise constitute a defense available to, or a discharge of, Pledgor.

     14. Release. Pledgor consents and agrees that Lender may at any time, or from time to time, in its discretion exchange, release and/or surrender all or any of the Pledged Collateral, or any part thereof, by whomsoever deposited, which is now or may hereafter be held by Lender in connection with all or any of the Secured Obligations; all in such manner and upon such terms as Lender may deem proper, and without notice to or further assent from Pledgor, it being hereby agreed that Pledgor shall be and remain bound upon this Agreement, irrespective of the existence, value or condition of any of the Pledged
Collateral, and notwithstanding any such change, exchange, settlement, compromise, surrender, release, renewal or extension, and notwithstanding also that the Secured Obligations may, at any time exceed the aggregate principal amount thereof set forth in the Note, or any other agreement governing any

Secured Obligations. Pledgor hereby waives notice of acceptance of this Agreement, and also presentment, demand, protest and notice of dishonor of any and all of the Secured Obligations, and promptness in commencing suit against any party hereto or liable hereon, and in giving any notice to or of making any claim or demand hereunder upon such Pledgor. No act or omission of any kind on Lender's part shall in any event affect or impair this Agreement.

     15. Indemnification. Pledgor agrees to indemnify and hold Lender harmless from and against any taxes, liabilities, claims and damages, including reasonable attorney's fees and disbursements, and other expenses incurred or arising by reason of the taking or the failure to take action by Lender, in good faith, in respect of any transaction effected under this Agreement or in connection with the lien provided for herein, including, without limitation, any taxes payable in connection with the delivery or registration of any of the Pledged Collateral as provided herein (collectively "Indemnified Claims").
Whether or not the transactions contemplated by this Agreement shall be consummated, Pledgor agrees to pay to Lender all out-of-pocket costs and expenses incurred in connection with this Agreement and all reasonable fees, expenses and disbursements, including registration costs under the Act (or similar statute) and the reasonable fees of Lender's agents or representatives, incurred in connection with the execution and delivery of this Agreement and the performance by Lender of the provisions of this Agreement and of any transactions effected in connection with this Agreement. The obligations of Pledgor under this Section 15 shall survive the termination of this Agreement. The foregoing notwithstanding, the indemnity provided for herein shall not apply to any Indemnified Claim of Lender if a court of competent jurisdiction determines that such Indemnified Claim is the result of the gross negligence or willful misconduct of Lender.

     16. Reinstatement. This Agreement shall remain in full force and effect and continue to be effective should any petition be filed by or against Pledgor for liquidation or reorganization, should Pledgor become insolvent or make an assignment for the benefit of creditors or should a receiver or trustee be appointed for all or any significant part of Pledgor's assets, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the Secured Obligations, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned, and in any such case, the Secured Obligations shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

     17. Miscellaneous.

         (a) Lender may execute any of its duties hereunder by or through agents or employees and shall be entitled to advice of counsel concerning all matters pertaining to its duties hereunder.

         (b) Pledgor agrees to promptly reimburse Lender for actual out-of-pocket expenses, including, without limitation, reasonable counsel fees, incurred by Lender in connection with the administration and enforcement of this Agreement.

         (c) Neither Lender nor any of its officers, directors, employees, agents or counsel shall be liable for any action lawfully taken or omitted to be taken by it or them hereunder or in connection herewith, except for its or their own gross negligence or willful misconduct.

         (d) This Agreement shall be binding upon Pledgor and its successors and assigns, and shall inure to the benefit of, and be enforceable by, Lender and its respective successors and assigns, and shall be governed by, and construed and enforced in accordance with, the internal laws in effect in the State of Illinois without giving effect to principles of choice of law, and none of the terms or provisions of this Agreement may be waived, altered, modified or amended except in writing duly signed for and on behalf of Lender and Pledgor.

     18. Severability. If for any reason any provision or provisions hereof are determined to be invalid and contrary to any existing or future law, such invalidity shall not impair the operation of or effect those portions of this Agreement which are valid.

     19. Notices. Except as otherwise provided herein, whenever it is provided herein that any notice, demand, request, consent, approval, declaration or other communication shall or may be given to or served upon any of the parties by another, or whenever any of the parties desires to give or serve upon another any communication with respect to this Agreement, each such notice, demand, request, consent, approval, declaration or other communication shall be in writing, addressed as follows:

        If to Lender, at:         Gryffindor Capital Partners I, L.L.C.
                                  150 North Wacker Drive, Suite 800
                                  Chicago, Illinois 60606
                                  Attn:  Stuart Fuchs
                                  Facsimile No.: (312) 499-1935

                                  With a copy to:

                                  Piper Rudnick
                                  203 North LaSalle Street
                                  Chicago, Illinois 60601
                                  Attn: Deborah Gersh, Esq.
                                  Facsimile No. (312) 630-5371

        If to Pledgor, at:        Provectus Pharmaceuticals, Inc.
                                  7327 Oak Ridge Highway, Suite A
                                  Knoxville, TN  37931
                                  Attention: Timothy C. Scott, Ph.D., President
                                  Facsimile No. (865) 539-9654

                                  With a copy to:

                                  Baker, Donelson, Bearman & Caldwell
                                  2200 Riverview Tower
                                  900 South Gay Street
                                  Knoxville, TN  37902
                                  Attn:  David L. Morehous, Esq.
                                  Facsimile No. (865) 633-7120

     or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Every notice, demand, request, consent, approval, declaration or other communication hereunder shall be deemed to have been duly given or served on the date on which personally delivered, in person, by delivery service or by overnight courier service, with receipt acknowledged, on the date of telecopy transmission or three (3) days after the same shall have been deposited in the United States mail, postage prepaid. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall in no way adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

     20. Section Titles. The Section titles contained in this Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     21.  Counterparts.  This  Agreement  may  be  executed  in  any  number  of
counterparts,   which  shall,   collectively  and  separately,   constitute  one
agreement.

     22. Conflict of Terms. Except as otherwise explicitly provided in this Agreement, if any provision contained in this Agreement is in conflict with or inconsistent with any provision in the Note, the provision contained in the Note shall govern and control, to the extent of such conflict or inconsistency.

                          [Signature Page(s) to Follow]

     IN WITNESS WHEREOF, the parties hereto have caused this Stock Pledge Agreement to be duly executed as of the date first written above.

                                         PLEDGOR:

                                         PROVECTUS PHARMACEUTICALS, INC.


                                         By: /s/ Timothy C. Scott
                                            ------------------------------
                                         Name:  Timothy C. Scott
                                         Title: President


     Accepted and agreed to in Chicago, Illinois as of this 26th day of November, 2002

                                         GRYFFINDOR CAPITAL PARTNERS I, L.L.C.


                                         By: /s/ Stuart Fuchs
                                            ------------------------------
                                         Name:  Stuart Fuchs
                                         Title: Managing Principal

                                   SCHEDULE I
                                   ----------
                          to the Stock Pledge Agreement





                                   Class of       Certificate      Number of
          Issuer                    Stock            No(s).         Shares
          ------                   --------       -----------      ---------
Xantech Pharmaceuticals, Inc.

                                   SCHEDULE II
                                   -----------
                          to the Stock Pledge Agreement


                                PLEDGE AMENDMENT
                                ----------------


     This Pledge Amendment, dated ______________________, 2002 is delivered pursuant to Section 6(d) of the Stock Pledge Agreement referred to below. The undersigned hereby agrees that this Pledge Amendment may be attached to that certain Stock Pledge Agreement, dated as of November 26, 2002, by the undersigned, as Pledgor, to Gryffindor Capital Partners I, L.L.C. and that the Pledged Shares listed on this Pledge Amendment shall be and become a part of the Pledged Collateral referred to in said Stock Pledge Agreement and shall secure all Secured Obligations referred to in said Stock Pledge Agreement.



                                        -----------------------------------




                                               Certificate        Number of
        Issuer          Class of Stock            No(s).            Shares
        ------          --------------         -----------        ---------

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

                          Common Share Purchase Warrant

                             Date: January 29, 2003
--------------------------------------------------------------------------------
                  Transfer Restricted - See Section Article IX

     Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Corporation"), hereby certifies that, for value received, Investor-Gate.com (the "Holder"), is entitled, on the terms and subject to the conditions set forth herein, to purchase from the Corporation, up to Twenty-Five Thousand (25,000) of the Corporation's Common Shares, as defined in Section 6.4 (the "Warrant Shares"), at a price of Seventy-Five Cents ($0.75) per Warrant Share (the "Exercise Price"). This Warrant shall be exercisable at any time and from time to time during the period beginning on the date set forth above and ending on the date which is 18 months thereafter (the "Exercise Period"). The number of Common Shares issuable upon the exercise of this Warrant and the Exercise Price per share shall be subject to adjustment from time to time as set forth herein.

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

     (b) Subject to Section Article IX hereof, upon the surrender of this Warrant and payment of the aggregate Exercise Price in accordance with Section 2(a), the Corporation shall issue, and shall deliver to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate or certificates for the number of whole Warrant Shares so purchased (or the other securities or property to which the Holder is entitled pursuant to Section 3 of this Warrant), together with cash as provided in Section 2(d) in respect of any fractional Warrant Shares otherwise issuable upon such exercise.

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

     (d) The  Corporation  shall not be  required  to issue  fractional  Warrant
Shares on the  exercise  of  Warrants.  If,  except for the  provisions  of this
Section 2(d), any fraction of a Warrant Share would be exercisable upon the exercise of any Warrant or specified portion thereof, the Corporation shall pay at the time of exercise an amount in cash equal to such fraction of a Warrant Share, multiplied by the fair market value of a Common Share on the Business Day prior to the date of exercise, computed to the nearest whole cent.

3. ANTIDILUTION PROVISIONS

     (a) In the event that, at any time or from time to time after the Effective Date, the Corporation (i) shall pay a dividend or make a distribution on the Common Shares payable in Common Shares or other shares of the Corporation's capital stock, (ii) shall subdivide the outstanding Common Shares into a larger number of Common Shares or other equity securities of the Corporation, (iii) shall combine the outstanding Common Shares into a smaller number of Common Shares or other equity securities of the Corporation, or (iv) shall increase or decrease the number of Common Shares outstanding by reclassification of the Common Shares; then:

          (A) the number of Common Shares issuable upon the exercise of any Warrant shall be a number of shares equal to the product of (I) the number of Common Shares that the Holder of this Warrant would have been entitled to receive if this Warrant had been exercised immediately prior to the event (or, in the case of a dividend or distribution described in clause
     (i) above, immediately prior to the record date therefor) and (II) a fraction, the numerator of which shall be the total number of Common Shares outstanding immediately after the completion of the event described above and the denominator of which shall be the total number of Common Shares outstanding immediately prior to the happening of the event described above; and

          (B) subject to Section 3(e), the Exercise Price shall be a price per share equal to the Exercise Price in effect immediately prior to the event, divided by the fraction calculated in accordance with clause (A)(II) above.

     An adjustment made pursuant to this Section 3(a) shall become effective immediately after the effective date of the event, retroactive to the record date for the event in the case of a dividend or distribution in Common Shares or other shares of the Corporation's capital stock.

     (b) Except as provided in Section 3(c), in the event of a Combination, the Holder shall have the right to receive, upon exercise of this Warrant, the kind and amount of shares of capital stock or other securities or property which such Holder would have been entitled to receive upon or as a result of such Combination had this Warrant been exercised immediately prior to the Combination. Unless Section 3(c) applies to the Combination, the Corporation shall provide that the surviving or acquiring Person in the Combination (the "Successor Corporation") will confirm the Holder's rights pursuant to this
Section 3(b) and provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 3. The provisions of this Section 3(b) shall apply to successive Combinations involving any Successor Corporation.

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

     (d) Except as provided in Section 9.5 of this Warrant,  this  Warrant,  any

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


                                          PROVECTUS PHARMACEUTICALS, INC.,
                                          a Nevada corporation

                                            By:

                                            Name:

                                            Title:


ACCEPTED AND AGREED to as of the date first set forth above:

INVESTOR-GATE.COM

     By:
         --------------------------------------------

     Name:
           ------------------------------------------

     Title:
            -----------------------------------------

                                    EXHIBIT A


                           NOTICE OF WARRANT EXERCISE


     Pursuant to the Warrant dated January __, 2002 for the purchase of up to Twenty-Five Thousand (25,000) common shares, $.001 par value (the "Warrant Shares"), of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Corporation"), issued by the Corporation to the undersigned, the Holder hereby irrevocably elects to exercise the Warrant as to ______________ Warrant Shares, and herewith tenders payment for such Warrant Shares to the order of Provectus Pharmaceuticals, Inc. (or its successor) in the amount of _______________________________ Dollars ($__________.00) in accordance with the terms of the Warrant.


Dated:                       ,
       ----------------------  -------------

                                                -------------------------------
                                                    Signature of Owner

      The signature must correspond with the name as written upon the face of the Warrant in every particular, without alteration or
                      enlargement or any change whatsoever.

Securities and/or checks should be issued to:

         Please insert social security or identifying number:

         Name:

         Street Address:

         City, State and Zip Code:



A new Warrant the number of Warrant Shares as to which the Warrant has not been exercised should be issued to:

         Please insert social security or identifying number:

         Name:

         Street Address:

         City, State and Zip Code:

                                                                    Exhibit 10.6

                                                 Nace Pharma, llc
                                                 69 MacArthur Loop
                                                 Highland Park, Il 60035

June 7, 2002

Craig Dees, Ph.D.
Chief Executive Officer
Provectus Pharmaceuticals, Inc.
7327 Oak Ridge Highway, Suite B
Knoxville, TN 37931

Dear Craig:

     Thank you for your prompt responses to earlier versions of our proposal. As discussed, Nace Pharma, LLC ("Nace") is prepared to enter into an agreement with Provectus Pharmaceuticals, Inc. ("Provectus") to represent your company as its agent authorized to solicit offers to license or options to license its products to the pharmaceutical companies listed in Exhibit A. In order to strike a fair balance between your reasonable desire not to be tied to an "exclusive" representation arrangement with Nace Pharma and our objective to be fairly compensated for an initiative of our which results in a license or option to license agreement of Provectus new chemical entity, we agree as follows:

     If Nace introduces Provectus to one or more of the companies on Exhibit A, and if our introduction leads to a meeting between Provectus and the prospect and the execution of a Provectus CDA by the prospect, then and only then would we be "protected" with respect to that particular company for a period of two years from the date of the CDA, or until the Nace Pharma contact declines the technology, whichever is sooner.

     The intention of the parties is to leverage the relationships developed by Dr. Michael H. Davidson and Stuart Fuchs, the members of Nace, to the benefit of Provectus. As founder and CEO of the Chicago Center for Clinical Research, one of the largest site management organizations, Dr. Davidson has developed professional and social ties to a large number of CEOs and research director of Big Pharmas and other ethical drug companies, and has served as Principal Investigator or advised on numerous clinical trials. Stuart Fuchs has since 1995 been involved in funding several biotech companies, particularly in the field of cancer therapeutics. Formed in 1997, Nace Pharma seeks to bridge the chasm between the innovative biotech companies like Provectus and pharmaceutical companies interested in augmenting their pipeline of drugs in development by in-licensing promising new chemical entities.

     The subject of our agreement is XANTRYL and PROVECTA, pharmaceutical compositions based on a common halogenated xanthene, and related chemical entities ("XANTRYL" and "PROVECTA") which employ one or more of the following techniques:

     1. Photodynamic Therapy: Topical Application of XANTRYL with Green Light or other means of photonic excitation to treat psoriasis, actinic keratosis, basal cell carcinoma, and other forms of skin cancer.

     2. Radiosensitization: Injection, ingestion or intratumoral injection of doses of PROVECTA using ionizing radiation to produce photolysis in targeted cancer cells.

     3. Chemoablation: Lightly concentrated doses of PROVECTA injected intratumorally, which without activation by light or ionizing radiation effect chemoablation of targeted lesions of hepatocellular carcinoma, breast cancer and other "focal" cancers.

     Other new chemical entities discovered by Provectus could be included in our agreement by mutual agreement of the parties.

     Provectus agrees to reimburse Nace for travel and other reasonable out-of-pocket expenses actually incurred in connection with our solicitation efforts on behalf of Provectus pursuant to this agreement; provided, however, that any reimbursable expense in excess of $1,000 are subject to prior approval in writing by Craig Dees or other duly authorized officer of Provectus.

     Nace's fees would consist of the following:

Upfront Warrants

     In order to provide Nace with the incentive to get started, Provectus agrees to grant Nace upon the signing of this Agreement 3 year warrants to purchase 100,000 shares of restricted common stock at an exercise price equal to the weighted average price of the stock over the preceding 30 trading days. The warrants would include "piggyback" registration rights, but would vest only upon the signing of the initial transaction with one of the companies listed on Exhibit A in an estimated amount of no less than $10 million dollars. For purposes of this paragraph only, the estimated value of the contract will be based upon revenues of any kind, including all fees, joint development expenses, payments in kind and work in kind.

Cash Fees

     In addition, Nace would earn 2.5% of the first $50 million of any cumulative revenues paid to Provectus by any of the potential licensees listed on Exhibit A, and 5.0% of any cumulative revenues above $50 million. For purposes of this paragraph, "revenues" are defined to include milestone payments and exclude any work in kind or payments in kind, as well as any amounts paid to Provectus pursuant to joint development contracts. The case fees earned by Nace are due and payable within thirty (30) days of the actual receipt by Provectus of revenues as defined in this paragraph.

     If this proposal is acceptable to you, please sign in the appropriate space. In order to introduce you and other members of the Provectus management team to Dr. Michael Davidson, I'd be delighted to arrange a meeting or conference call at a mutually convenience time and place.

     Thanks again for your kind consideration. Michael and I look forward to a long and mutually profitable association with Provectus Pharmaceuticals.

Sincerely,

/s/  STUART FUCHS
---------------------------------------------



 Stuart Fuchs

cc: Dr. Michael H. Davidson

AGREED:

Provectus Pharmaceuticals, Inc.


/s/  CRAIG DEES
---------------------------------------------



Craig Dees, Ph.D.
Chief Executive Officer

                Exhibit A to Letter Agreement dated June 7, 2002

                                     between

               Nace Pharma llc and Provectus Pharmaceuticals, Inc.


Amersham plc

Amgen Inc.

Astra Zeneca

Bristol Meyers Squibb

Relaint

Pfizer

Abbott

Medline

Novartis

Aventis

Bayer

Pharmacia

Wyeth

Varian

                                                                   Exhibit 10.15
                                                                   -------------


                           MATERIAL TRANSFER AGREEMENT
                           ---------------------------
                               (SCHERING RECEIPT)
                               ------------------

     THIS MATERIAL TRANSFER AGREEMENT ("Agreement") is made as of this 31st day of , , ("Effective Date"), by and between SCHERING-PLOUGH ANIMAL HEALTH CORPORATION (hereinafter, referred to as "Schering"), a Delaware corporation, having its principal office located at 1095 Morris Avenue, Union, New Jersey 07083, and (hereinafter, referred to as "Supplier"), , having its principal office located at .

                                   WITNESSETH:
                                   -----------

     WHEREAS, Schering and Supplier desire to contract for the exchange of the Information (as hereinafter defined) relating to the Material (as hereinafter defined) on the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the premises and the mutual agreements and covenants set forth in this Agreement, Schering and Supplier hereby agree as follows:


     1. Definitions. For purposes of this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

          1.01 "Agents" shall mean any officer, director, employee, and agent of a Party.

          1.02 "Commercial Purpose" shall mean (a) the sale, lease, license, or other transfer of the Material or Modifications or (b) use of the Material or Modifications by any Person, including Schering to (i) perform contract research, (ii) screen compound libraries, (iii) produce or manufacture products for general sale; or (iv) conduct research activities that result in any sale, lease, license, or transfer of the Material or Modifications.

          1.03 "Developments" shall mean all ideas, concepts, discoveries, inventions, developments, know-how, trade secrets, techniques, methodologies, modifications, innovations, improvements, writings, documentation, data and rights (whether or not protectable under state, federal, or foreign patent, trademark, copyright or similar laws), incorporating or requiring the use of the Material, that are discovered, developed, created, conceived, or reduced to practice by Schering, independently or in conjunction with any Person, during the term of this Agreement, including, without limitation, New Substances and New Uses.

          1.04 "Effective Date" shall have the meaning set forth in the introductory paragraph to this Agreement.

          1.05 "Field" shall mean the veterinary field, including, without limitation, any and all applications for non-human animals.

          1.06 "Findings" shall mean any observations, studies, conclusions, or Results arising out of Schering's evaluation of the Material.

          1.07 "Information" shall mean all tangible and intangible information, including, without limitation, technical, financial, commercial and proprietary information, know-how, and trade secrets of any description, whether created or produced by Schering, Supplier, or any Person on behalf of Schering and/or Supplier, that concerns or relates to the Material or is otherwise acquired in anticipation of, during, or as a result of, or in any way connected with, this Agreement, and
          (a) if disclosed in writing, graphically, or by any means or way of sample or specimen, is marked "Confidential" when disclosed, or (b) if disclosed orally, is reduced to writing within thirty (30) days from the date of such oral disclosure and is marked "Confidential."

          1.08 "Material" shall mean the eukaryotic expression vector with the HSP70 gene running off a B-actin promoter, with the usual antibiotic resistance inserts for cloning purposes (ampicillin and geneticin resistance), resulting in an HSP70 increase in Schering's Vero cells of about 4-16x over normal levels, and any Progeny and Unmodified Derivatives (including, without limitation, expression products, subclones, sub-units or fractionations).

          1.09 "Modifications" shall mean any substances created by Schering which contain or incorporate the Material or derived by chemical modification of the Material.

          1.10 "New Substance" shall mean any material first produced or isolated by Schering with or by the use of the Material.

          1.11 "New Use" shall mean any new use of the Material, including, without limitation, new therapeutic uses or methods of treatment discovered by Schering.

          1.12 "Party" shall mean Schering or Supplier; "Parties" shall mean Schering and Supplier.

          1.13 "Patent Rights" shall mean the following patents and patent applications: (a) Patent No. US 6,495,360 B1 (issued December 17,
          2002), (b) Patent No. US 6,451,597 B2 (issued September 17, 2002), (c)
          Patent No. US 6,541,233 B2 (issued April 1, 2003), and (d) Patent No. US 6,468,777 B2 (issued October 22, 2002), including all foreign counterparts thereof, and any and all divisions, continuations, continuation-in-part, patents of addition, reissues, renewals, extensions, registrations, confirmations, re-examinations, any provisional applications, supplementary protection certificates, or the like, of any such patents, patent applications and foreign equivalents thereof, which, during the term of this Agreement, are owned by Supplier or to which Supplier, through license or otherwise, has or acquires rights.

          1.14 "Person" shall mean (a) any corporation, partnership, joint venture, joint stock company, association, trust, business trust, estate, unincorporated organization, or other business entity, (b) any government or agency, division or subdivision thereof, or (c) any individual.

          1.15 "Progeny" shall mean an unmodified descendent generated from the Material, such as a virus, cell from cell, or organism from organism.

          1.16 "Purpose" shall have the meaning set forth in Section 2 hereof.

          1.17 "Results" shall mean any and all results, know-how, Findings, and knowledge related to the Material achieved or obtained by or on behalf of Schering.

          1.18 "Territory" shall mean all of the countries in the world.

          1.19 "Unmodified Derivative" shall mean any substance created by the Supplier which constitutes an unmodified functional subunit or product expressed by or generated from the original Material, including, but not limited to, subclones of unmodified cell lines, purified or fractionated subsets of the original Material, proteins expressed by DNA/RNA supplied by Supplier, or monoclonal antibodies secreted by a hybridoma cell lines.

     2. Scope. During the term of this Agreement, Schering shall have the right to use the Material in accordance with the terms and conditions of this Agreement for the sole and limited purpose of evaluating the Material and determining if the Material may be used for Commercial Purposes or any other purpose agreed to by the Parties ("Purpose"). Within a period of thirty (30) days from the completion of the Purpose, Schering shall notify Supplier in writing of its intention to use the Material for Commercial Purposes, and the Parties agree to enter into a license agreement, under which Supplier shall grant to Schering an exclusive license (with right to grant sublicenses) to develop the Material under the Patent Rights for Commercial Purposes in the Field within the Territory. Such license agreement shall include, without limitation, the milestone payments set forth on Exhibit A hereof.

     3. Obligations of Schering.
        ------------------------

          3.01 During the term of this Agreement and for a period of five (5) years from the date of expiration or termination of this Agreement, Schering shall: (a) protect and hold in confidence the Information of Supplier; (b) not disclose or use, or cause to be disclosed or used, such Information to or by any Person except with the prior written consent of Supplier and in accordance with this Agreement; (c) handle, preserve, and protect such Information with at least the same degree of care Schering affords its own confidential information; and (d) use diligent efforts to ensure that each of its Agents preserves and protects the confidentiality of such Information.

          3.02 Schering's duty of confidentiality under this Section 3 shall not apply to any Information of Supplier that:

               (a) was demonstrably known to Schering prior to the date such Information was disclosed by Supplier;

               (b) was known or available generally to the public prior to the date such Information was disclosed by Supplier;

               (c) becomes known or available generally to the public, subsequent to the date such Information was disclosed by Supplier, through no act of Schering in violation of this Agreement;

               (d) is or was disclosed by Supplier to any Person without an obligation to maintain confidentiality;

               (e) is or was developed independently by Schering or its Agents without any breach of this Agreement;

               (f) is received  by Schering  from a Person and is not subject to
               any  obligation  of  confidentiality   owed  by  such  Person  to
               Supplier; or

               (g) subject to Section 3.04 hereof, is required to be disclosed by Schering pursuant to any applicable law or judicial or governmental order.

          3.03 Failure by Schering to disclose the existence of any of the conditions set forth in Section 3.02 hereof shall not be deemed a representation that such conditions do not exist or that such conditions have been waived.

          3.04 Schering shall notify Supplier of receipt of any process, subpoena, demand, or request by any Person to disclose Information of Supplier, and shall, as soon as practicable but in no event later than five (5) business days from the date of such receipt, furnish to Supplier a copy of such process, subpoena, demand, or request and inform Supplier of the circumstances relating thereto. Schering shall, at its cost and expense, take all reasonable steps to maintain and protect the confidentiality of the Information of Supplier; provided, however, that nothing in this Agreement shall be deemed to require Schering to violate any law or court order. Supplier also shall have the right to take any legal action to prevent disclosure of its Information, including, without limitation, the right to appear on behalf of Schering, to represent Schering, and to employ counsel of its choice for these purposes. If Supplier elects to exercise its rights under this Section 3.04, it shall do so at its cost and expense and shall hold harmless, defend, and indemnify Schering from and against any and all legal responsibility or liability from the exercise of these rights. If Supplier elects not to exercise any such rights or Schering is nonetheless legally compelled to disclose the Information of Supplier, then Schering may, without liability under this Agreement, disclose only that portion of such Information that it is legally compelled to disclose and shall furnish to Supplier a copy of the Information disclosed and all correspondence and communications relating to such disclosure.

          3.05 Except as provided in Sections 3.02 and 3.04 hereof, Schering shall: (a) limit disclosure of any Information received by it under this Agreement to only those of its Agents who are directly involved in the evaluation of the Information; (b) upon such disclosure, advise such Agents of the proprietary nature of such Information; and (c) subject to Section 3.06 hereof, be responsible for any breach of this Agreement by its Agents.

          3.06 Schering shall, within five (5) days from the date of receipt of notice or knowledge, notify Supplier of, and provide all information and documents relating to, any breach of this Section 3, including, without limitation, conditions or circumstances that indicate that the Information of Supplier has been or may have been disclosed or used without the written consent of Supplier; provided, however, that a disclosure of the Information of Supplier shall not be deemed a violation of this Agreement, if such Information (a) is disclosed by Schering or its Agents, inadvertently, accidentally, or without Schering's informed authorization despite the degree of care which Schering affords its own confidential information or (b) subject to
          Section 3.04 hereof, is produced in any judicial or governmental action, whether or not pursuant to a protective order. Schering shall, upon the request of Supplier and at the cost and expense of Schering, take all steps reasonably necessary to recover any and all such Information that has been or may have been improperly disclosed or used.

     4. Representations and Warranties.
        -------------------------------

          4.01 Supplier represents and warrants to Schering that Supplier has, as of the date of this Agreement, no obligation or commitment, and will not, during the term of this Agreement: (a) assume or undertake any obligation or commitment, that is inconsistent with its obligations under, or the terms and conditions of, this Agreement, including, without limitation, Sections 3 through 9 hereof or (b) enter into negotiations with any Person regarding the Material.

          4.02 Supplier represents and warrants that it is the lawful owner or licensee of the Material and all Information to be disclosed by it under this Agreement, and that it has the right to disclose all such Information to Schering.

          4.03 Schering represents and warrants to Supplier that Schering shall comply with all laws, rules and regulations applicable to the handling and storage of the Material.

     5. Ownership of Patents.
        ---------------------

          5.01 All rights, title, and interest to and in the Information of Supplier shall be and remain the property of Supplier, and no license, right, title, or interest to or in any such Information shall be granted or created by this Agreement, except the right to receive the Information for the Purpose, or may be granted or created, except by written agreement signed by a duly authorized representative of Supplier. Schering shall not use the Material for Commercial Purposes.

          5.02 All rights, title, and interest to the Developments, Findings, Modifications, New Substances, New Uses, Results or the non-modified parental Schering Vero cells and any modified cell lines based thereon, shall be and remain the property of Schering, and no license, right, title, or interest shall be granted or created by this Agreement, except by written agreement signed by a duly authorized representative of Schering.

     6. Term and Termination.
        ---------------------

          6.01 This Agreement shall become effective as of the Effective Date, and, except as provided in this Section 6, shall continue in effect until such time as: (a) Schering terminates this Agreement, in its reasonable discretion, with or without cause, by notice to Supplier in accordance with Section 12 hereof; (b) Schering notifies Supplier in writing that it has completed the Purpose and does not wish to secure from Supplier a license to use the Material for Commercial Purposes;

          or (c) a Party fails to remedy or otherwise cure a breach of any material obligation under this Agreement within thirty (30) days from the date of receipt of notice of such breach given by the other Party; provided, however, that, if such breach was outside the control of such Party or such Party cures such breach within such thirty (30)-day period, then there shall be no termination of this Agreement pursuant to Section 6.01(c) hereof.

          6.02 Upon Supplier's  written request,  Schering shall,  within twenty
          (20) days from the date of expiration or termination of this Agreement, return to Supplier or destroy all Material in its possession and all extant copies of Supplier's Information, except one
          (1) copy which may be retained for legal purposes. Notwithstanding any return of Supplier's Information in accordance with this Section 6.02, the other duties and obligations of Schering under this Agreement that, by their nature, are to be performed or observed after expiration or termination of this Agreement, including, without limitation, Schering's duties and obligations under Section 3 hereof, shall continue in effect.

     7. Independent Contractor. Nothing contained in this Agreement shall be construed to constitute either Party as a partner or agent of the other Party or to create any other form of legal association that would impose liability upon a Party for any act or omission of the other Party or provide a Party with the right, power, or authority to create or impose any duty or obligation on the other Party, it being intended that each Party shall remain an independent contractor acting in its own name and for its own account.

     8. Headings, Counterparts and Ambiguities. The division of this Agreement into sections and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of this Agreement. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which taken together shall constitute one and the same instrument. In interpreting any provision of this Agreement, no weight shall be given to, nor shall any construction or interpretation be influenced by, the fact that counsel for one of the Parties drafted this Agreement, each Party recognizing that it and its counsel have had an opportunity to review this Agreement and have contributed to the final form of the same.

     9. Assignment and Amendment. Neither Party shall assign this Agreement, any portion hereof, or any obligation hereunder, except with the prior written consent of the other Party. Neither this Agreement nor any of the terms hereof may be amended, supplemented, waived, or modified except in a specific writing signed by each of the Parties.

     10. Waiver. A Party's failure to exercise or enforce any right conferred upon it hereunder shall not be deemed a waiver of any such right or any other right or operate to bar the exercise or performance thereof at any time or times thereafter; nor shall a Party's waiver of any right hereunder at any time be deemed a waiver thereof for any other time.

     11. Governing Law. This Agreement and all issues arising hereunder or relating hereto, including, without limitation, its construction, validity, breach, and damages for breach, shall be governed by and construed in accordance with the laws of the State of New Jersey (without regard to its conflict of laws principles). Any action, cause of action, or dispute arising under or relating to this Agreement shall be brought only in the courts of the State of New Jersey or the federal court of the United States, located in Newark, New Jersey, and each of the Parties expressly consents to personal jurisdiction in the State of New Jersey with respect to such action, cause of action, or dispute.

     12. Notices. Any notice required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given when (a) delivered by hand, courier, or express mail service (with written confirmation of receipt), (b) sent by facsimile (with provision for assurance of receipt in a manner typical with respect to communications of that type), or (c) mailed by registered or certified first class mail, return receipt requested, at the address or facsimile number set forth below (or to such other person, address, or facsimile (fax) number as a Party may, from time to time, designate by written notice):

                      (i) if to Schering:

                          Schering-Plough Animal Health Corporation
                          21401 West Center Road
                          Elkhorn, Nebraska 68022
                          Attention: Michael J. Bartkoski, Jr.
                          Fax: 402.289.6200;


                     (ii) if to Supplier:

                          Provectus Pharmaceuticals, Inc.
                          7327 Oak Ridge Highway, Suite A
                          Knoxville, Tennessee 37931
                          Attention: Craig Dees, Ph.D.
                          Fax:  865.769.4013.

     13. Publicity. Neither Party shall, except with the prior written consent of the other Party, use, disclose, or otherwise identify the name of the other Party or any of its affiliates or the nature of this Agreement, the Material, or the Information in any advertising, promotional material, or publication.

     14. Entire Agreement. This Agreement represents and contains the full and complete understanding and agreement of the Parties with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements, understandings, and statements, including any specific legends or statements associated with the Information when received.

     IN WITNESS WHEREOF, the Parties have caused this Agreement to be duly executed as of the date first above written.


                         PROVECTUS PHARMACEUTICAL, INC.

                         By:     /s/ H. Craig Dees
                                 ---------------------------------------
                         Name:   H. Craig Dees, Ph.D.
                         Title:  CEO


                         SCHERING-PLOUGH ANIMAL HEALTH CORPORATION

                         By:     /s/ Kanwal J. Varma
                                 ----------------------------------------
                         Name:   Kanwal J. Varma
                         Title:  Vice President, Research & Development

                                    EXHIBIT A
                               MILESTONE PAYMENTS
                               ------------------

A. Schering shall pay to Supplier a one-time fee of + upon Schering's notification to Supplier of Schering's synthesis of such Material following Schering's notification to Supplier that Schering intends to use the Material for Commercial Purposes.

B. For the first antigen or vaccine developed by Schering with a Schering cell line modified with a particular Material, Schering shall pay to Supplier:

1. A sum of + upon Schering's reasonable satisfaction that the Material will enhance titers of specific viruses when inoculated, wherein Schering's reasonable satisfaction, shall be considered achieved when Schering or its Agent is able to grow three (3) lots of virus with meaningfully elevated titers* with the modified cell line;

2. A sum of + upon Schering's notification to Supplier of the licensing and approval by the USDA (or its equivalent regulatory agency) of the use of such Material in the manufacture of a Product;

3. A sum of + upon Schering's notification to Supplier of the successful completion of an immunogenicity test demonstrating the efficacy of the Product for host animals at the current immunogenicity level; and

4. A sum of + upon Schering's notification to Supplier of the licensure by the USDA (or its equivalent regulatory agency) of the Product containing virus grown with such Material.

*Specific cell lines and target titer values shall be agreed upon by the Parties at the start of the testing of each Material.

Notwithstanding the foregoing, if Schering shall develop additional antigens or vaccines using the same Material, Schering shall only be obligated to pay the sum set forth in item. #4 upon the first occurrence of such milestone.

The Company has entered into a Material Transfer Agreement dated as of July 31, 2003 with a major international pharmaceutical company. Under the Material Transfer Agreement, we will provide SGP with access to certain of our patented technologies, to permit SGP to evaluate those technologies for use in animal-health applications. If SGP determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SGP to enter into a license agreement providing for us to license those technologies to SGP in exchange for certain progress payments upon the achievement of certain goals. We can give you no assurance that SGP will determine that it can commercialize our technologies or that the goals required for the Company to obtain progress payments from SGP will be achieved.

The current contract is worth + per animal cell line there are several hundred animal cell lines that are to be developed over the next several years so `the contract has an upper end for animal trials of +. In the very likely event that this virus defining development goes into human cell lines the contract value is at least worth 10 times the animal cell line effort. Provectus gets paid for every cell line they develop as well as a separate contract for doing the actual work. The work contract is still being defined but has to happen since Provectus is under a license agreement.

+ This material has been omitted pursuant to a request for confidential treatment and has been filed separately.

                                                                    EXHIBIT 21.1

                              LIST OF SUBSIDIARIES



     SUBSIDIARY                               STATE OF INCORPORATION
     ----------                               ------------------------

Xantech Pharmaceuticals, Inc.                 Tennessee

Pure-ific Corporation                         Nevada

                                                                    EXHIBIT 23.1

                             Consent of Independent
                          Certified Public Accountants





Provectus Pharmaceuticals, Inc.
Knoxville, Tennessee

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-99639, 333-86896, 333-73994 and 333-109354)of
Provectus Pharmaceuticals, Inc. of our report dated March 12, 2004, relating to the consolidated financial statements, which appears in this Form 10-KSB. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.



/s/ BDO Seidman, LLP


BDO Seidman, LLP
Chicago, Illinois

March 29, 2004

                                                                    EXHIBIT 31.1

                                302 Certification



I, H. Craig Dees, Ph.D., certify that:

1)  I  have   reviewed   this  annual   report  on  Form  10-KSB  of   Provectus
Pharmaceuticals, Inc. (the "Small Business Issuer");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this annual report;

4) The Small Business Issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small Business Issuer and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation, disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's most recent fiscal quarter (the Small Business Issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5) The Small Business Issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of the Small Business Issuer's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small Business Issuer's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Small Business Issuer's internal controls over financial reporting.


Date:   October 7, 2004               /s/ H. Craig Dees, Ph.D.
                                       -----------------------------------------
                                       H. Craig Dees
                                       Chief Executive Officer

                                                                   EXHIBIT 31.2

                                302 Certification


I, Peter R. Culpepper, CPA, certify that:

1)  I  have   reviewed   this  annual   report  on  Form  10-KSB  of   Provectus
Pharmaceuticals, Inc. (the "Small Business Issuer");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small Business Issuer as of, and for, the periods presented in this annual report;

4) The Small Business Issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small Business Issuer and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the Small Business Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

     b) evaluated the effectiveness of the Small Business Issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation, disclosed in this report any change in the Small Business Issuer's internal control over financial reporting that occurred during the Small Business Issuer's most recent fiscal quarter (the Small Business Issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small Business Issuer's internal control over financial reporting; and

5) The Small Business Issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small Business Issuer's auditors and the audit committee of the Small Business Issuer's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small Business Issuer's ability to record, process, summarize and report financial data; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Small Business Issuer's internal controls over financial reporting.


Date:   October 7, 2004            /s/ Peter R. Culpepper, CPA
                                     -------------------------------------------
                                     Peter R. Culpepper
                                     Chief Financial Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the annual report on Form 10-KSB of Provectus Pharmaceuticals, Inc. (the "Company") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of the Company, and Peter R. Culpepper, CPA, the Chief
Financial Officer of the Company hereby certify that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This Certification is signed on October 7, 2004.


                                                 /s/  H. Craig Dees, Ph.D.
                                                 -------------------------------
                                                 H. Craig Dees, Ph.D.
                                                 Chief Executive Officer

                                                 /s/  Peter R. Culpepper, CPA
                                                 -------------------------------
                                                 Peter R. Culpepper, CPA
                                                 Chief Financial Officer