Form 10QSB/A
period 2004-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

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


                           CONSOLIDATED BALANCE SHEETS


                                                                           Restated            Restated
                                                                           (Note 8)            (Note 8)

                                                                           March 31,          December 31,
                                                                              2004                 2003
                                                                          (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
     Cash                                                                $   452,229          $  164,145
     Stock subscription receivable                                            41,192              87,875
     Deferred Loan Costs, net of amortization of $62,202 and $19,569         108,328             150,961
     Inventory                                                                69,060              72,578
     Prepaid expenses and other current assets                                28,757              26,227
     Prepaid consulting expense                                              346,141             420,817
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                       1,045,707             922,603

Equipment and furnishings, less accumulated
     depreciation of $298,401 and $244,760                                    68,169             121,415

Patents, net of amortization of $917,197 and $749,417                     10,798,248          10,966,028

Other Assets                                                                  27,000              27,000
------------------------------------------------------------------------------------------------------------------

                                                                         $11,939,124         $12,037,046
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                            $   142,466         $   100,640
     Accrued compensation                                                    240,000             352,500
     Accrued expenses                                                         73,707              57,549
     Accrued interest                                                        131,975             100,021
     Short-term convertible debt, net of debt discount of
          $318,306 and $442,623                                              181,694              57,377
     Current maturities of long-term convertible debt, net of
          debt discount of $41,229 and $57,052                               984,730             968,907
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                  1,754,572           1,636,994

Loan From Stockholder                                                        149,000             149,000

Stockholders' Equity
     Common stock;  par value $.001 per share;  100,000,000  shares  authorized;
       13,096,605 and 10,867,509 shares issued and
       outstanding, respectively                                              13,097              10,868
     Paid-in capital                                                      21,284,276          20,461,632
     Deficit accumulated during the development stage                    (11,261,821)        (10,221,448)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                10,035,552          10,251,052


                                                                         $11,939,124         $12,037,046
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Restated            Restated             Restated
                                            (Note 8)            (Note 8)             (Note 8)

                                                Three               Three            Cumulative
                                          Months Ended         Months Ended            Through
                                          March 31, 2004       March 31, 2003       March 31,2004
                                            (Unaudited)         (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------------------------

Operating Income
     Net OTC product revenue              $       640          $         -         $        640
     Net medical device revenue                13,125                    -               13,125

Operating Expenses
     Research and development                 187,954              155,783              963,592
     General and administrative               483,678              511,917            8,988,874
     Amortization                             167,780              167,780              917,197
--------------------------------------------------------------------------------------------------

Total operating loss                         (825,647)            (835,480)         (10,855,898)

Gain on sale of fixed assets                        -                    -               55,000

Interest expense                             (214,726)             (38,021)            (460,923)
--------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                         $(1,040,373)         $  (873,501)        $(11,261,821)
--------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common
     Share                                      (0.08)               (0.09)
--------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted   12,241,172             9,451,667
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                              Common Stock
                                                                  Number                                   Accumulated
                                                                of Shares        Par Value        APIC       Deficit        Total
                                                      ----------------------------------------------------------------    ---------


Balance, at January 17, 2002                                             -     $      -     $         -   $        -     $        -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      12,225,820            -     12,226,320
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,749,937)    (5,805,556)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      18,780,291   (7,066,135)    11,723,580

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,155,313)    (3,155,313)

                                                                ----------     --------    -----------  ------------  -------------

Balance, at December 31, 2003                                   10,867,509       10,868      20,461,632  (10,221,448)    10,251,052

     Issuance of stock for services                                351,606          352          11,148                      11,500
     Exercise of warrants                                           10,000           10           4,990                       5,000
     Stock to be issued for services                                     -            -          62,500            -         62,500
     Employee compensation from stock options                            -            -           3,903            -          3,903
     Issuance of stock pursuant to Regulation S                  1,867,490        1,867         740,103                     741,970
     Net loss for the three months ended
        March 31, 2004                                                   -            -               -   (1,040,373)    (1,040,373)
                                                                ----------     --------    ------------  -----------  -------------

Balance, at March 31, 2004                                      13,096,605     $ 13,097     $21,284,276 $(11,261,821)   $10,035,552
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Restated           Restated              Restated
                                                             (Note 8)           (Note 8)              (Note 8)
                                                                                                     Cumulative
                                                           Three Months        Three Months          Amounts From
                                                              Ended               Ended            January 17, 2002
                                                           March 31, 2004      March 31, 2003         (Inception)
                                                             (Unaudited)         (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                              $   (1,040,373)      (873,501)             (11,261,821)
     Adjustments to reconcile net loss to net cash
         used in operating activities
         Depreciation                                              53,641         83,881                  321,402
         Amortization of patents                                  167,780        167,780                  917,197
         Amortization of original issue discount                  140,140         15,570                  267,052
         Amortization of prepaid consultant expense               137,176              -                  137,176
         Amortization of deferred loan costs                       42,633              -                   62,202
         Compensation through issuance of stock options             3,903              -                   38,562
         Compensation through issuance of stock                         -              -                  932,000
         Issuance of stock for services                            11,500         22,800                5,660,150
         Issuance of warrants for services                              -         19,574                  101,312
         (Gain)loss on sale of fixed asset                              -              -                  (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                     (2,530)         2,499                  (28,757)
              Inventory                                             3,518              -                  (69,060)
         Increase (decrease) in liabilities
              Accounts payable                                     41,826        (46,302)                 138,821
              Accrued expenses                                    (64,388)         7,469                  445,682
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                            (505,174)      (600,230)              (2,393,082)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                  -              -                  180,000
     Capital expenditures                                            (395)        (3,301)                  (3,696)
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                  (395)        (3,301)                 176,304
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                               -              -                  149,000
     Proceeds from convertible debt                                     -         25,959                1,525,959
     Proceeds from sale of common stock                           788,653              -                1,106,125
     Proceeds from exercise of warrants                             5,000              -                    5,453
     Cash paid for deferred loan costs                                  -              -                  (69,530)
     Purchase and retirement of common stock                            -              -                  (48,000)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         793,653         25,959                2,669,007
------------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                288,084       (577,572)                 452,229

Cash, at beginning of period                                      164,145        717,833                       -
------------------------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                            452,229         140,261                 452,229
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

                                               Three Months        Three Months
                                                   Ended               Ended
                                                  March 31,           March 31,
                                                    2004                2003
--------------------------------------------------------------------------------
  Net loss, as reported                  $      (1,040,373)    $       (873,501)
  Add stock based employee compensation
    expense included in reported net loss            3,903                   -
 Less total stock-based employee                 (283,438)
    compensation expense determined under
    the fair value based method for all
    awards
-------------------------------------------------------------------------------
Pro forma net loss                      $       (1,319,908)    $       (873,501)
--------------------------------------------------------------------------------
Basic and diluted loss per common
  share, as reported                                 (0.08)    $          (0.09)

Basic and diluted loss per common
  share, pro forma                                   (0.11)    $          (0.09)


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

                                            For The Three Months Ended,                          Cumulative Through
                                      March 31, 2004                March 31, 2003                 March 31, 2004
                                   As                              As                            As
                               Previously          As          Previously         As         Previously          As
                                Reported        Restated        Reported       Restated       Reported        Restated
                               (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
Income Statement Data:
Amortization                  $    286,963  $     167,780    $   286,963     $ 167,780     $  1,568,732   $      917,197
Total Operating Loss              (944,830)      (825,647)      (954,663)     (835,480)     (11,507,433)     (10,855,898)
Net Loss                        (1,159,556)    (1,040,373)      (992,684)     (873,501)     (11,913,356)     (11,261,821)
Basic and Diluted Loss
 Per Common Share                 (0.09)        (0.08)            (0.11)      (0.09)

                                            At                            At
                                      March 31, 2004               December 31, 2003
                                   As                              As
                               Previously          As          Previously         As
                                Reported        Restated        Reported       Restated
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Balance Sheet Data:
Patents, net of amortization     18,468,828     10,798,248      18,755,791  10,966,028
Total Assets                     19,609,704     11,939,124      19,826,809  12,037,046
Stockholders' Equity             17,706,132     10,035,552      18,040,815  10,251,052


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

GOING CONCERN

     In connection with their audit report on our consolidated financial statements as of December 31, 2003, BDO Seidman LLP, our independent registered public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $187,954 for the three months ending March 31, 2004 include consulting of $26,843, lab expense of $2,500, insurance of $20,138, legal of $29,048, payroll of $103,825, and rent and utilities of $5,600. Research and development costs comprising the total of $155,783 for the three months ending March 31, 2003 include depreciation expense $83,841, consulting of $14,888, office and other expense of $455, payroll of $47,011, rent and utilities of $8,400, and taxes and fees of $1,188.

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

                                   PROVECTUS PHARMACEUTICALS, INC.


                                   By: /s/ H. Craig Dees
                                      ------------------------------------------
                                      H. Craig Dees, Ph.D.
                                      Chief  Executive Officer

Date:  October 7, 2004

                                  EXHIBIT INDEX

 Exhibit No.                     Description
------------                     -----------


   31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.
   31.2        Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification),   dated  October 7, 2004, executed  by  Peter
               R. Culpepper, Chief Financial Officer of the Company.
   32.1 Certification Pursuant to 18 U.S.C.ss. 1350 (Section 906 Certification), dated October 7, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

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

                                                                    Exhibit 32.1
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.

                  Certification Pursuant to 18 U.S.C. ss. 1350
                           Section 906 Certifications


     Pursuant to 18 U.S.C.ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), and Peter R. Culpepper, the Chief Financial Officer of the Company, hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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