Form 10QSB/A
period 2004-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2004-10-07
CIK 315545

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


                           CONSOLIDATED BALANCE SHEETS

                                                                                Restated            Restated
                                                                                (Note 9)            (Note 9)
                                                                                                   December 31,
                                                                             June 30, 2004                 2003
------------------------------------------------------------------------------------------------------------------

                                                                               (Unaudited)             (Audited)

Assets

Current Assets

     Cash                                                                  $       109,693    $         164,145
     Stock subscription receivable                                                 668,667               87,875
     Deferred Loan Costs, net of amortization of $170,530 and $19,569                    -              150,961
     Inventory                                                                      67,930               72,578
     Prepaid expenses and other current assets                                      20,567               26,227
     Prepaid consulting expense                                                    177,716              420,817
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                             1,044,573              922,603


Equipment and Furnishings, less accumulated depreciation of
     $337,269 and $244,760                                                          29,302              121,415

Patents, net of amortization of $1,084,977 and $749,417                         10,630,468           10,966,028

Other Assets                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------

                                                                           $    11,731,343    $      12,037,046
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities
     Accounts payable - trade                                              $        80,034    $         100,640
     Accrued compensation                                                          183,750              352,500
     Accrued expenses                                                              125,735               57,549
     Accrued interest                                                              222,695              100,021
     Short-term convertible debt, net of debt discount of
     $-0- and $442,623                                                             333,333               57,377
     Current maturities of long-term convertible debt, net of debt
     discount of $25,405 and $57,052                                             1,000,553              968,907
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        1,946,100            1,636,994


Loan From Stockholder                                                              149,000              149,000

Stockholders' Equity
     Common stock;  par value $.001 per share;  100,000,000  shares  authorized;
         14,111,002 and 10,867,509 shares issued and
         outstanding, respectively                                                  14,111               10,868
     Paid-in capital                                                            22,205,465           20,461,632
     Deficit accumulated during the development stage                          (12,583,333)         (10,221,448)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                       9,636,243           10,251,052
------------------------------------------------------------------------------------------------------------------

                                                                           $    11,731,343    $      12,037,046
------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Restated             Restated         Restated            Restated           Restated
                                     (Note 9)             (Note 9)         (Note 9)            (Note 9)           (Note 9)

                                        Three              Three              Six                 Six             Cumulative
                                    Months Ended       Months Ended       Months Ended        Months Ended         Through
                                    June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003      June 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                     (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

Operating Income
     Net OTC Product Revenue      $            301                  -   $           941                        $           941
     Net Medical Device Revenue                  -                  -            13,125                    -            13,125

Operating Expenses
     Research and development     $        246,185   $         80,503   $       434,139    $         236,286   $     1,209,777
     General and administrative            332,540            435,425           816,218              947,342         9,321,414
     Amortization                          167,780            167,780           335,560              335,560         1,084,977
---------------------------------------------------------------------------------------------------------------------------------

Total operating loss                      (746,204)          (683,708)       (1,571,851)          (1,519,188)      (11,602,102)

Gain on sale of fixed assets                     -             55,000                 -               55,000            55,000

Loss on extinguishment of debt            (100,519)                 -          (100,519)                   -          (100,519)

Net interest (expense) income             (474,789)           (38,230)         (689,515)             (76,251)         (935,712)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                 $     (1,321,512)  $       (666,938)  $    (2,361,885)   $      (1,540,439)  $   (12,583,333)
---------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per
  Common Share                               (0.10)             (0.07)            (0.18)               (0.16)
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Common Stock
                                                                 ---------------------------------
                                                                   Number                       Paid-in   Accumulated
                                                                 of Shares       Par Value      Capital      Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, at January 17, 2002                                             -     $      -     $         -   $        -     $        -

     Issuance to founding shareholders                           6,000,000        6,000          (6,000)           -              -
     Sale of stock                                                  50,000           50          24,950            -         25,000
     Issuance of stock to employees                                510,000          510         931,490            -        932,000
     Issuance of stock for services                                120,000          120         359,880            -        360,000
     Net loss for the period from January 17, 2002 (inception)
         to April 23, 2002 (date of reverse merger)                      -            -               -   (1,316,198)    (1,316,198)

                                                                 ---------     ---------    -----------   -----------     ----------
Balance, at April 23, 2002                                       6,680,000        6,680       1,310,320   (1,316,198)           802

     Shares issued in reverse merger                               265,763          266          (3,911)           -         (3,645)
     Issuance of stock for services                              1,900,000        1,900       5,142,100            -      5,144,000
     Purchase and retirement of stock                             (400,000)        (400)        (47,600)           -        (48,000)
     Stock issued for acquisition of Valley Pharmaceuticals        500,007          500      12,225,820            -     12,226,320
     Exercise of warrants                                          452,919          453               -            -            453
     Warrants issued in connection with convertible debt                 -            -         126,587            -        126,587
     Stock and warrants issued for acquisition of Pure-ific         25,000           25          26,975            -         27,000
     Net loss for the period from April 23, 2002 (date of reverse
         merger) to December 31, 2002                                    -            -               -   (5,749,937)    (5,749,937)
                                                                 ---------     --------      ----------   -----------    -----------
Balance, at December 31, 2002                                    9,423,689        9,424      18,780,291   (7,066,135)    11,723,580

     Issuance of stock for services                                764,000          764         239,036            -        239,800
     Issuance of warrants for services                                   -            -         145,479            -        145,479
     Stock to be issued for services                                     -            -         281,500            -        281,500
     Employee compensation from stock options                            -            -          34,659            -         34,659
     Issuance of stock pursuant to Regulation S                    679,820          680         379,667            -        380,347
     Issuance of convertible debt with warrants                          -            -         601,000            -        601,000
     Net loss for the year ended December 31, 2003                       -            -               -   (3,155,313)    (3,155,313)

                                                                ----------     --------    -----------  ------------  -------------
Balance, at December 31, 2003                                   10,867,509   $   10,868   $  20,461,632 $(10,221,448) $  10,251,052

     Issuance of stock for services                                351,606          352         11,148             -         11,500
     Issuance of warrants for services                                   -            -         18,800             -         18,800
     Exercise of warrants                                           10,000           10          4,990             -          5,000
     Stock to be issued for services                                     -            -         62,500             -         62,500
     Employee compensation from stock options                            -            -          7,806             -          7,806
     Issuance of stock pursuant to Regulation S                  2,437,443        2,437        790,700             -        793,137
     Issuance of stock pursuant to Regulation D                    444,444          444        847,889             -        848,333
     Net loss for the six months ended
         June 30, 2004                                                   -            -              -    (2,361,885)    (2,361,885)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2004                                       14,111,002     $ 14,111    $22,205,465 $ (12,583,333)    $9,636,243
-----------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Restated              Restated            Restated
                                                          (Note 9)              (Note 9)            (Note 9)
                                                                                                   Cumulative
                                                                                                 Accounts from
                                                            Six                  Six               January 17,
                                                        Months Ended          Months Ended            2002
                                                        June 30, 2004        June 30, 2003        (Inception)
--------------------------------------------------------------------------------------------------------------------

                                                           (Unaudited)          (Unaudited)         (Unaudited)
Cash Flows From Operating Activities
     Net loss                                        $       (2,361,885)   $      (1,540,439)  $     (12,583,333)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                            92,508              137,861             360,269
         Amortization of patents                                335,560              335,560           1,084,977
         Amortization of original issue discount                474,269               31,313             601,181
         Amortization of prepaid consulting expense             305,601                                  305,601
         Amortization of deferred loan costs                    150,961                    -             170,530
         Compensation through issuance of stock
              options                                             7,806               27,506              42,465
         Compensation through issuance of
              stock                                                   -                    -             932,000
         Issuance of stock for services                          11,500               22,800           5,660,150
         Issuance of warrants for services                       18,800               57,177             120,112
         Gain on sale of fixed asset                                  -              (55,000)            (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                    5,660               14,605             (20,567)
              Inventory                                           4,648              (72,135)            (67,930)
         Increase (decrease) in liabilities
              Accounts payable                                  (20,607)             130,065              76,388
              Accrued expenses                                  (97,890)              25,389             412,180
--------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                        (1,073,069)            (885,298)         (2,960,977)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                -              180,000             180,000
     Capital expenditures                                          (395)              (3,301)             (3,696)
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                (395)             176,699             176,304
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Proceeds from loans from stockholder                             -                    -             149,000
     Proceeds from convertible debt                                   -               25,959           1,525,959
     Proceeds from sale of common stock                       1,180,679                    -           1,498,151
     Proceeds from exercise of warrants                           5,000                    -               5,453
     Cash paid for deferred loan costs                                -                    -             (69,530)
     Payment on convertible debt                               (166,667)                   -            (166,667)
     Purchase and retirement of common stock                          -                    -             (48,000)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                     1,019,012               25,959           2,894,366
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


                                             Three Months       Three Months         Six Months           Six Months
                                                 Ended                Ended             Ended               Ended
                                             June 30, 2004      June 30, 2003      June 30, 2004          June 30, 2003
-----------------------------------------------------------------------------------------------------------------------


Net loss, as reported                     $  (1,321,512)        $  (666,938)      $  (2,361,885)      $  (1,540,439)
Add stock-based employee compensation
  expense included in reported net loss           3,903              27,506               7,806              27,506
Less total stock-based employee
  compensation expense determined under
  the fair value based method for all
  awards                                       (217,187)            (57,200)           (500,625)            (57,200)
-----------------------------------------------------------------------------------------------------------------------
Pro forma net loss                        $  (1,534,796)        $  (696,632)      $  (2,854,704)      $  (1,570,133)
-----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common
  share, as reported                              (0.10)           (0.07)                 (0.18)      $       (0.16)

Basic and diluted loss per common
  share, pro forma                                (0.11)           (0.07)                 (0.22)      $       (0.17)

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

9.  RESTATEMENT

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



                                     For The Three Months Ended,                     For The Six Months Ended,
                              June 30, 2004             June 30, 2003            June 30, 2004            June 30, 2003
                            As                       As                       As                        As
                        Previously      As       Previously       As       Previously       As       Previously       As
                         Reported    Restated     Reported     Restated     Reported     Restated     Reported     Restated
                       (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)   (Unaudited)
Income Statement
Data:
Amortization           $  286,963   $   167,780    $ 286,964   $ 167,780  $   573,926  $   335,560  $   573,927  $   335,560
Total Operating Loss     (865,387)     (746,204)    (802,892)   (683,708)  (1,810,217)  (1,571,851)  (1,757,555)  (1,519,188)
Net Loss               (1,440,695)   (1,321,512)    (786,122)   (666,938)  (2,600,251)  (2,361,885)  (1,778,806)  (1,540,439)
Basic and Diluted
Loss
  Per Common Share      (0.11)          (0.10)       (0.08)        (0.07)     (0.20)      (0.18)        (0.19)      (0.16)




                            Cumulative Through
                               June 30, 2004
                          As
                        Previously          As
                         Reported        Restated
                        (Unaudited)      (Unaudited)
Income Statement
Data:
Amortization           $  1,855,695    $  1,084,977
Total Operating Loss    (12,372,820)    (11,602,102)
Net Loss                (13,354,051)    (12,583,333)
Basic and Diluted
Loss
  Per Common Share



                                   At                             At
                              June 30, 2004                December 31, 2003
                            As                            As
                        Previously          As         Previously          As
                         Reported        Restated       Reported        Restated
                       (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)
Balance Sheet Data:
Patents, net of
amortization             18,181,865      10,630,468     18,755,791     10,966,028
Total Assets             19,282,740      11,731,343     19,826,809     12,037,046
Stockholders' Equity     17,187,640       9,636,243     18,040,815     10,251,052

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $246,185 for the three months ending June 30, 2004 include consulting of $114,525, lab expense of $8,458, insurance of $16,037, legal of $17,886, office and other expense of $3,751, payroll of $71,799, rent and utilities of $3,733, and taxes and fees of $9,996. R&D costs comprising the total of $434,139 for the six months ending June 30, 2004 include consulting of $141,368, lab expense of $10,958, insurance of $36,175, legal of $46,934, office and other expense of $3,751, payroll of $175,624, rent and utilities of $9,333, and taxes and fees of $9,996. Research and development costs comprising the total of $80,503 for the three months ending June 30, 2003 included depreciation expense of $53,815, consulting of $11,535, insurance of $4,956, office and other expense of $373, payroll of $1,424, and rent and utilities of $8,400. Research and development costs comprising the total of $236,286 for the six months ending June 30, 2003 included depreciation expense of $137,656, consulting of $26,423, insurance of $4,956, office and other expense of $828, payroll of $48,435, rent and utilities of $16,800, and taxes and fees of $1,188.

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

Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between us and Cornell Capital Partners, L.P. ("Cornell"), we may, at our discretion, issue shares of common stock to Cornell at any time over the next two years. The facility is subject to having in effect a registration statement covering the shares. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and we may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, we issued 190,084 shares of common stock to Cornell as commitment shares. In addition, we issued 7,920 shares of common stock to Newbridge Securities Corporation ("Newbridge") as compensation for its services as placement agent. We also paid $10,000 in structuring fees to Cornell. We believe that this offering was exempt from the registration requirements of the Securities Act by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell and Newbridge are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.

Pursuant to a Securities Purchase Agreement between us and Cornell dated July 28, 2004 (the "Debenture SPA"), we issued a Secured Convertible Debenture (the "Debenture") to Cornell at an original principal amount of $375,000. The Debenture bears interest at 8% per annum. The Debenture is due and payable in full on July 28, 2007. At our option, the entire principal amount and all accrued interest may be paid in either cash or in shares of common stock, at a price per share equal to the lesser of (a) $1.88 (the "Fixed Price") or (b) an amount equal to 80% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, L.P., during the 5 trading days immediately preceding the conversion date. We may redeem a portion or all of the outstanding Debenture at any time with 3 business days advance written notice, at a price that is 110% of the amount redeemed plus accrued interest; provided that if on the date that we provide notice of redemption the price of the common stock is greater than the Fixed Price, the redemption price will be 120% of the amount redeemed plus accrued interest. We have agreed, pursuant to the Debenture SPA, to issue a second secured convertible debenture (the "Second Debenture"), on the same terms as the Debenture, on the date that we file a registration statement with the Securities and Exchange Commission to register the shares underlying the Debenture and the Second Debenture. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the Debenture satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell is financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.


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

                                      PROVECTUS PHARMACEUTICALS, INC.


                                      By:/s/ H. Craig Dees, Ph.D.
                                         ---------------------------------------
                                         H. Craig Dees,  Ph.D.  Chief  Executive
                                         Officer

Date:    October 7, 2004

                                  EXHIBIT INDEX

----------------    ------------------------------------------------------------
Exhibit No.                     Description
----------------    ------------------------------------------------------------

     21.1           List of Subsidiaries

----------------    ------------------------------------------------------------
     31.1           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification),  dated  October 7, 2004,  executed  by  H.
                    Craig Dees, Ph.D., Chief Executive Officer of the Company.
----------------    ------------------------------------------------------------
     31.2           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification),  dated  October 7, 2004, executed by Peter
                    R. Culpepper, Chief Financial Officer of the Company.
----------------    ------------------------------------------------------------
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

                                                                    EXHIBIT 21.1

                              LIST OF SUBSIDIARIES



     SUBSIDIARY                               STATE OF INCORPORATION
     ----------                               ------------------------

     Xantech Pharmaceuticals, Inc.              Tennessee

     Pure-ific Corporation                      Nevada

     Provectus Biotech, Inc.                    Tennessee

     Provectus Devicetech, Inc.                 Tennessee

     Provectus Pharmatech, Inc.                 Tennessee

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

                                                                    Exhibit 32.1
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.

                  Certification Pursuant to 18 U.S.C. ss. 1350
                           Section 906 Certifications


     Pursuant to 18 U.S.C.ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), and Peter R. Culpepper, the Chief Financial Officer of the Company, hereby certify that:

     1. The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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