Form 10KSB/A
period 2003-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2004-11-01
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB


                                 Amendment No. 3
                                ----------------


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

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 3 to its annual report on From 10-KSB for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provectus Pharmaceuticals, Inc.


                                      By: /s/ H. Craig Dees
                                          --------------------------------------
                                          H. Craig Dees,  Ph.D.
                                          Chief Executive Officer

Date:    November 1, 2004

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

The current contract is worth + per animal cell line there are several hundred animal cell lines that are to be developed over the next several years so `the contract has an upper end for animal trials of $10 million. In the very likely event that this virus defining development goes into human cell lines the contract value is at least worth 10 times the animal cell line effort. Provectus gets paid for every cell line they develop as well as a separate contract for doing the actual work. The work contract is still being defined but has to happen since Provectus is under a license agreement.

+ This material has been omitted pursuant to a request for confidential treatment and has been filed separately with the SEC.

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


Date:   November 1, 2004               /s/ H. Craig Dees, Ph.D.
                                       -----------------------------------------
                                       H. Craig Dees
                                       Chief Executive Officer

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


Date:   November 1, 2004            /s/ Peter R. Culpepper, CPA
                                     -------------------------------------------
                                     Peter R. Culpepper
                                     Chief Financial Officer

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

     This Certification is signed on November 1, 2004.


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