Form 10QSB
period 2004-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2004-11-12
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to _______________

                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                       90-0031917
------------------------------------         -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN                37931
----------------------------------------------     -----------------------------
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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 30, 2004 was 15,341,324.

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                               September 30,         December 31,
                                                                                      2004                 2003
---------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)           (Audited)
                                                                                                      Restated
                                                                                                       (Note 9)
Assets

Current Assets
     Cash                                                                  $         5,640    $         164,145
     Stock subscription receivable                                                       -               87,875
     Deferred loan costs, net of amortization of $5,178 and $19,569                 84,822              150,961
     Inventory                                                                      68,455               72,578
     Prepaid expenses and other current assets                                      20,370               26,227
     Prepaid consulting expense                                                    320,542              420,817
     Prepaid commitment fee                                                        310,866                    -
---------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               810,695              922,603
---------------------------------------------------------------------------------------------------------------

Equipment and Furnishings, less accumulated depreciation of
     $361,868 and $244,760                                                           4,703              121,415

Patents, net of amortization of $1,252,757 and $749,417                         10,462,688           10,966,028

Other Assets                                                                        27,000               27,000
---------------------------------------------------------------------------------------------------------------

                                                                           $    11,305,086    $      12,037,046
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current Liabilities
     Accounts payable - trade                                              $       158,070    $         100,640
     Accrued compensation                                                          174,439              352,500
     Accrued expenses                                                               86,666               57,549
     Accrued interest                                                              166,564              100,021
     Short-term convertible debt, net of debt discount of
         $442,623 at December 31, 2003                                                   -               57,377
     Current maturities of long-term convertible debt, net of debt
         discount of $9,582 and $57,052                                          1,016,376              968,907
---------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        1,602,115            1,636,994
---------------------------------------------------------------------------------------------------------------

Loan From Stockholder                                                              149,000              149,000
---------------------------------------------------------------------------------------------------------------
Long-term convertible debt, net of debt discount of $239,392
         at September 30, 2004                                                     135,608                    -
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized; 15,341,324 and 10,867,509 shares issued and
         outstanding, respectively                                                  15,341               10,868
     Paid-in capital                                                            23,134,877           20,461,632
     Deficit accumulated during the development stage                          (13,731,855)         (10,221,448)
----------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                              9,418,363           10,251,052
---------------------------------------------------------------------------------------------------------------

                                                                           $    11,305,086    $      12,037,046
---------------------------------------------------------------------------------------------------------------

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  Cumulative
                                                                                                                 Amounts from
                                                                                                                   January 17,
                                                                                                                       2002
                                       Three              Three              Nine                Nine             (Inception)
                                    Months Ended       Months Ended       Months Ended        Months Ended         Through
                                    September 30,      September 30,     September 30,       September 30,      September 30,
                                        2004               2003               2004                2003               2004
------------------------------------------------------------------------------------------------------------------------------
                                        (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)         (Unaudited)
                                                            Restated                              Restated
                                                            (Note 9)                              (Note 9)
Operating Income
        Net OTC Product Revenue     $          439     $           -      $       1,380    $               -     $       1,380
        Net Medical Device Revenue               -                 -             13,125                    -            13,125

Operating Expenses
     Research and development              379,113            95,084            813,252              331,370         1,588,890
     General and administrative            537,417           570,697          1,353,635            1,518,039         9,858,831
     Amortization                          167,780           167,780            503,340              503,340         1,252,757
------------------------------------------------------------------------------------------------------------------------------
Total operating loss                    (1,083,871)         (833,561)        (2,655,722)          (2,352,749)      (12,685,973)

Gain on sale of fixed assets                    -                  -                  -               55,000            55,000

Loss on extinguishment of debt                  -                  -           (100,519)                   -          (100,519)

Net interest (expense) income             (64,651)           (38,507)          (754,166)            (114,759)       (1,000,363)
-------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
    Stockholders                    $   1,148,522)     $    (872,062)     $   (3,510,407)  $      (2,412,508)    $ (13,731,855)
-------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per
  Common Share                               (.08)             (0.09)              (0.26)             ( 0.25)
-------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
         Outstanding -
         Basic and Diluted             15,080,661          9,721,022          13,606,164            9,553,591
-------------------------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                            Common Stock
                                                 -----------------------------------
                                                       Number                           Paid-in        Accumulated
                                                     of Shares        Par Value         Capital          Deficit            Total
Balance, at January 17, 2002                                   -    $           -   $            -   $           -         $      -

     Issuance to founding shareholders                 6,000,000            6,000           (6,000)              -                -
     Sale of stock                                        50,000               50           24,950               -           25,000
     Issuance of stock to employees                      510,000              510          931,490               -          932,000
     Issuance of stock for services                      120,000              120          359,880               -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                              -                -                -      (1,316,198)      (1,316,198)
                                                  --------------    -------------   --------------   --------------   --------------

Balance, at April 23, 2002                             6,680,000            6,680        1,310,320      (1,316,198)             802

     Shares issued in reverse merger                     265,763              266           (3,911)              -           (3,645)
     Issuance of stock for services                    1,900,000            1,900        5,142,100               -        5,144,000
     Purchase and retirement of stock                   (400,000)            (400)         (47,600)              -          (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                                 500,007              500       12,225,820               -       12,226,320
     Exercise of warrants                                452,919              453                -               -              453
     Warrants issued in connection with
         convertible debt                                      -                -          126,587               -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                     25,000               25           26,975               -           27,000
     Net loss for the period from April 23, 2002
         (date of reverse merger) to December
         31, 2002                                              -                -                -      (5,749,937)      (5,749,937)
                                                   -------------    -------------   --------------   --------------   --------------

Balance, at December 31, 2002                          9,423,689            9,424       18,780,291      (7,066,135)      11,723,580

     Issuance of stock for services                      764,000              764          239,036               -          239,800
     Issuance of warrants for services                   -                -                145,479               -          145,479
     Stock to be issued for services                     -                -                281,500               -          281,500
     Employee compensation from stock options            -                -                 34,659               -           34,659
     Issuance of stock pursuant to Regulation S          679,820              680          379,667               -          380,347
     Beneficial conversion related to
         convertible debt                                                                  601,000                          601,000
     Net loss for the year ended
         December 31, 2004                                     -                -                -      (3,155,313)      (3,155,313)
                                                   -------------    -------------   --------------   --------------   --------------

Balance, at December 31, 2003                         10,867,509    $      10,868   $   20,461,632   $ (10,221,448)  $   10,251,052

     Issuance of stock for services                      693,040              693          421,038               -          421,731
     Issuance of warrants for services                         -                -          347,800               -          347,800
     Exercise of warrants                                 10,000               10            4,990               -            5,000
     Employee compensation from stock options            -                -                 11,709               -           11,709
     Issuance of stock pursuant to Regulation S        2,437,443            2,437          790,701               -          793,138
     Issuance of stock pursuant to Regulation D        1,333,332            1,333          843,001               -          844,334
     Beneficial conversion related to
         convertible debt                                      -                -          254,006               -          254,006
     Net loss for the nine months ended
         September 30, 2004                                    -                -                -      (3,510,407)      (3,510,407)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 2004                        15,341,324    $      15,341   $   23,134,877   $ (13,731,855)  $    9,418,363
------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative
                                                                                                          Amounts from
                                                                                                            January 17,
                                                                                                              2002
                                                                   Nine                 Nine              (Inception)
                                                               Months Ended          Months Ended             through
                                                               September 30,        September 30,         September 30,
                                                                   2004                  2003                  2004
-----------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)            (Unaudited)         (Unaudited)
                                                                                         Restated
                                                                                         (Note 9)

Cash Flows From Operating Activities
     Net loss                                               $       (3,510,407)   $      (2,412,508)  $     (13,731,855)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                                  117,107              187,293             384,868
         Amortization of patents                                       503,340              503,340           1,252,757
         Amortization of original issue discount                       504,706               47,229             631,618
         Amortization of prepaid consultant expense                    491,773                    -             491,773
         Amortization of deferred loan costs                           156,139                    -             175,708
         Compensation through issuance of stock options                 11,709               33,853              46,368
         Compensation through issuance of stock                              -                    -             932,000
         Issuance of stock for services                                 48,368               40,884           5,697,018
         Issuance of warrants for services                              18,800               87,812             120,112
         Gain on sale of fixed asset                                         -              (55,000)            (55,000)
         Increase (decrease) in assets
              Prepaid expenses                                           5,857               26,332             (20,370)
              Inventory                                                  4,123              (72,578)            (68,455)
         Increase (decrease) in liabilities
              Accounts payable                                          57,430              205,199             154,425
              Accrued expenses                                        (169,067)             459,846             341,003
-----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                               (1,760,122)            (948,298)         (3,648,030)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                       -              180,000             180,000
     Capital expenditures                                                 (395)              (3,301)             (3,696)
-----------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                       (395)             176,699             176,304
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from loans from stockholder                                    -               40,000             149,000
     Proceeds from convertible debt                                    375,000               25,959           1,900,959
     Proceeds from sale of common stock                              1,812,012                    -           2,129,484
     Proceeds from exercise of warrants                                  5,000                    -               5,453
     Cash paid to retire convertible debt                             (500,000)                   -            (500,000)
     Cash paid for deferred loan costs                                 (90,000)                   -            (159,530)
     Purchase and retirement of common stock                                 -                    -             (48,000)
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            1,602,012               65,959           3,477,366
-----------------------------------------------------------------------------------------------------------------------

                        PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                                                                                                  Cumulative
                                                                                                 Amounts from
                                                                                                 January 17,
                                                                                                     2002
                                                            Nine                  Nine           (Inception)
                                                        Months Ended          Months Ended         through
                                                        September 30,        September 30,       September 30,
                                                            2004                  2003            (Inception)
--------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)             (Unaudited)        (Unaudited)
                                                                                   Restated
                                                                                   (Note 9)

NET CHANGE IN CASH                                     $       (158,505)     $     (705,640)    $         5,640

Cash, at beginning of period                           $        164,145      $      717,833     $             -
--------------------------------------------------------------------------------------------------------------------

Cash, at end of period                                 $          5,640      $       12,193     $         5,640
--------------------------------------------------------------------------------------------------------------------


Supplemental Disclosure of Noncash Investing and
Financing Activities

  September 30, 2004
   Issuance of stock in exchange for standby
     equity commitment of $310,866
   Issuance of warrants in exchange for
     prepaid services of $329,000
   Issuance of stock in exchange for prepaid
      services of $62,500
   Discounts on convertible debt of $254,006
   Accrual of $86,666 for stock issuance
    costs off-set against gross proceeds
    from sale of common stock

   September 30, 2003
    Stock and warrants issued to consultants for prepaid services of $235,583


                 See accompanying notes to financial statements.

                        PROVECTUS PHARMACEUTICALS, INC.
                         (A Development-Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     At September 30, 2004, as a result of the financing transaction described in Note 5(e), there is no longer doubt regarding the Company's ability to continue as a going concern.

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

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2004 are 2,478,333

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)


warrants, 1,725,000 options and 2,168,069 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 20,000 warrants. Included in the weighted average number of common shares outstanding are 189,274 shares committed to be issued but not outstanding at September 30, 2004.

5.   EQUITY TRANSACTIONS

     (a) At December 31, 2003, the Company was committed to issue 416,606 shares to consultants in exchange for services rendered. In January 2004, 341,606 of these shares were issued. In January 2004, the Company also issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. Consulting costs charged to operations were $62,500. These 36,764 shares, along with 75,000 shares committed in 2003 were issued in August 2004. In August 2004, the Company also issued 15,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $25,200. In September 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,665.

     (b) In May 2004, the Company issued 20,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $18,800. In August 2004, the Company issued 350,000 warrants to consultants in exchange for services valued at $329,000. At September 30, 2004, $41,125 of these costs have been charged to operations with the remaining $287,875 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully-vested and non-forfeitable.

     (c) On June 25, 2004, the Company entered into an agreement to sell 1,333,333 shares of common stock at a purchase price of $.75 per share for an aggregate purchase price of $1,000,000. Payments were received in four installments, the last of which was on August 9, 2004. Stock issuance costs of $155,666 have been off-set against the proceeds received of which $86,666 was accrued at September 30, 2004 as it relates to 66,667 shares of common stock not issued as of September 30, 2004. In conjunction with the sale of the common stock, the Company issued 1,333,333 warrants with an exercise price of $1.00 and a termination date of three years from the installment payment dates. In addition, the Company has given the investors an option to purchase 1,333,333 shares of additional stock including the attachment of warrants under the same terms as the original agreement. This option expires six months after the last installment date.

     (d) In conjunction with the June 25, 2004 transaction, the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments received from the sale of common stock noted in Note 5(c). As a result, the debt discount previously recorded on the convertible debt and the deferred loan costs were fully amortized and recorded as additional interest expense of $127,378 as of June 30, 2004. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as loss on extinguishment of debt as of June 30, 2004. At September 30, 2004, there were no amounts outstanding related to the short-term convertible debt.

     (e) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of September 30, 2004 there were no shares issued pursuant to the SEDA. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and the Company may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which is being amortized over the term of the commitment period which is one year.

     (f) On July 28, 2004, the Company entered into an agreement to issue 8% convertible debentures to Cornell Capital Partners in the amount of $375,000 which is due together with interest on July 28, 2007. This debt has a subordinated security interest in the assets of the Company. The debentures are convertible into common stock at a price per share equal to the lesser of (a) an amount equal to 120% of the closing Volume Weighed Average Price (VWAP) of the common stock as of the Closing Date (July 28, 2004) or (b) an amount equal to 80% of the lowest daily VWAP of
                                      -8-

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

the Company's common stock during the 5 trading days immediately preceding the conversion date. There is a floor conversion price of $.75 until December 1, 2004. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 which resulted in a beneficial conversion amount of $254,006. The beneficial conversion amount is being amortized over the term of the debt which is three years. At September 30, 2004, $14,614 has been amortized.

     (g) In 2004, the Company sold 2,437,443 shares of restricted common stock under this offering of which 1,867,490 shares were issued in the first quarter 2004 and 569,953 were issued in the second quarter 2004. Shares were sold during 2004 at an average gross price of $0.98 per share with net proceeds of $793,138. Costs related to the placement agent for proceeds received in 2004 of $1,588,302 have been off-set against gross proceeds of $2,381,439. The transaction is a Regulations S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restriction under rule 144 for an additional year.

6.   STOCK-BASED COMPENSATION

     On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over three years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2004.

     On May 27, 2004, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2004. On June 28, 2004, the Company issued 100,000 stock options to an employee. The options vest over four years with 25,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2004.

     There were no stock options granted by the Company during the third quarter of 2004.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $11,709 of expense was recorded for the nine months ended September 30, 2004. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                                              Three Months                           Nine Months
                                                                 Ended                                 Ended
                                            Three Months      September 30,     Nine Months        September 30,
                                               Ended              2003             Ended                2003
                                            September 30,       Restated        September 30,          Restated
                                               2004             (Note 9)            2004              (Note 9)
----------------------------------------  -----------------  ----------------  ----------------  -----------------
Net loss, as reported                     $     (1,148,522)   $      (872,068)  $    (3,510,407)  $   (2,412,508)
Add stock-based employee compensation
    expense included in reported net
    loss                                             3,903              6,347            11,709           33,853
Less total stock-based employee
    compensation expense determined
    under the fair value based method
    for all awards                                 (90,938)           (13,200)         (591,563)         (70,400)
----------------------------------------  -----------------  ----------------  ----------------  -----------------
Pro forma net loss                        $     (1,235,557)  $       (878,921)  $    (4,090,261)  $   (2,449,055)
----------------------------------------  -----------------  ----------------  ----------------  -----------------
Basic and diluted loss per common
     share, as reported                   $          (0.08)  $          (0.09)  $         (0.26)  $        (0.25)
Basic and diluted loss per common
     share, pro forma                     $          (0.08)  $          (0.09)  $         (0.30)  $        (0.26)

                                      -9-

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

7.   REVENUE RECOGNITION

     The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

8.   SUBSEQUENT EVENTS

     (a) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time over the next two years. The facility is subject to having in effect an effective registration statement covering the shares. A registration statement covering 2,023,552 shares has been filed with the Securities and Exchange Commission.

     (b) Pursuant to a Securities Purchase Agreement between the Company and Cornell dated July 28, 2004 (the "Debenture SPA"), the Company issued a second secured convertible debenture on October 7, 2004 which has the same conversion terms as the debenture described in Note 5(f). The Company filed a registration statement with the Securities and Exchange Commission for the shares underlying both debentures. This debt is due together with interest on October 7, 2007 and has a subordinated security interest in the assets of the Company.

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

                                          At
                                   December 31, 2003
                                          As
                                     Previously              As
                                      Reported            Restated
                                  -----------------   -----------------
Balance Sheet Data:

Patents, net of amortization      $      18,755,791    $     10,966,028
------------------------------------------------------------------------
Total Assets                             19,826,809          12,037,046
------------------------------------------------------------------------
Stockholders' Equity                     18,040,815          10,251,052
------------------------------------------------------------------------



                                    For The Three Months Ended,               For The Nine Months Ended,
                                         September 30,                            September 30,
                                          2003                                      2003
                                           As                                        As
                                      Previously             As                  Previously           As
                                        Reported          Restated                Reported         Restated
                                       (Unaudited)       (Unaudited)            (Unaudited)      (Unaudited)
                                    ------------------------------------------------------------------------
Income Statement Data:

Amortization                             $ 286,964       $ 167,780             $   860,891       $  503,340
Total Operating Loss                     (952,745)        (833,561)             (2,710,300)      (2,352,749)
Net Loss                                 (991,252)        (872,068)             (2,770,058)      (2,412,508)
Basic and Diluted Loss
   Per Common Share                         (0.10)           (0.09)                  (0.29)           (0.25)

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $379,113 for the three months ending September 30, 2004 include consulting of $147,711, insurance of $30,416, legal of $44,113, payroll of $151,271, and rent and utilities of $5,602. R&D costs comprising the total of $813,252 for the nine months ending September 30, 2004 include consulting of $289,079, lab expense of $10,958, insurance of $66,591, legal of $91,047, office and other expense of $3,751, payroll of $326,895, rent and utilities of $14,935, and taxes and fees of $9,996. Research and development costs comprising the total of $95,084 for the three months ending September 30, 2003 included depreciation expense of $49,636, insurance of $5,197, payroll of $30,194, and rent and utilities of $10,057. Research and development costs comprising the total of $331,370 for the nine months ending September 30, 2003 included depreciation expense of $187,292, consulting of $26,423, insurance of $10,153, office and other expense of $828, payroll of $78,629, rent and utilities of $26,857, and taxes and fees of $1,188.

CASH FLOW

     As of November 12, 2004, we held approximately $250,000 in cash. At our current cash expenditure rate, this amount in addition to proceeds expected from our third and fourth quarter 2004 financings will be sufficient to meet our needs. We already have begun to increase our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful in increasing sales of OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes. Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2004 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see Notes 5(b), 5(c) and 8 of the notes to our financial statements included in this report.

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

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2004, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


     Recent Sales of Unregistered Securities

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

                    Number of        Exercise         Issue         Termination
     Investor        Shares           Price           Date             Date
    --------       -----------      -----------    ----------     --------------

    A.I.              222,222            $1.00   June 25, 2004    June 25, 2009
    Castlerigg        222,222            $1.00   June 25, 2004    June 25, 2009
    A.I.              148,148            $1.00   July 16, 2004    July 16, 2009
    Castlerigg        148,148            $1.00   July 16, 2004    July 16, 2009
    Castlerigg        148,148            $1.00   August 5, 2004   August 5, 2009
    Castlerigg        444,444            $1.00   August 9, 2004   August 9, 2009


     A.I. and Castlerigg have an option to purchase an additional 1,333,333 shares of common stock on the same terms and conditions described above, including the attachment of warrants. We have paid $50,000 and we will issue 66,667 shares of restricted common stock to Baker Consulting, Inc. as compensation for its broker services and as placement agent. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Section 4(2) of the Securities Act, based upon the fact that the offer and sale of the securities was made to a limited number of purchasers in a transaction not involving any general solicitation or general advertising. Proceeds will be used for general corporate purposes.

     Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between us and Cornell Capital Partners, L.P. ("Cornell"), we may, at our discretion, issue shares of common stock to Cornell at any time over the next two years. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares has been filed with the Securities and Exchange Commission. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and we may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, we issued 190,084 shares of common stock to Cornell as commitment shares. In addition, we issued 7,920 shares of common stock to Newbridge Securities Corporation ("Newbridge") as compensation for its services as placement agent. We also paid $10,000 in structuring fees to Cornell. We believe that this offering was exempt from the registration requirements of the Securities Act by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell and Newbridge are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.

     Pursuant to a Securities Purchase Agreement between us and Cornell dated July 28, 2004 (the "Debenture SPA"), we issued a Secured Convertible Debenture (the "Debenture") to Cornell at an original principal amount of $375,000. The Debenture bears interest at 8% per annum. The Debenture is due and payable in full on July 28, 2007.

At our option, the entire principal amount and all accrued interest may be paid in either cash or in shares of common stock, at a price per share equal to the lesser of (a) $1.88 (the "Fixed Price") or (b) an amount equal to 80% of the lowest daily volume weighted average price of the common stock, as quoted by Bloomberg, L.P., during the 5 trading days immediately preceding the conversion date. There is a $.75 floor conversion price until December 1, 2004. We may redeem a portion or all of the outstanding Debenture at any time with 3 business days advance written notice, at a price that is 110% of the amount redeemed plus accrued interest; provided that if on the date that we provide notice of redemption the price of the common stock is greater than the Fixed Price, the redemption price will be 120% of the amount redeemed plus accrued interest. Pursuant to the Debenture SPA, the Company issued a second secured convertible debenture on the same terms as the Debenture on October 7, 2004 which is the date that the Company filed a registration statement for the shares underlying both debentures. The Debenture is due and payable in full on October 7, 2007. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the Debenture satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, Cornell is financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Proceeds will be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

          31.1 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated November 12, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

          31.2 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated November 12, 2004, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

          32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 12, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

                                      -15

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Provectus Pharmaceuticals, Inc.


                                 By:/s/ H. Craig Dees, Ph.D.
                                    --------------------------------------------
                                    H. Craig Dees, Ph.D.
                                    Chief Executive Officer

Date:    November 12, 2004

                                  EXHIBIT INDEX


Exhibit No.           Description
----------------  --------------------------------------------------------------

     31.1           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification), dated November 12, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

----------------  --------------------------------------------------------------

     31.2           Certification   Pursuant  to  Rule  13a-14(a)  (Section  302
                    Certification),  dated November 12, 2004,  executed by Peter
                    R. Culpepper, Chief Financial Officer of the Company.

----------------  --------------------------------------------------------------

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 12, 2004, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

----------------  --------------------------------------------------------------