Form 10KSB
period 2004-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2005-03-31
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the fiscal year ended December 31, 2004; OR

[ ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

          For the transition period from __________ to _______________
                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                            90-0031917
------------------------------                   -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee            37931
-----------------------------------------------------     -------------------
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the most recent fiscal year were $21,072. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2005, was $15,947,003 (computed on the basis of $0.97 per share).

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 17, 2005 was 16,440,209.

     Documents incorporated by reference in Part III hereof: Proxy Statement for 2005 Annual Meeting of Stockholders

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         Provectus Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB

                                Table of Contents

                                                                            Page
                                                                            ----
Part I........................................................................1
     Item 1.    Description of Business.......................................1
         History..............................................................1
         Description Of Business..............................................1
         Intellectual Property................................................7
         Competition..........................................................9
         Federal Regulation of Therapeutic Products...........................9
         Personnel...........................................................12
         Available Information...............................................13
     Item 2.    Description of Property......................................13
     Item 3.    Legal Proceedings............................................13
     Item 4.    Submission of Matters to a Vote of Security Holders..........13
Part II......................................................................14
     Item 5.    Market for Common Equity and Related Stockholder Matters.....14
     Item 6.    Management's Discussion and Analysis or Plan of Operation....16
         Plan of Operation...................................................17
     Item 7.    Financial Statements.........................................18
         Forward-Looking Statements..........................................18
         Risk Factors........................................................18
     Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................25
     Item 8A.   Controls and Procedures......................................25
Part III.....................................................................26
     Item 9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act...26
     Item 10.   Executive Compensation.......................................26
     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...................26
     Item 12.   Certain Relationships and Related Transactions...............27
     Item 13.   Exhibits.....................................................27
     Item 14.   Principal Accountant Fees and Services.......................27
Signatures...................................................................28

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

Description Of Business

Overview

     Provectus, and its five wholly owned subsidiaries:

     o    Xantech Pharmaceuticals, Inc.

     o    Pure-ific Corporation

     o    Provectus Biotech, Inc.

     o    Provectus Devicetech, Inc.

     o    Provectus Pharmatech, Inc.

(which we refer to as our subsidiaries) develop, license and market and plan to sell products in three sectors of the healthcare industry:

     o Over-the-counter products, which we refer to in this report as "OTC products;"

     o    Prescription drugs; and

     o    Medical device systems

     We manage Provectus and our subsidiaries on an integrated basis and when we refer to "we" or "us" or "the Company" in this Annual Report on Form 10-KSB, we refer to all six corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone 865/769-4011.

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

Pure-ific

     Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain store) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting on-line sales of the antibacterial hand spray. We intend to continue developing our distribution network for these products and expect to expand the Pure-ific product line to include additional applications.

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

Oncology

     Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we have been working toward completion of the extensive scientific and medical materials necessary for filing an Investigational New Drug (IND) application for Provecta in anticipation of beginning Phase 1 clinical trials for breast and liver cancer. This IND was filed and cleared by the RDA in 2004 and sets the stage for Phase 1 clinical trials.

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

Research and Development

     We continue to actively develop projects that are product directed and are attempting to conserve available capital and achieve full capitalization of our company through equity and convertible debt offerings, generation of product revenues, and other means. All ongoing research and development activities are directed toward supporting our OTC product launches, our current product development and maintaining our intellectual property portfolio.

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

     We are commencing limited sales of Pure-ific, our antibacterial hand spray. We sold small amounts of this product during 2004. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces.

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

Personnel

Executive Officers

     As of March 17, 2005, our executive officers are:

     H. Craig Dees, Ph.D., 53, Chief Executive Officer. Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory (ORNL), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing "killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin - Madison in 1984.

     Timothy C. Scott, Ph.D., 47, President. Dr. Scott has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was as a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen's Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment, and held senior research and management positions at ORNL. Dr. Scott has been involved in developing numerous high-tech innovations in a broad range of areas, including separations science, biotechnology, biomedical, and advanced materials. He has licensed several of his innovations to the oil and gas and biotechnology industries. As Director of the Bioprocessing R&D Center at ORNL, Dr. Scott achieved a national presence in the area of use of advanced biotechnology for the production of energy, fuels, and chemicals. He earned a Ph.D. in Chemical Engineering from the University of Wisconsin - Madison in 1985.

     Eric A. Wachter, Ph.D., 42, Vice President - Pharmaceuticals. Dr. Wachter has served as our Vice President - Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin - Madison in 1988.

     Peter R. Culpepper, CPA, MBA, 45, Chief Financial Officer. Mr. Culpepper was appointed to serve as our Chief Financial Officer in February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and
Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned an MBA in Finance from the University of Maryland - College Park in 1992. He earned an undergraduate degree from the College of William and Mary - Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland and is a faculty member with the University of Phoenix.

Employees

     We currently employ four persons, all of whom are full-time employees.

Available Information

     Provectus Pharmaceuticals, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act." To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission, which we refer to as the "SEC." You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     During the three months ended December 31, 2004, we did not submit any matters to a vote of our stockholders.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

     Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2002:



                                                                         High                 Low
                                                                         ----                 ---
         2003
         First Quarter (January 1 to March 31)                           $0.60              $0.26
         Second Quarter (April 1 to June 30)                             $1.01              $0.21
         Third Quarter (July 1 to September 30)                          $0.60              $0.20
         Fourth Quarter (October 1 to December 31)                       $2.00              $0.22

         2004
         First Quarter (January 1 to March 31)                           $1.70              $0.80
         Second Quarter (April 1 to June 30)                             $1.51              $0.85
         Third Quarter (July 1 to September 30)                          $1.68              $0.52
         Fourth Quarter (October 1 to December 31)                       $0.82              $0.47

     The closing price for our common stock on March 17, 2005 was $0.97. High and low quotation information was obtained from data provided by Yahoo! Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

     As of March 17, 2005, we had 1,822 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

     During the year ended December 31, 2004, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act," except on November 16, 2004, the Company completed a private placement transaction with 14 accredited investors, pursuant to which we sold 530,166 shares of our common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $397,625 pursuant to Securities Purchase Agreements with each investor. In connection with the sale of the common stock, we also issued warrants (the "Warrants") to the investors to purchase up to 795,249 shares of our common stock at an exercise price of $1.00 per share. We paid $39764 to Venture Catalyst, LLC as placement agent for this transaction. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the common stock and warrants satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the investors are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Proceeds will be used for general corporate purposes.

Pursuant to an agreement dated November 26, 2004 between us and Gryffindor, we issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959. The amended note bears interest at 8% per annum, payable quarterly in arrears, is due and payable in full on November 26, 2005, and amends and restated the amended note in its entirety. As with the prior notes, our obligations under the amended note are secured by a first priority security interest in all of our assets, including the assets held by our Xantech and Pure-ific subsidiaries. Subject to certain exceptions, the amended note is convertible into shares of our common stock beginning on the November 26, 2004; the principal amount of the note is convertible at the rate of one share of common stock for each $0.73655655 of principal converted, while accrued but unpaid interest on the note is  convertible  at the rate of one share of common stock for each $0.55 of accrued but unpaid interest converted. We relied on an exemption from registration pursuant to Section 4(2) of the Securities Act, based on the issuance of the amended note, and the issuance of the shares of common stock issuable upon conversion of the amended note, to a limited number of purchasers in a transaction not involving any general solicitation or general advertising.

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

CAPITAL STRUCTURE

     Our ability to continue as a going concern has become reasonably assured due to our financing in June, July, and November 2004, as well as March 2005. However, our ongoing operations continue to be dependent upon our ability to raise capital.

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

PLAN OF OPERATION

     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2005, through careful control of expenditures, increasing sales of OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.

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

     We are in the planning phase for the major research and development projects, and therefore do not have estimated completion dates, completion costs and capital requirements for these projects. The reason we do not have this information available is because we have not completed our planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $1,291,817 for 2004 included depreciation expense of $121,811, consulting of $493,305, lab expense of $10,958, insurance of $74,059, legal expense of $127,775, office and other expense of $3,751, payroll of $431,068, rent and utilities of $20,533, and taxes and fees of $8,557. The research and development costs comprising a total of $724,924 for 2003 included depreciation expense of $218,082 ($10,233 of depreciation expense is recorded in general and administrative), consulting of $49,198, lab expense of $12,800, insurance of $10,153, legal expense of $130,271, office and other expense of $2,008, payroll of $252,042, rent and utilities of $38,057, and taxes and fees of $12,313.

CASH FLOW

     As of March 30, 2005, we held approximately $1,600,000 in cash in escrow for our benefit. We anticipate these funds will be released from the escrow shortly. At our current cash expenditure rate, this amount will be sufficient to meet our needs for the forseeable future. We already have begun to increase our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful in increasing sales of OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs for initial production and distribution of OTC products in order to achieve meaningful sales volumes. Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products and resumption of our currently suspended research programs. We anticipate that the majority of the funds for our operating and development needs in 2005 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us beginning with the third quarter in 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for Employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the result of operations, although it will have no impact on the overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the provisions of SFAS No. 151, when applied, will have a material impact on the finanical position or results of operations.

Item 7. Financial Statements.

     Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.
                                                                        Page
                                                                        ----
     Report of Independent Registered Public Accounting Firm             F-1
     Consolidated  Balance  Sheets as of December 31, 2004
     and December 31, 2003                                               F-2
     Consolidated  Statements of Operations for the years
     ended December 31, 2004 and 2003                                    F-3
     Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 2004 and 2003                          F-4
     Consolidated  Statements of Cash Flows for the year
     ended December 31, 2004 and 2003                                    F-5
     Notes to Consolidated Financial Statements                          F-7

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

Our technologies are in early stages of development. We have generated minimal initial revenues from sales and operations in 2004, but we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters. We require additional funding to continue initial production and distribution of OTC products in order to achieve meaningful sales volumes. In addition, we must raise substantial additional funds in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products and resumption of research programs currently suspended. We estimate that our existing capital resources will be sufficient to fund our current and planned operations.

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

     As of December 31, 2004, we had $2,084,959 in debt, net of a debt discount of $411,210 and $43,671 of accrued interest on our balance sheet, consisting of $1,185,959 in principal and $9,224 in accrued but unpaid interest owed to Gryffindor pursuant to the Note; $750,000 in principal and $19,011 in accrued interest owed to the holders of our debentures which has been authorized to be paid on March 30, 2005 and $149,000 in principal and $15,436 in accrued interest owed to Dr. Wachter. The amounts due to Gryffindor are due in November 2005, the amounts due in equal installments to the holders of our debentures are due in July and October 2007, and the amounts due to Dr. Wachter are due in 2009. Because of the convertible nature of the debt owed to Gryffindor and to the holders of the convertible debentures, we may not have to repay this debt if the debt is converted into shares of our common stock. However, we can not assure you that this debt will be converted into common stock and we may have to repay this indebtedness. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

     We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We estimate that our existing capital resources will be sufficient to fund our current and planned operations; however, we may need additional capital. We have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to shareholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business, and may impair the value of our patents and other intangible assets.

     Existing shareholders may face dilution from our financing efforts.

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

     We recently have begun marketing GloveAid and Pure-ific, our first two OTC products, on a limited basis. We have recognized minimal revenue from these products, as the sales of these products have not been material. In order for these products to become commercially successful, we must increase significantly our distribution of them. Increasing distribution of these products requires, in turn, that we or distributors representing us increase marketing of these products. In view of our limited financial resources, we may be unable to afford increases in our marketing of our OTC products sufficient to improve our distribution of our products. Even if we can and do increase our marketing of our OTC products, we cannot give you any assurances that we can successfully increase our distribution of our products.

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

     In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. Also, as of December 31, 2004, we owe $156,377 in accrued but unpaid compensation to our employees. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.

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

     As discussed above, we currently have only four employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas therefore falls on Drs. Dees, Scott, Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We anticipate adding a part-time regulatory affairs officer, a part-time lab technician and a part-time office manager within the next year. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future which could further divert management's attention from the operation of our business.

     Our common stock price can be volatile because of several factors, including a limited public float.

     During the twelve-month period ended December 31, 2004, the sale price of our common stock fluctuated from $1.70 to $0.47 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

     Any agreement to sell, or convert debt or equity securities into, common stock at a future date and at a price based on the then current market price will provide an incentive to the investor or third parties to sell the common stock short to decrease the price and increase the number of shares they may receive in a future purchase, whether directly from us or in the market. For example, the initial conversion rate of the debentures issued during the third and fourth quarters of 2004 is equal to the lower of (i) 80% of the average market price of our common stock for the five (5) trading days ending on the effective date of the exercise to convert or (ii) $1.88 per share. If the average market price of our common stock is so low that it causes the conversion rate on the debentures to fall below approximately $0.73, and if the debenture holders enforce this provision of our agreement with them, we will have to issue more shares to the debenture holders upon conversion of the debentures and the anti-dilutive provisions contained in our agreements with Gryffindor will become operative. If these anti-dilutive provisions become operative, we may be required to issue a significant number of shares of common stock to Gryffindor. We will not receive any additional proceeds from Gryffindor for the issuance of these shares of common stock. Other financings that we may obtain may contain similar provisions, and the existence of anti-dilutive provisions in some of our existing financings may make it more difficult for us to obtain financing in the future. These types of transactions which cause the issuance of our common stock in connection with the exercise or conversion of securities may result in substantial dilution to the remaining holders of our common stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of the last day of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure
          controls  and   procedures  are  effective.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Except as set forth below, the information called for by this item with respect to our executive officers as of March 30, 2005 is furnished in Part I of this report under the heading "Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 10. Executive Compensation.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Exhibits

     Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services.

     The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2005, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-KSB for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Provectus Pharmaceuticals, Inc.

                                      By: /s/ H. Craig Dees
                                          --------------------------------------
                                          H. Craig Dees, Ph.D. Chief Executive
                                          Officer
Date:    March 30, 2005


                   Signature                                        Title                           Date
                   ---------                                        -----                           -----


/s/  H. Craig Dees
--------------------------------------------     Chief Executive Officer (principal            March 30, 2005
H. Craig Dees, Ph.D.                             executive officer) and Chairman of the
                                                 Board

/s/  Peter R. Culpepper
--------------------------------------------     Chief Financial Officer (principal financial  March 30, 2005
Peter R. Culpepper, CPA                          officer and principal accounting officer)


/s/  Timothy C. Scott
--------------------------------------------
Timothy C. Scott, Ph.D.                          President and Director                        March 30, 2005


/s/  Eric A. Wachter
--------------------------------------------     Vice President - Pharmaceuticals and          March 30, 2005
Eric A. Wachter, Ph.D.                           Director


/s/  Stuart Fuchs
--------------------------------------------     Director                                      March 30, 2005
Stuart Fuchs



 Report of Independent Registered Public Accounting Firm



 Board of Directors
 Provectus Pharmaceuticals, Inc.
 Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2004 and for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over finanical reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2004 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/BDO Seidman, LLP
--------------------
Chicago, Illinois
February 11, 2005

                         Provectus Pharmaceuticals, Inc.
                          (A Development-Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,         December 31,
                                                                                      2004                 2003
---------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash                                                                  $        10,774    $         164,145
     Stock subscription receivable                                                       -               87,875
     Inventory                                                                      94,142               72,578
     Prepaid expenses and other current assets                                      20,582               26,227
     Prepaid consulting expense                                                    205,427              420,817
     Prepaid commitment fee, net of amortization of $38,326                        272,540                    -
---------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               603,465              771,642
---------------------------------------------------------------------------------------------------------------
Equipment and Furnishings, less accumulated depreciation of
     $366,571 and $244,760                                                               -              121,415
Patents, net of amortization of $1,420,537 and $749,417                         10,294,908           10,966,028
Deferred loan costs, net of amortization of $35,922 and $19,569                    270,578              150,961
Other Assets                                                                        27,000               27,000
---------------------------------------------------------------------------------------------------------------
                                                                           $    11,195,951    $      12,037,046
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable - trade                                              $       154,214    $         100,640
     Accrued compensation                                                          156,377              352,500
     Accrued expenses                                                                6,240               57,549
     Accrued interest                                                               43,670              100,021
     Short-term convertible debt, net of debt discount of $-0- and
        $442,623                                                                         -               57,377
     Gryffindor convertible debt, net of debt discount of $95,157 and
        $57,052                                                                  1,090,802              968,907
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        1,451,303            1,636,994
---------------------------------------------------------------------------------------------------------------
Loan From Stockholder                                                              149,000              149,000
---------------------------------------------------------------------------------------------------------------
Cornell convertible debt, net of debt discount of $316,053 and $-0-                433,947                    -
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized;
         16,133,876 and 10,867,509 shares issued and
         outstanding, respectively                                                  16,134               10,868
     Paid-in capital                                                            23,711,540           20,461,632
     Deficit accumulated during the development stage                          (14,565,973)         (10,221,448)
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       9,161,701           10,251,052
---------------------------------------------------------------------------------------------------------------
                                                                           $    11,195,951    $      12,037,046
---------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       Cumulative
                                                                                                        Amounts from
                                                                                                         January 17,
                                                                                                            2002
                                                                                                         (Inception)
                                                                     Year Ended       Year Ended           Through
                                                                     December 31,     December 31,       December 31,
                                                                        2004            2003                 2004
--------------------------------------------------------------------------------------------------------------------
Revenues
     OTC Product Revenue                                            $    18,728        $        -        $    18,728
     Medical Device Revenue                                              13,125                 -             13,125
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                           31,853                 -             31,853

Cost of Sales                                                            10,781                 -             10,781
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                             21,072                 -             21,072

Operating Expenses
     Research and development                                         1,291,817           724,924          2,067,455
     General and administrative                                       1,690,841         1,582,250         10,196,037
     Amortization                                                       671,120           671,120          1,420,537
---------------------------------------------------------------------------------------------------------------------
Total operating loss                                                 (3,632,706)       (2,978,294)       (13,662,957)

Gain on sale of equipment                                                     -            55,000             55,000

Net loss on extinguishment of debt                                    ( 101,412)                -           (101,412)

Interest expense                                                       (610,407)         (232,019)          (856,604)
---------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                                                  $ (4,344,525)      $(3,155,313)      $(14,565,973)
---------------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per
     Common Share                                                         (0.31)            (0.33)
---------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
         Common Shares
         Outstanding -
         Basic and Diluted                                           14,122,559         9,706,064
---------------------------------------------------------------------------------------------------------------------

               See accompanying notes to financial statements.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                        Common Stock
                                             -----------------------------------
                                                    Number                           Paid-in        Accumulated
                                                  of Shares        Par Value         Capital          Deficit         Total
                                             --------------------------------------------------------------------------------------
Balance, at January 17, 2002                            -     $          -    $          -    $           -     $          -

     Issuance to founding shareholders          6,000,000            6,000          (6,000)               -                -
     Sale of stock                                 50,000               50          24,950                -           25,000
     Issuance of stock to employees               510,000              510         931,490                -          932,000
     Issuance of stock for services               120,000              120         359,880                -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                       -                -               -       (1,316,198)      (1,316,198)
                                             -------------    -------------   --------------  ---------------   -------------

Balance, at April 23, 2002                      6,680,000            6,680       1,310,320       (1,316,198)             802

     Shares issued in reverse merger              265,763              266          (3,911)               -           (3,645)
     Issuance of stock for services             1,900,000            1,900       5,142,100                -        5,144,000
     Purchase and retirement of stock            (400,000)            (400)        (47,600)               -          (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                          500,007              500      12,225,820                -       12,226,320
     Exercise of warrants                         452,919              453               -                -              453
     Warrants issued in connection with
         convertible debt                               -                -         126,587                -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                              25,000               25          26,975                -           27,000
     Net loss for the period from April 23, 2002
         (date of reverse merger) to December
         31, 2002                                       -                -               -       (5,749,937)      (5,749,937)
                                             -------------    -------------   --------------  ---------------   -------------

Balance, at December 31, 2002                   9,423,689            9,424      18,780,291       (7,066,135)      11,723,580

     Issuance of stock for services               764,000              764         239,036                -          239,800
     Issuance of warrants for services                  -                -         145,479                -          145,479
     Stock to be issued for services                    -                -         281,500                -          281,500
     Employee compensation from stock options           -                -          34,659                -           34,659
     Issuance of stock pursuant to Regulation S   679,820              680         379,667                -          380,347
     Beneficial conversion related to
         convertible debt                                                          601,000                           601,000
     Net loss for the year ended
         December 31, 2003                              -                -               -       (3,155,313)      (3,155,313)
                                             -------------    -------------   ------------    ---------------   -------------
Balance, at December 31, 2003                  10,867,509     $     10,868    $ 20,461,632    $ (10,221,448)    $ 10,251,052

     Issuance of stock for services               733,872              734          449,190                -         449,923
     Issuance of warrants for services                  -                -          495,480                -         495,480
     Exercise of warrants                         132,608              133            4,867                -           5,000
     Employee compensation from stock options           -                -           15,612                -          15,612
     Issuance of stock pursuant to Regulation S 2,469,723            2,469          790,668                -         793,137
     Issuance of stock pursuant to Regulation D 1,930,164            1,930        1,286,930                -       1,288,861
     Beneficial conversion related to
         convertible debt                               -                -          360,256                -         360,256
     Issuance of convertible debt with warrants         -                -          105,250                -         105,250
     Repurchase of beneficial conversion
         feature                                        -                -         (258,345)               -        (258,345)
     Net loss for the year ended
            December 31, 2004                           -                -                -       (4,344,525)     (4,344,525)
-----------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 2004                  16,133,876    $      16,134    $  23,711,540   $  (14,565,973)   $  9,161,701
-----------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                          Cumulative
                                                                                                          Amounts from
                                                                                                       January 17, 2002
                                                                                                         (Inception)
                                                                   Year Ended         Year Ended           through
                                                                   December 31,      December 31,        December 31,
                                                                      2004               2003                2004
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                               $       (4,344,525)   $      (3,155,313)     $  (14,565,973)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                                  121,811              228,315             389,572
         Amortization of patents                                       671,120              671,120           1,420,537
         Amortization of original issue discount                       360,663              120,669             487,575
         Amortization of commitment fee                                 38,326                    -              38,326
         Amortization of prepaid consultant expense                    606,888              245,962             852,850
         Amortization of deferred loan costs                           120,953               19,569             140,522
         Loss on extinguishment of debt                                101,412                    -             101,412
         Compensation through issuance of stock options                 15,612               34,659              50,271
         Compensation through issuance of stock                              -                    -             932,000
         Issuance of stock for services                                 76,558                    -           5,580,558
         Issuance of warrants for services                              22,481                    -              22,481
         Gain on sale of fixed asset                                         -              (55,000)            (55,000)
         Increase (decrease) in assets
              Prepaid expenses                                           5,645                9,254             (20,582)
              Inventory                                                (21,564)             (72,578)            (94,142)
         Increase (decrease) in liabilities
              Accounts payable                                          53,574                1,766             150,569
              Accrued expenses                                        (143,783)             432,289             366,287
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (2,314,829)          (1,519,288)         (4,202,737)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                       -              180,000             180,000
     Capital expenditures                                                 (396)              (3,301)             (3,697)
------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                       (396)             176,699             176,303
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from loans from stockholder                                    -               40,000             149,000
     Proceeds from convertible debt                                    750,000              525,959           2,275,959
     Proceeds from sale of common stock                              2,169,873              292,472           2,487,345
     Proceeds from exercise of warrants                                  5,000                    -               5,453
     Cash paid to retire convertible debt                             (500,000)                   -            (500,000)
     Cash paid for deferred loan costs                                (162,500)             (69,530)           (232,030)
     Premium paid on extinquishment of debt                           (100,519)                   -            (100,519)
     Purchase and retirement of common stock                                 -                    -             (48,000)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            2,161,854              788,901           4,037,208
------------------------------------------------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                                                 Amounts from
                                                                                                January 17, 2002
                                                                                                  (Inception)
                                                        Year Ended             Year Ended           through
                                                       December 31,           December 31,        December 31,
                                                          2004                   2003                2004
----------------------------------------------------------------------------------------------------------------

Net Change in Cash                                   $         (153,371)   $        (553,688)  $          10,774

Cash, at beginning of period                         $          164,145    $         717,833   $               -
----------------------------------------------------------------------------------------------------------------

Cash, at end of period                               $           10,774    $         164,145   $          10,774
----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing and
Financing Activities

     December 31, 2004
        Issuance of stock for prepaid services
of $62,499
        Issuance of warrants for prepaid services of $329,000
        Issuance of stock in exchange for
standby equity commitment of $310,866
        Discount on convertible debt with warrants of $105,250
        Deferred loan costs through the issuance of warrants of $144,000
        Beneficial conversion on convertible debt of $360,256
        Conversion of accrued interest of $160,000 to convertible debt

     December 31, 2003
        Issuance or commitment to issue stock and
warrants for prepaid services of $666,779
        Stock subscription receivable recorded of
$87,875
        Discount on convertible debt with warrants of $500,000
        Deferred loan costs through the issuance of warrants of $101,000


                  See accompanying notes to financial statement.

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

     Deferred Loan Costs and Debt Discounts

     The costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, have been recorded as deferred loan costs and are being amortized over the term of the loan using the effective interest method. Additionally, the Company recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt. Debt discounts are being amortized over the term of the loan using the effective interest method.

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

     Patents at December 31, 2004 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 12-16 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

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

     Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $5.9 million, expiring in 2022 through 2024. The Company has not recorded an income tax benefit for the net operating losses as the Company is in the development stage and realization of the losses is not considered more likely than not. An income tax valuation allowance has been provided for the losses realized to date.

     The amortization of patents, noncash stock compensation and the amortization of debt discounts related to beneficial conversions are not deductible for tax purposes. In addition, the Company may have acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded the amount would be fully reserved.

     Basic and Diluted Loss Per Common Share

     Basic and diluted loss per common share and diluted loss per common share is computed based on the weighted Per Common Share average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2004 are 1,725,000 options, 4,092,393 warrants and 3,176,368 shares issuable upon the conversion of convertible debt and accrued interest. Additionally, the Company is committed to issue 10,000 warrants.

     Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company believes the fair value of its fixed-rate borrowings approximates the market value.

     Stock Based Compensation

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

     In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $15,612 and $34,659 of expense was recorded for the year ended December 31, 2004 and 2003, respectively.

     For stock options granted to employees during 2004 and 2003, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:


                                                             2004         2003
                                                           --------     --------
         Weighted average fair value per options granted   $ 1.10       $  0.60*
         Significant assumptions (weighted average)
             Risk-free interest rate at grant date            2.0%         2.0%
             Expected stock price volatility                  150%         150%
             Expected option life (years)                      10           10

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

     If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:



                                                Year Ended         Year Ended
                                               December 31,       December 31,
                                                     2004                 2003
                                              ---------------    ---------------
  Net loss, as reported                       $    (4,344,525)   $  (3,155,313)
  Add stock-based employee compensation
      expense included in reported net loss            15,612           34,659
  Less total stock-based employee compensation
      expense determined under the fair
      value based method for all awards              (698,125)        (132,663)
                                              ----------------   ---------------
  Pro forma net loss                          $    (5,027,038)   $  (3,253,317)
                                              ================   ===============
  Basic and diluted loss per common share,
       as reported                            $         (0.31)   $       (0.33)

  Basic and diluted loss per common share,
       pro forma                              $         (0.36)   $       (0.34)

     Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us beginning with the third quarter in 2005.

          As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the result of operations, although it will have no impact on the overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waster material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the provisions of SFAS No. 151, when applied, will have a material impact on the financial position or results of operations.

          Revenue Recognition

          The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

          Reclassifications

          Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

     (d) In June 2002, the Company issued a warrant to a consultant for the purchase of 100,000 shares at $2.29 per share. The warrant is only exercisable upon the successful introduction of the Company to a designated pharmaceutical company. The warrant was forfeited in 2004.

     (e) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

     (f) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2004 and 2003, none of these targets have been met and accordingly, no costs have been recorded.

     (g) In 2003, the Company issued 764,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January valued at $11,600, 35,000 shares issued in March valued at $11,200, and 700,000 shares issued in October valued at $217,000. The value for these shares was based on the market value of the shares issued. As all of these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 of which $0 and $144,667 remained as of December 31, 2004 and 2003, respectively. Consulting costs charged to operations were $144,667 in 2004 and $95,133 in 2003.

     (h) In November and December 2003, the Company committed to issue 341,606 shares to consultants in exchange for services rendered. The total value for these shares was $281,500 which was based on the market value of the shares issued. The shares were issued in January 2004. As these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 of which $0 and $231,983 remained as of December 31, 2004 and 2003, respectively. Consulting costs charged to operations were $231,983 in 2004 and $49,517 in 2003.

     (i) The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants issued in 2003 ranged from $0.20 to $0.24 and totalled $145,479.. As these amounts represented payments for services to be provided in the future and the warrants were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 of which $0 and $44,167 remained as of December 31, 2004 and 2003, respectively. Consulting costs charged to operations were $44,167 in 2004 and $101,312 in 2003.

          In May 2004, the Company issued 20,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $18,800. In August 2004, the Company issued 350,000 warrants to consultants in exchange for services valued at $329,000. At December 31, 2004, $123,375 of these costs have been charged to operations with the remaining $205,427 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully-vested and non-forfeitable. In December 2004, the Company issued 10,000 warrants to consultants in exchange for services valued at $3,680. Fair market value for the warrants issued in 2004 ranged from $0.37 to $0.94.

          (j) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company has engaged a placement agent to assist the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

          In 2004, the Company sold 2,274,672 shares of restricted common stock under this offering of which 1,672,439 shares were issued in the first quarter 2004 and 602,233 were issued in the second quarter 2004. Shares were sold during 2004 at an average gross price of $1.05 per share with net proceeds of $793,137. Costs related to the placement agent for proceeds received in 2004 of $1,588,627 have been off-set against gross proceeds of $2,381,764.

          (k) In January 2004, the Company issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. These shares were recorded as a prepaid consulting expense and were fully amotized at December 31, 2004. Consulting costs charged to operations were $62,500. These 36,764 shares, along with 75,000 shares committed in 2003 were issued in August 2004. The 75,000 shares committed to be issued in 2003 were the result of a cashless exercise of 200,000 warrants in 2003, which were not issued as of December 31, 2003. In August 2004, the Company also issued 15,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $25,200. In September 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,666. In October 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $13,666. In November 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,000. In
          December 2004, the Company issued 7,500 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $3,525.

     (l) On June 25, 2004, the Company entered into an agreement to sell 1,333,333 shares of common stock at a purchase price of $.75 per share for an aggregate purchase price of $1,000,000. Payments were received in four installments, the last of which was on August 9, 2004. Stock issuance costs included 66,665 shares of stock valued at $86,666 and cash costs of $69,000. The cash costs have been off-set against the lproceeds received. received. In conjunction with the sale of the common stock, the Company issued 1,333,333 warrants with an exercise price of $1.00 and a termination date of three years from the installment payment dates. In addition, the Company has given the investors an option to purchase 1,333,333 shares of additional stock including the attachment of warrants under the same terms as the original agreement. This option expired February 8, 2005.

     (m) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of December 31, 2004 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and the Company may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which is being amortized over the term of the commitment period which is one year from the date of registration. At December 31, 2004, $38,326 has been amortized.

     (n) On November 16, 2004, the Company completed a private placement transaction with 14 accredited investors, pursuant to which the Company sold 530,166 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $397,625. In connection with the sale of the common stock, the Company also issued warrants to the investors to purchase up to 795,249 shares of our common stock at an exercise price of $1.00 per share. The Company paid $39,764 and issued 198,812 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received

4.   Stock Incentive Plan

The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 3,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

     On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over three years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2004.

     On May 27, 2004, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2004.

     On June 28, 2004, the Company issued 100,000 stock options to an employee. The options vest over four years with 25,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2004.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2003 and 2004, respectively. There were no options issued in 2002.

                                                                                    Exercise          Weighted
                                                               Shares              Price Per           Average
                                                                                       Share          Exercise
                                                                                                         Price
                                                            ---------          -------------          --------
Outstanding at January 1, 2003                                      -                      -                 -
Granted *                                                     452,000          $0.26 - $0.60             $0.38
Exercised                                                           -                      -                 -
Forfeited                                                     (95,750)         $0.26 - $0.32             $0.30
                                                            ---------          -------------          --------
Outstanding at December 31, 2003                              356,250          $0.26 - $0.60             $0.40
                                                            =========          =============          ========
Options exercisable at
    December 31, 2003                                         187,500          $0.26 - $0.60             $0.47
                                                            =========          =============          ========
Outstanding at January 1, 2004                                356,250          $0.26 - $0.60             $0.40
Granted                                                     1,400,000          $0.95 - $1.25             $1.10
Exercised                                                           -                      -                 -
Forfeited                                                     (31,250)         $0.26 - $0.32             $0.30
                                                            ---------          -------------          --------
Outstanding at December 31, 2004                            1,725,000          $0.32 - $1.25             $0.97
                                                            =========          =============          ========
Options exercisable at
    December 31, 2004                                         562,500          $0.32 - $1.25             $0.84
                                                            =========          =============          ========

* Includes 352,000 options granted at less than market price with a weighted average exercise price of $0.31 and 100,000 options granted at a price equal to market price with a weighted average exercise price of $0.60.

The following table summarizes information about stock options outstanding at December 31, 2004.

                                  Options Outstanding                 Options Exercisable
                       ----------------------------------------  ----------------------------
                                         Weighted
                           Number         Average      Weighted        Number         Weighted
                       Outstanding at   Remaining      Average     Exercisable at     Average
                        December 31,    Contractual    Exercise      December 31,     Exercise
        Exercise Price     2004           Life          Price           2004           Price
        -------------- -------------    ----------     --------     -------------     --------
              $0.32          225,000    8.58 years         0.32         112,500          0.32
              $0.60          100,000    8.58 years         0.60         100,000          0.60
              $1.10        1,200,000    9.17 years         1.10         225,000          1.10
              $0.95          100,000    9.42 years         0.95         100,000          0.95
              $1.25          100,000    9.50 years         1.25          25,000          1.25
        -------------- -------------    ----------     --------     -------------     --------
                           1,725,000    9.00 years        $0.97         562,500         $0.84
                       =============    ==========     ========     =============     ========

     The  following  table  summarizes  the  warrants  granted,   exercised  and
outstanding as of December 31, 2003 and 2004, respectively.

                                                                                             Weighted
                                                                            Exercise          Average
                                                                            Price Per        Exercise
                                                   Warrants                  Warrant           Price
                                                  ---------               -------------      --------

Outstanding at January 1, 2003                      100,000                       $2.29         $2.29
Granted                                           1,285,000               $0.25 - $1.25         $0.78
Exercised                                          (200,000)                      $0.75         $0.75
Forfeited                                          (180,000)              $0.25 - $0.50         $0.37
                                                  ---------               -------------      --------
Outstanding at December 31, 2003                  1,005,000               $0.25 - $2.29         $1.01
                                                  =========               =============      ========
Warrants exercisable at
    December 31, 2003                               905,000               $0.25 - $1.25         $0.87
                                                  =========               =============      ========

Outstanding at January 1, 2004                    1,005,000               $0.25 - $2.29         $1.01
Granted                                           3,402,393               $0.50 - $1.00         $0.99
Exercised                                          (190,000)              $0.25 - $0.50         $0.37
Forfeited                                          (125,000)              $0.75 - $2.29         $1.98
                                                  ---------               -------------      --------
Outstanding at December 31, 2004                  4,092,393               $0.50 - $1.25         $0.99
                                                  =========               =============      ========
Warrants exercisable at
    December 31, 2004                             4,092,393               $0.50 - $1.25         $0.99
                                                  =========               =============      ========

Warrants exercised include a cashless exercise of 200,000 warrants in exchange for 75,000 shares in 2003 and a cashless exercise of 180,000 warrants in exchange for 122,608 shares in 2004. At December 31, 2004 there were 10,000 warrants committed but not issued.

The following table summarizes information about warrants outstanding at December 31, 2004.

                               Warrants Outstanding                      Warrants Exercisable
                   ---------------------------------------------    -----------------------------
                                         Weighted
                          Number          Average      Weighted         Number           Weighted
                      Outstanding at     Remaining      Average      Exercisable at       Average
                        December 31,   Contractual     Exercise      December 31,        Exercise
  Exercise Price           2004             Life        Price            2004             Price
-------------------   --------------   -----------     --------     ---------------      --------

              $0.50           10,000          1.92        $0.50              10,000         $0.50
              $0.75          189,525          3.42        $0.75             189,525         $0.75
              $0.94           20,000          2.25        $0.94              20,000         $0.94
              $1.00        3,772,868          3.48        $1.00           3,772,868         $1.00
              $1.25          100,000          1.92        $1.25             100,000         $1.25
-------------------   --------------   -----------     --------     ---------------      --------

                           4,092,393          3.43        $0.99           4,092,393         $0.99
                      ==============   ===========     ========     ===============      ========


5.   Convertible Debt.

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

     Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to another individual Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"), entitling these parties to purchase, in the aggregate, up to 452,919 shares of common stock at a price of $0.001 per share. Simultaneously with the completion of the transactions described in the Purchase Agreement, the Warrants were exercised in their entirety. The $1,000,000 in proceeds received in 2002 was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option pricing model. The allocated fair value of these warrants was $126,587 and was recorded as a discount on the related debt and is being amortized over the life of the debt using the effective interest method. Amortization of $57,052 and $63,292 have been recorded as additional interest expense as of December 31, 2004 and 2003, respectively.

     In 2003, an additional $25,959 was added to the 2002 convertible debt outstanding.

     Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bears interest at 8% per annum, payable quarterly in arrears, is due and payable in full on November 26, 2005, and amends and restates the amended note in its entirety.

     Subject to certain exceptions, the Note is convertible into shares of the Company's common stock on or after November 26, 2004, at which time the principal amount of the Note is convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note is convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted.

     The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and is being amortized over the life of the debt using the effective interest method. Amortization of $10,093 has been recorded as additional interest expense as of December 31, 2004.

     (b) On November 19, 2003, the Company completed a short-term unsecured debt financing in the aggregate amount of $500,000. The notes bear interest of 8% and were due in full on November 19, 2004. The notes were convertible into common shares at a conversion rate equal to the lower of (i) 75% of the average market price for the 20 trading days ending on the 20th trading day subsequent to the effective date or (ii) $0.75 per share. Pursuant to the note agreements, the Company also issued warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire November 19, 2005.

     The $500,000 proceeds received was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $241,655 and was recorded as a discount to the related debt. In addition, the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $258,345 was recorded for this beneficial conversion feature. The combined debt discount of $500,000 was being amortized over the life of the debt using the effective interest method.

     In conjunction with the debt financing, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.25 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $101,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $69,530 which were payable in cash. Total debt issuance costs of $170,530 were recorded as an asset and amortized over the term of the debt.

     In 2004, in conjunction with the June 25, 2004 transaction (Note 3(1)), the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments recelived from the sale of common stock. As a result, the unamortized portion of the debt discount at the date of extinguishment of $193,308 and the unamortized portion of the deferred loan costs of $65,930 were recorded as a loss on extinguishment of debt. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as a loss on extinguishement. As part of this redemption, the Company has repurchased the beneficial conversion feature amount of $258,345 in 2004. Amortization of the debt discount up to the date of redemption was $249,316 and $57,377 for the years ended 2004 and 2003, respectively and amortization of deferred loans costs up to the date of redemption was $85,031 and 19,569 for the years ended December 31, 2004 and 2003, respectively. These amounts were recorded as additional interest expense.

     (c) On July 28, 2004, the Company entered into an agreement to issue 8% convertible debentures to Cornell in the amount of $375,000 which is due together with interest on July 28, 2007. This debt has a subordinated security interest in the assets of the Company. The Company issued a second secured convertible debenture on October 7, 2004 which has the same conversion terms as the prior debenture and was issued on the date the Company filed a registration statement for the shares underlying both debentures. This is due together with interest on October 7, 2007 and has a subordinated security interest in the assets of the Company. The debentures are convertible into common stock at a price per share equal to the lesser of (a) an amount equal to 120% of the closing Volume Weighed Average Price
     (VWAP) of the common stock as of the Closing Date ($1.88 on Closing Date) or (b) an amount equal to 80% of the lowest daily VWAP of the Company's common stock during the 5 trading days immediately preceding the conversion date. There was a floor conversion price of $.75 until December 1, 2004.

     Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount is being amortized over the term of the debt which is three years. At December 31, 2004, $44,203 has been amortized.

     In conjunction with the debt financing, the Company issued warrants to purchse up to 150,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $144,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $162,500 which were payable in cash. Total debt issuance costs of $306,500 were recorded as an asset and are being amortized over the term of the debt. Amortization of deferred loan costs of $35,922 has been recognized as of December 31, 2004.

6.   Loan From Shareholder

     During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest was $15,434 and $7,431 at December 31, 2004 and 2003, respectively. Interest expense was $8,003 and $7,431 at December 31, 2004 and 2003, respectively.

7.   Subsequent Events

     As of March 30, 2005, the Company held net proceeds of $2.65 million in debt financing in escrow for the Company's benefit via a convertible debenture placed with an investor group led by DC Opportunity Fund Ltd. The Company anticipates that the proceeds will be released from escrow shortly. The new debenture instruments are convertible to common stock at a fixed price of $0.75 per share. As an additional consideration, the new debenture holders will receive five-year warrants to purchase 4.5 million shares of Company common stock at an exercise price of $1.06 per share and 175 day warrants, after an effective registration of the underlying shares, to purchase 3.2 million shares of Company common stock at an exercise price of $1.01 per share.

     On March 30, 2005, the Company authorized retirement of existing $.65 million convertible debt instrument wilth Cornell Capital Partners. The debenture instrument had been reduced from the $.75 million balance as of December 31, 2004.

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

4.2.1+ Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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

4.17 Common Share Purchase Warrant dated January 29, 2003, issued to Investor-Gate.com, incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

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

10.6 Letter Agreement dated June 7, 2002 between Provectus and Nace Pharma, LLC, incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003..

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

10.16 Securities Purchase Agreement dated as of November 19, 2003 by and among the Company and the lenders named therein, incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-2, as filed with the SEC on February 12, 2004

10.17 Securities Purchase Agreement dated June 25, 2004 by and among the Company and A.I. International Corporate Holdings, Ltd. and Castlerigg Master Investments, Ltd., incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004

10.18 Standby Equity Distribution dated July 28, 2004 by and among the Company and Cornell Capital Partners, LP, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004

10.19 Securities Purchase Agreement dated July 28, 2004 by and among the Company and Cornell Capital Partners, LP, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004

10.20+ Second Amended and Restated Senior Secured Convertible Note by and between the Company and Gryffindor Capital Partners I, L.L.C.

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