Form 10QSB
period 2005-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2005-05-16
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 13, 2005 was 16,644,275.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,         December 31,
                                                                                    2005              2004
------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)          (Audited)
Assets

Current Assets
     Cash                                                                  $        58,980    $          10,774
     Inventory                                                                      89,960               94,142
     Prepaid expenses and other current assets                                       1,827               20,582
     Prepaid consulting expense                                                    180,602              205,427
        Prepaid commitment fee, net of amortization of
        $114,978 and $38,326                                                       195,888              272,540
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               527,257              603,465
------------------------------------------------------------------------------------------------------------------
Equipment and Furnishings, less accumulated depreciation of
     $366,571 and $366,571                                                          10,472                    -

Patents, net of amortization of $1,588,317 and $1,420,537                       10,127,128           10,294,908

Deferred loan costs, net of amortization of $102,054 and $35,922                   249,446              270,578

Other Assets                                                                        27,000               27,000
------------------------------------------------------------------------------------------------------------------
                                                                           $    10,941,303    $      11,195,951
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                              $       151,071    $         154,214
     Accrued compensation                                                          238,078              156,377
     Accrued expenses                                                               75,540                6,240
        Accrued interest                                                            83,290               43,670
     Gryffindor convertible debt, net of debt discount of
  $71,368 and $95,157                                                            1,114,591            1,090,802
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        1,662,570            1,451,303
------------------------------------------------------------------------------------------------------------------
Loan From Stockholder                                                              199,000              149,000
------------------------------------------------------------------------------------------------------------------
Cornell convertible debt, net of debt discount of $233,425 and $316,053            416,575              433,947
------------------------------------------------------------------------------------------------------------------
Network 1 convertible debt, net of debt discount of $438,425 and $-0-               11,575                    -
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized;
         16,440,209 and 16,133,876 shares issued and
         outstanding, respectively                                                  16,440               16,134
     Paid-in capital                                                            24,572,699           23,711,540
     Deficit accumulated during the development stage                          (15,937,556)         (14,565,973)
------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                              8,651,583            9,161,701
------------------------------------------------------------------------------------------------------------------

                                                                           $    10,941,303    $      11,195,951
------------------------------------------------------------------------------------------------------------------

        See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Cumulative
                                                                              Amounts from
                                                                               January 17,
                                                                            2002 (Inception)
                                         Ended              Ended               Through
                                    March 31, 2005       March 31, 2004      March 31, 2005
------------------------------------------------------------------------------------------
Revenues
        OTC Product Revenue       $          2,394   $          1,776  $         21,122
        Medical Device Revenue                 984             13,125            14,109
------------------------------------------------------------------------------------------
Total revenues                               3,378             14,901            35,231

Cost of Sales                                1,540              1,136            12,321
------------------------------------------------------------------------------------------
Gross Profit                                 1,838             13,765            22,910

Operating Expenses
     Research and development              293,027            187,954         2,360,482
     General and administrative            582,751            483,678        10,778,788
     Amortization                          167,780            167,780         1,588,317
------------------------------------------------------------------------------------------

Total operating loss                    (1,041,720)          (825,647)      (14,704,677)

Gain on sale of equipment                 -                  -                   55,000

Loss on extinguishment of debt             (36,968)          -                 (138,380)

Interest expense                          (292,895)          (214,726)       (1,149,499)
------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                 $     (1,371,583        $(1,040,373) $    (15,937,556)
------------------------------------------------------------------------------------------

Basic and Diluted Loss Per                   (0.08)             (0.08)
  Common Share
------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
                Outstanding -
             Basic and Diluted          16,277,074         12,241,172
------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                            Common Stock
                                                 -------------------------------

                                                       Number                           Paid-in        Accumulated
                                                     of Shares        Par Value         Capital          Deficit            Total
                                                  ---------------------------------------------------------------------------------
Balance, at January 17, 2002                                   -          $     -       $       -     $         -       $        -

     Issuance to founding shareholders                 6,000,000            6,000          (6,000)              -                -
     Sale of stock                                        50,000               50           24,950              -           25,000
     Issuance of stock to employees                      510,000              510          931,490              -          932,000
     Issuance of stock for services                      120,000              120          359,880              -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                              -                -                -     (1,316,198)      (1,316,198)
                                                    -------------    -------------   --------------   -------------    ------------

Balance, at April 23, 2002                             6,680,000            6,680        1,310,320     (1,316,198)             802

     Shares issued in reverse merger                     265,763              266          (3,911)              -           (3,645)
     Issuance of stock for services                    1,900,000            1,900       5,142,100               -        5,144,000
     Purchase and retirement of stock                   (400,000)            (400)         (47,600)             -          (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                                 500,007              500       12,225,820              -       12,226,320
     Exercise of warrants                                452,919              453                -              -              453
     Warrants issued in connection with
         convertible debt                                      -                -          126,587              -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                     25,000               25           26,975              -           27,000
     Net loss for the period from April 23, 2002
         (date of reverse merger) to December
         31, 2002                                              -                -                -     (5,749,937)      (5,749,937)
                                                    -------------    -------------   --------------   ---------------   -----------
Balance, at December 31, 2002                          9,423,689            9,424       18,780,291     (7,066,135)      11,723,580

     Issuance of stock for services                      764,000              764          239,036              -          239,800
     Issuance of warrants for services                         -                -          145,479              -          145,479
     Stock to be issued for services                           -                -          281,500              -          281,500
     Employee compensation from stock options                  -                -           34,659              -           34,659
     Issuance of stock pursuant to Regulation S          679,820              680          379,667              -          380,347
     Beneficial conversion related to
         convertible debt                                      -                -          601,000              -          601,000
     Net loss for the year ended
         December 31, 2003                                     -                -                -     (3,155,313)      (3,155,313)
                                                    -------------    -------------   --------------   ------------     ------------

Balance, at December 31, 2003                         10,867,509     $     10,868    $  20,461,632   $(10,221,448)  $   10,251,052

     Issuance of stock for services                      733,872              734          449,190              -          449,923
     Issuance of warrants for services                         -                -          495,480              -          495,480
     Exercise of warrants                                132,608              133            4,867              -            5,000
     Employee compensation from stock options                  -                -           15,612              -           15,612
     Issuance of stock pursuant to Regulation S        2,469,723            2,469          790,668              -          793,137
     Issuance of stock pursuant to Regulation D        1,930,164            1,930        1,286,930              -        1,288,861
     Beneficial conversion related to
         convertible debt                                      -                -          360,256              -          360,256
     Issuance of convertible debt with warrants                -                -          105,250              -          105,250
     Repurchase of beneficial conversion feature               -                -         (258,345)             -         (258,345)
     Net loss for the year ended
            December 31, 2004                                  -                -                -     (4,344,525)      (4,344,525)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 2004                         16,133,876     $     16,134    $  23,711,540   $(14,565,973)  $    9,161,701
     Issuance of stock for services                       15,000               15           12,509              -           12,524
     Issuance of warrants for services                         -                -           88,984              -           88,984
     Issuance of warrants for contractual
         obligations                                           -                -          117,568              -          117,568
     Exercise of warrants                                 10,000               10            9,990              -           10,000
     Employee compensation from stock options                  -                -            3,938              -            3,938
     Issuance of stock pursuant to Regulation D          214,666              214          144,686              -          144,900
     Debt conversion to common stock                      66,667               67           49,933              -           50,000
     Issuance of convertible debt with warrants                -                -          254,328              -          254,328
     Beneficial conversion related to
         convertible debt                                      -                -          195,672              -          195,672
     Repurchase of beneficial conversion feature               -                -          (16,449)             -          (16,449)
     Net loss for the three months ended
            March 31, 2005                                     -                -                -     (1,371,583)      (1,371,583)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 2005                            16,440,209    $      16,440   $   24,572,699   $(15,937,556)  $    8,651,583
-----------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                       -4-

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                          Amounts from
                                                                                                         January 17, 2002
                                                                 Three Months         Three Months         (Inception)
                                                                   Ended                Ended            through March 31,
                                                              March 31, 2005        March 31, 2004             2005
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                               $       (1,371,583)   $      (1,040,373)  $      (15,937,556)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                                        -               53,641              389,572
         Amortization of patents                                       167,780              167,780            1,588,317
         Amortization of original issue discount                        90,277              140,140              577,852
                Amortization of commitment fee                          76,652                    -              114,978
                Amortization of prepaid consultant expense              93,735              137,176              946,585
                Amortization of deferred loan costs                     45,430               42,633              185,952
                Loss on extinguishment of debt                          36,968                    -              138,380
         Compensation through issuance of stock options                  3,938                3,903               54,209
         Compensation through issuance of stock                              -                    -              932,000
         Issuance of stock for services                                 12,524               11,500            5,593,082
         Issuance of warrants for services                              20,074                    -               42,555
         Issuance of warrants for contractual
              obligations                                              117,568                    -              117,568
         Gain on sale of equipment                                           -                    -              (55,000)
         Increase (decrease) in assets
              Prepaid expenses                                          18,755               (2,530)              (1,827)
              Inventory                                                  4,182                3,518              (89,960)
         Increase (decrease) in liabilities
              Accounts payable                                          (3,143)              41,826              147,426
              Accrued expenses                                         190,621              (64,388)             556,908
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (496,222)            (505,174)          (4,698,959)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                                       -                    -              180,000
     Capital expenditures                                              (10,472)                (395)             (14,169)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                    (10,472)                (395)             165,831
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from loans from stockholder                               50,000                    -              199,000
     Proceeds from convertible debt                                    450,000                    -            2,725,959
     Proceeds from sale of common stock                                144,900              788,653            2,632,245
     Proceeds from exercise of warrants                                 10,000                5,000               15,453
       Cash paid to retire convertible debt                            (50,000)                   -             (550,000)
       Cash paid for deferred loan costs                               (45,000)                   -             (277,030)
        Premium paid on extinguishments of debt                         (5,000)                   -             (105,519)
     Purchase and retirement of common stock                                 -                    -              (48,000)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              554,900              793,653            4,592,108
-----------------------------------------------------------------------------------------------------------------------------

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                   Amounts from
                                                                                                 January 17, 2002
                                                         Three Months        Three Months          (Inception)
                                                            Ended                Ended           through March 31,
                                                       March 31, 2005        March 31, 2004            2005
----------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                   $           48,206    $         288,084        $         58,980

Cash, at beginning of period                         $           10,774    $         164,145        $              -
----------------------------------------------------------------------------------------------------------------------

Cash, at end of period                               $           58,980    $         452,229        $         58,980
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Noncash Investing and
Financing Activities

  March 31, 2005
   Issuance of warrants in exchange for
       prepaid services of $68,910
   Debt converted to common stock of $50,000 Beneficial conversion on convertible debt of $195,672 Discount on convertible debt with warrants of $254,328


  March 31, 2004
   Issuance of stock for services of $11,500 and commitment to issue stock for prepaid services of $62,500

   Stock subscription receivable recorded of $41,192



                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2. RECAPITALIZATION AND MERGER

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

3. BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2005 are 5,798,893 warrants, 2,925,000 options and 3,487,937 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 10,000 warrants.

4. EQUITY AND DEBT TRANSACTIONS

     (a) In January 2005, the Company issued 7,500 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $4,950. In February 2005, the Company issued 7,500 shares to consultants in exchange for services. Consulting costs charged to operations were $7,574.

     (b) In January 2005, the Company issued 16,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $6,944. In February 2005, the Company issued 13,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $13,130. In March 2005, the Company issued 100,000 warrants to consultants in exchange for services rendered. At March 31, 2005, $11,485 of these costs have been charged to operations with the remaining $57,425 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully-vested and non-forfeitable. In March 2005 the Company issued 175,000 warrants to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Interest costs charged to operations were $117,568.

     (c) In February 2005, the Company entered into a redemption agreement with Cornell Capital Partners to pay $50,000 of the Cornell convertible debt. As a result, the unamortized portion of the debt discount of $27,715 and deferred loan costs of $20,702, which related to this amount at the date of extinguishments, were recorded as a loss on extinguishment of debt. The Company also paid a $5,000 prepayment penalty which has been recorded as loss on extinguishment of debt. As part of this redemption, the Company has repurchased the beneficial conversion feature related to the redeemed amount of $16,449.

     In March 2005, the Company entered into a debt conversion agreement with Cornell Capital Partners for $50,000 of its convertible debt which was converted into 66,667 shares of common stock at $0.75 per share. As a result of this conversion, the unamortized portion of the debt discount of $24,890 and deferred loan costs of $18,779, which related to this amount at the date of conversion, have been recorded as additional interest expense.

     At March 31, 2005, there was $650,000 outstanding related to the Cornell convertible debt.

     (d) During the three months ended March 31, 2005, the Company completed a private placement transaction with 8 accredited investors, pursuant to which the Company sold 214,666 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $161,000. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 322,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,100 and issued 80,500 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

     (e) In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to 2 accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000 which is due together with interest in March 2007. This debt has a security interest in the assets of the Company. The Senior Convertible Debenture in the amount of $400,000 has a maturity date of March 10, 2007 and the Senior Convertible Debenture in the amount of $50,000 has a maturity date of March 30, 2007, and are convertible into shares of the Company's common stock at a per share conversion price of $0.75. Interest at the greater of (i) the prime rate (adjust monthly), plus 4% and (ii) 8% is due on a quarterly basis with the first installment due June 30, 2005. At the time the interest is payable, upon certain conditions, the Company has the option to pay all or any portion of accrued interest in either cash or shares of the Company's common stock valued at 85% multiplied by the market price as of the third trading date immediately preceding the interest payment date. Under the senior convertible debentures, for purposes of determining market price as of any date, market price means: (i) the average of the last reported sale prices for the shares on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board, for the five days immediately preceding such date; (ii) if the OTCBB is not the principal trading market for the shares, the average of the last reported sale prices on the principal trading market for the common stock during the same period as reported by Bloomberg, L.P., or (iii) if unable to calculate on any of the foregoing bases, as reasonable determined in good faith by the Board or an independent investment back of nationally recognized standing in the valuation businesses similar to the business of the Company.

     The Company may prepay the Senior Convertible Debentures in full by paying the holders the greater of (i) 125% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus default interest, if any or (ii) the highest number of shares of common stock issuable upon conversion of the total amount calculated pursuant to (i) multiplied by the highest market price for the common stock during the period beginning on the date until prepayment.

     On or after any event or series of events which constitutes a fundamental change, the holder may, in its sole discretion, require the Company to purchase the debentures, from time to time, in whole or in part, at a purchase price equal to 110% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus any other obligations otherwise due under the debenture. Under the senior convertible debentures, fundamental change means (i) any person becomes a beneficial owner of securities representing 50% or more of the (a) outstanding shares of common stock or (b) the combined voting power of the then outstanding securities; (ii) a merger or consolidation whereby the voting securities outstanding immediately prior thereto fail to continue to represent at least 50% of the combined voting power of the voting securities immediately after such merger or consolidation; (iii) the sale or other disposition of all or substantially all or the Company's assets; (iv) a change in the composition of the Board within two years which results in fewer than a majority of directors are directors as of the date of the debenture; (v) the dissolution or liquidation of the Company; or (vi) any transaction or series of transactions that has the substantial effect of any of the foregoing.

     The Purchaser of the $400,000 debenture also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 10, 2005 through and including March 10, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.99 and the per share exercise price of the Class B Warrant is $0.945.

     The Purchaser of the $50,000 debenture also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 30, 2005 through and including March 30, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.935 and the per share exercise price of the Class B Warrant is $0.8925.

     The $450,000 proceeds received was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $254,328 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $195,672 was recorded for this beneficial conversion feature. The combined debt discount of $450,000 is being amortized over the life of the debt using the effective interest method. At March 31, 2005, $11,575 has been amortized and has been recorded as additional interest expense.

5. STOCK-BASED COMPENSATION

     On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at March 31, 2005.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $3,938 of expense was recorded for the three months ended March 31, 2005. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:



                                                 Three Months      Three Months
                                                   Ended              Ended
                                                  March 31,           March 31,
                                                    2004              2003
                                              ---------------    ---------------
  Net loss, as reported                       $    (1,371,583)   $  (1,040,373)
  Add stock-based employee compensation
      expense included in reported net loss             3,938            3,903
  Less total stock-based employee compensation
      expense determined under the fair
      value based method for all awards              (144,500)        (283,438)
                                              ----------------   ---------------
  Pro forma net loss                          $    (1,512,145)   $  (1,319,908)
                                              ================   ===============
  Basic and diluted loss per common share,
       as reported                            $        (0.08)    $       (0.08)

  Basic and diluted loss per common share,
       pro forma                              $       (0.09)     $       (0.11)

6.   Loan From Shareholder

     During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company an additional $50,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest was $17,779 and $9,384 at March 31, 2005 and 2004, respectively. Interest expense was $2,345 and $1,953 at March 31, 2005 and 2004, respectively.

7. SUBSEQUENT EVENTS

     On April 1, 2005, the Company entered into agreements to issue Senior Convertible Debentures to accredited investors in the aggregate amount of $2,700,000 which is due together with interest in March 2007. This debt has a security interest in the assets of the Company. The Senior Convertible
Debentures have a maturity date of March 30, 2007, are convertible into shares of our common stock at a per share conversion price of $0.75, and have the same terms as those described more fully in Note 4(e). Additionally, the Company entered into a redemption agreement for $650,000 of its convertible debt with Cornell Capital Partners.

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

CAPITAL STRUCTURE

     Our ability to continue as a going concern continues to be reasonably assured due to our financing in March and April 2005. However, our long-term ongoing operations continue to be dependent upon our ability to raise capital.

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

     Our current plans include continuing to operate with our four employees during the immediate future, but we anticipate adding some part-time employees during the year. Our current plans also include minimal purchases of new property, plant and equipment, and significantly increased research and development.

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

     In the short term, we intend to develop our business by marketing, manufacturing, and distributing our existing OTC products, principally GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration of prescription drugs and medical devices. Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

     Revenues. OTC Product Revenue increased by $618 in the three months ended March 31, 2005 to $2,394 from $1,776 in the three months ended March 31, 2004. The increase in OTC Product Revenue resulted primarily from sales of Pure-ific in retail stores. Medical Device Revenue decreased by $12,141 in the three months ended March 31, 2005 to $984 from $13,125 in the three months ended March 31, 2004. The decrease in Medical Device Revenue resulted primarily due to a large beta unit sale in the three months ended March 31, 2004 that was not repeated in the three months ended March 31, 2005, partially offset by sales of three smaller devices in the three months ended March 31, 2005.

     Research and development. The Company is in the planning phase for the major research and development projects, and therefore does not have estimated completion dates, completion costs and capital requirements for these projects. The reason the Company does not have this information available is because it has not completed the planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $293,027 for the three months ending March 31, 2005 include consulting of $89,083, insurance of $23,592, legal of $44,821, payroll of $129,931, and rent and utilities of $5,600. Research and development costs comprising the total of $187,954 for the three months ending March 31, 2004 included consulting expense of $26,843, lab expense of $2,500, insurance of $20,138, legal of $29,048, payroll of $103,825, and rent and utilities of $5,600.

     General and administrative. General and administrative expenses increased by $105,073 in the three months ended March 31, 2005 to $582,751 from $483,678 in the three months ended March 31, 2004. The increase resulted primarily from higher consulting expenses for general corporate purposes.

CASH FLOW

     As of April 1, 2005, we held approximately $1,600,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs. We already have begun to increase our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful in increasing sales of OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products. We anticipate that the majority of the funds for our operating and development needs beyond 2005 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see Note 7 of the notes to our financial statements included in this report.

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

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities

     During the three months ended March 31, 2005, the Company completed a private placement transaction with 8 accredited investors, pursuant to which the Company sold 214,666 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $161,000. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 322,000 shares of our common stock at an exercise price of $1.00 per share. The Company paid $16,100 and issued 80,500 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received. Proceeds were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

     4.1  Form  of  Secured  Convertible  Debenture  related  to the  Securities
          Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.2 Form of Class A Warrant related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.3 Form of Class B Warrant related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.4 Registration Rights Agreement dated as of March 30, 2005 by and among the Company and the initial investors named therein related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.5 Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 related to Gryffindor Capital Partners I, LLC, incorporated herein by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.6 Common Stock Purchase Warrant dated November 26, 2004 issued to Gryffindor Capital Partners I, L.L.C., incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.7 Advisory Agreement with Duncan Capital Group, LLC dated March 1, 2005, incorporated herein by reference to Exhibit 4.8 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.8 Form of Warrant issued to Duncan Capital Group, LLC designees, incorporated herein by reference to Exhibit 4.9 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.9 Financial Advisory and Investment Agreement with Network 1 Financial Securities, Inc. dated August 15, 2004, incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.10 Form of Warrant issued to Damon D. Testaverde and Network 1 Financial Securities, Inc., incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.11 Form of Warrant issued to Selling Securityholders other than the Purchasers, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 19, 2004, as filed with the SEC on November 19, 2004.

     4.12 Finders Fee Agreement with Centre Capital Advisors, LLC dated April 19, 2004

     4.13 Form of Warrant issued to Centre Capital Advisors, LLC

     4.14 Advisory Agreement with Hunter Wise Securities, LLC dated January 19, 2005

     4.15 Form of Warrant issued to Hunter Wise Securities, LLC and Daniel J. McCory

     10.1 Securities Purchase Agreement dated as of March 30, 2005 by and among the Company and the buyers named therein ("Securities Purchase Agreement"), incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     10.2 Amendment No. 1 to Transaction Documents with Gryffindor Capital Partners I, L.L.C. dated November 26, 2004, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 16, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 16, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 16, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

(b)     Current Reports on Form 8-K.

        None


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

                                 Provectus Pharmaceuticals, Inc.

                                 By:/s/ H. Craig Dees, Ph.D.
                                    --------------------------------------------
                                    H. Craig Dees, Ph.D. Chief Executive Officer

Date:    May 16, 2005

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    ------------

     4.1  Form  of  Secured  Convertible  Debenture  related  to the  Securities
          Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.2 Form of Class A Warrant related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.3 Form of Class B Warrant related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.4 Registration Rights Agreement dated as of March 30, 2005 by and among the Company and the initial investors named therein related to the Securities Purchase Agreement (as defined below), incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.5 Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 related to Gryffindor Capital Partners I, LLC, incorporated herein by reference to Exhibit 4.5 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.6 Common Stock Purchase Warrant dated November 26, 2004 issued to Gryffindor Capital Partners I, L.L.C., incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.7 Advisory Agreement with Duncan Capital Group, LLC dated March 1, 2005, incorporated herein by reference to Exhibit 4.8 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.8 Form of Warrant issued to Duncan Capital Group, LLC designees, incorporated herein by reference to Exhibit 4.9 to the Company's
          Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.9 Financial Advisory and Investment Agreement with Network 1 Financial Securities, Inc. dated August 15, 2004, incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.10 Form of Warrant issued to Damon D. Testaverde and Network 1 Financial Securities, Inc., incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     4.11 Form of Warrant issued to Selling Securityholders other than the Purchasers, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 19, 2004, as filed with the SEC on November 19, 2004.

     4.12 Finders Fee Agreement with Centre Capital Advisors, LLC dated April 19, 2004

     4.13 Form of Warrant issued to Centre Capital Advisors, LLC

     4.14 Advisory Agreement with Hunter Wise Securities, LLC dated January 19, 2005

     4.15 Form of Warrant issued to Hunter Wise Securities, LLC and Daniel J. McCory

     10.1 Securities Purchase Agreement dated as of March 30, 2005 by and among the Company and the buyers named therein ("Securities Purchase Agreement"), incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     10.2 Amendment No. 1 to Transaction Documents with Gryffindor Capital Partners I, L.L.C. dated November 26, 2004, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005

     31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 16, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 16, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 16, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.