Form 10QSB
period 2005-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2005-08-15
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

            For the transition period from __________ to____________
                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                       90-0031917
-----------------------------------        ------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN                37931
-----------------------------              ------------------------------------
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 30, 2005 was 17,086,052.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                             June 30, 2005                  2004
----------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)              (Audited)
Assets

Current Assets
     Cash                                                                  $       604,130    $           10,774
     Inventory                                                                      75,591                94,142
     Prepaid expenses and other current assets                                       1,512                20,582
     Prepaid consulting expense                                                    102,397               205,427
     Prepaid commitment fee, net of amortization of $192,482 and $38,326           118,384               272,540
----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               902,014               603,465
----------------------------------------------------------------------------------------------------------------
Equipment and Furnishings, less accumulated depreciation of
     $367,095 and $366,571                                                          11,324                     -

Patents, net of amortization of $1,756,097 and $1,420,537                        9,959,348            10,294,908

Deferred loan costs, net of amortization of $120,455 and $35,922                   693,745               270,578

Other Assets                                                                        27,000                27,000
----------------------------------------------------------------------------------------------------------------
                                                                           $    11,593,431    $       11,195,951
----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                              $       147,321    $          154,214
     Accrued compensation                                                          152,244               156,377
     Accrued expenses                                                               17,200                 6,240
     Accrued interest                                                              184,590                43,670
     Other convertible debt, net of debt discount of $774,886 and $-0-             225,114                     -
     Gryffindor convertible debt, net of debt discount of $40,820 and $95,157    1,145,139             1,090,802
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        1,871,608             1,451,303
----------------------------------------------------------------------------------------------------------------
Loan From Stockholder                                                              174,000               149,000
----------------------------------------------------------------------------------------------------------------
Cornell convertible debt, net of debt discount of $-0- and $316,053                      -               433,947
----------------------------------------------------------------------------------------------------------------
Other convertible debt, net of debt discount of $1,549,769 and $-0-                450,231                     -
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized; 17,086,052 and 16,133,876 shares issued and
         outstanding, respectively                                                  17,086                16,134
     Paid-in capital                                                            28,093,407            23,711,540
     Deficit accumulated during the development stage                          (19,012,901)          (14,565,973)
----------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                              9,097,592             9,161,701
----------------------------------------------------------------------------------------------------------------
                                                                           $    11,593,431    $       11,195,951
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                   Cumulative
                                                                                                                  Amounts from
                                                                                                                   January 17,
                                                                                                                      2002
                                          Three              Three             Six                 Six             (Inception)
                                       Months Ended       Months Ended       Months Ended        Months Ended       Through
                                       June 30, 2005      June 30, 2004     June 30, 2005       June 30, 2004     June 30, 2005
-------------------------------------------------------------------------------------------------------------------------------
                                       (Unaudited)         (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
Revenues

     OTC Product Revenue                   $ 1,672              $ 835           $ 4,066              $ 2,611          $ 22,794
     Medical Device Revenue                      -                  -               984               13,125            14,109
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                               1,672                835             5,050               15,736            36,903

Cost of Sales                                1,069                534             2,609                1,670            13,390
-------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                   603                301             2,441               14,066            23,513

Operating Expenses
     Research and development     $      1,005,610   $        246,185   $     1,298,637    $         434,139   $     3,366,092
     General and administrative            558,791            332,540         1,141,542              816,218        11,337,579
     Amortization                          167,780            167,780           335,560              335,560         1,756,097
------------------------------------------------------------------------------------------------------------------------------

Total operating loss                    (1,731,578)          (746,204)       (2,773,298)          (1,571,851)      (16,436,255)

Gain on sale of fixed assets                     -                  -                 -                    -            55,000

Loss on extinguishment of debt            (376,487)          (100,519)        (413,455)             (100,519)         (514,867)

Net interest (expense) income             (967,280)          (474,789)       (1,260,175)            (689,515)       (2,116,779)
-------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                 $     (3,075,345)  $     (1,321,512)  $    (4,446,928)   $      (2,361,885)  $   (19,012,901)
-------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per
  Common Share                               (0.18)             (0.10)            (0.27)               (0.18)
-------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
                Outstanding -
             Basic and Diluted          16,789,415         13,714,234        16,534,946           12,977,703
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Common Stock
                                                   ---------------------------------------------------------------------------------
                                                       Number                           Paid-in        Accumulated
                                                     of Shares        Par Value         Capital          Deficit            Total
                                                  ---------------------------------------------------------------------------------
Balance, at January 17, 2002                                   -    $           -    $          -    $          -   $            -
     Issuance to founding shareholders                 6,000,000            6,000          (6,000)              -                -
     Sale of stock                                        50,000               50           24,950              -           25,000
     Issuance of stock to employees                      510,000              510          931,490              -          932,000
     Issuance of stock for services                      120,000              120          359,880              -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                              -                -                -     (1,316,198)      (1,316,198)
                                                    -------------    ------------   --------------   -------------  --------------
Balance, at April 23, 2002                             6,680,000            6,680        1,310,320     (1,316,198)             802
     Shares issued in reverse merger                     265,763              266           (3,911)             -           (3,645)
     Issuance of stock for services                    1,900,000            1,900        5,142,100              -        5,144,000
     Purchase and retirement of stock                   (400,000)            (400)         (47,600)             -          (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                                 500,007              500       12,225,820              -       12,226,320
     Exercise of warrants                                452,919              453                -              -              453
     Warrants issued in connection with
         convertible debt                                      -                -          126,587              -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                     25,000               25           26,975              -           27,000
     Net loss for the period from April 23, 2002
         (date of reverse merger) to December
         31, 2002                                              -                -                -     (5,749,937)      (5,749,937)
                                                    -------------   -------------   --------------  --------------  --------------
Balance, at December 31, 2002                          9,423,689            9,424       18,780,291     (7,066,135)      11,723,580
     Issuance of stock for services                      764,000              764          239,036              -          239,800
     Issuance of warrants for services                         -                -          145,479              -          145,479
     Stock to be issued for services                           -                -          281,500              -          281,500
     Employee compensation from stock options                  -                -           34,659              -           34,659
     Issuance of stock pursuant to Regulation S          679,820              680          379,667              -          380,347
     Beneficial conversion related to
         convertible debt                                      -                -          601,000              -          601,000
     Net loss for the year ended
         December 31, 2003                                     -                -                -     (3,155,313)      (3,155,313)
                                                    -------------   -------------   --------------   ------------   --------------
Balance, at December 31, 2003                         10,867,509    $      10,868    $  20,461,632   $(10,221,448)  $   10,251,052
     Issuance of stock for services                      733,872              734          449,190              -          449,923
     Issuance of warrants for services                         -                -          495,480              -          495,480
     Exercise of warrants                                132,608              133            4,867              -            5,000
     Employee compensation from stock options                  -                -           15,612              -           15,612
     Issuance of stock pursuant to Regulation S        2,469,723            2,469          790,668              -          793,137
     Issuance of stock pursuant to Regulation D        1,930,164            1,930        1,286,930              -        1,288,861
     Beneficial conversion related to
         convertible debt                                      -                -          360,256              -          360,256
     Issuance of convertible debt with warrants                -                -          105,250              -          105,250
     Repurchase of beneficial conversion feature               -                -         (258,345)             -         (258,345)
     Net loss for the year ended
            December 31, 2004                                  -                -                -     (4,344,525)      (4,344,525)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 2004                         16,133,876    $      16,134    $  23,711,540   $(14,565,973)  $    9,161,701
     Issuance of stock for services                      226,733              227          152,058              -          152,285
     Issuance of warrants for services                         -                -          720,834              -          720,834
     Issuance of warrants for contractual
         obligations                                           -                -          317,818              -          317,818
     Exercise of warrants                                 10,000               10            9,990              -           10,000
     Employee compensation from stock options                  -                -            7,876              -            7,876
     Issuance of stock pursuant to Regulation D          444,999              445          300,930              -          301,375
     Debt conversion to common stock                     270,444              270          202,563              -          202,833
     Issuance of convertible debt with warrants                -                -        1,574,900              -        1,574,900
     Beneficial conversion related to
         convertible debt                                      -                -        1,228,244              -        1,228,244
     Beneficial conversion related to interest
         expense                                               -                -           10,782              -           10,782
     Repurchase of beneficial conversion feature               -                -         (144,128)             -         (144,128)
     Net loss for the six months ended June 30,
         2005                                                  -                -                -     (4,446,928)      (4,446,928)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 2005                             17,086,052    $      17,086    $  28,093,407   $(19,012,901)  $    9,097,592
-----------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.
                                       -4-

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                           Amounts from
                                                                                                         January 17, 2002
                                                                    Six Months          Six Months          (Inception)
                                                                        Ended              Ended          through June 30,
                                                                  June 30, 2005        June 30, 2004            2005
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                 $     (4,446,928)   $      (2,361,885)  $      (19,012,901)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                                      524               92,508              390,096
         Amortization of patents                                       335,560              335,560            1,756,097
         Amortization of original issue discount                       587,739              474,269            1,075,314
         Amortization of commitment fee                                154,156                    -              192,482
         Amortization of prepaid consultant expense                    248,940              305,601            1,101,790
         Amortization of deferred loan costs                           164,590              150,961              305,112
         Loss on extinguishment of debt                                413,455                    -              514,867
         Beneficial conversion of convertible interest and
             conversion of interest                                     13,614                    -               13,614
         Compensation through issuance of stock options                  7,876                7,806               58,147
         Compensation through issuance of stock                              -                    -              932,000
         Issuance of stock for services                                152,286               11,500            5,732,844
         Issuance of warrants for services                             225,224               18,800              247,705
         Issuance of warrants for contractual obligations              317,818                    -              317,818
         Gain on sale of equipment                                           -                    -              (55,000)
         (Increase) decrease in assets
              Prepaid consulting expenses                              (77,000)                   -              (77,000)
              Prepaid expenses                                          19,070                5,660               (1,512)
              Inventory                                                 18,551                4,648              (75,591)
         Increase (decrease) in liabilities
              Accounts payable                                          (6,893)             (20,607)             143,676
              Accrued expenses                                         147,747              (97,890)             514,034
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (1,723,671)          (1,073,069)          (5,926,408)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
        Proceeds from sale of fixed asset                                    -                    -              180,000
        Capital expenditures                                           (11,848)                (395)             (15,545)
------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                    (11,848)                (395)             164,455
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from loans from stockholder                               25,000                    -              174,000
     Proceeds from convertible debt                                  3,150,000                    -            5,425,959
     Proceeds from sale of common stock                                301,375            1,180,679            2,788,720
     Proceeds from exercise of warrants                                 10,000                5,000               15,453
     Cash paid to retire convertible debt                             (700,000)            (166,667)          (1,200,000)
     Cash paid for deferred loan costs                                (387,500)                   -             (619,530)
     Premium paid on extinguishments of debt                           (70,000)                   -             (170,519)
     Purchase and retirement of common stock                                 -                    -              (48,000)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            2,328,875            1,019,012            6,366,083
------------------------------------------------------------------------------------------------------------------------

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                Amounts from
                                                                                               January 17, 2002
                                                                               Six Months         (Inception)
                                                         Six Months Ended       Ended           through June 30,
                                                        June 30, 2005        June 30, 2004           2005
-----------------------------------------------------------------------------------------------------------------
Net Change in Cash                                   $       593,356    $      (54,452)    $       604,130

Cash, at beginning of period                         $        10,774    $      164,145     $             -
-----------------------------------------------------------------------------------------------------------------
Cash, at end of period                               $       604,130    $      109,693     $       604,130
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information

     June 30, 2005
      Interest paid of $32,567

Supplemental Disclosure of Noncash Investing and
Financing Activities

     June 30, 2005
      Issuance of warrants in exchange for prepaid services of $68,910 Debtconverted to common stock of $200,000
      Beneficial conversion on convertible debt of $1,228,244
      Discount on convertible debt with warrants of $1,574,900
      Warrants issued for deferred loan costs of $426,700


     June 30, 2004
      Issuance of stock for services of $11,500, issuance of warrants for services of $18,800 and commitment to issue stock for prepaid services of $62,500
      Accrual of $119,999 for stock issuance costs off-set against gross proceeds from sale of common stock
      Stock subscription receivable recorded of
        $668,667





                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

3.   BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2005 are 14,265,768 warrants, 4,225,000 options and 5,712,193 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 10,000 warrants.

4.   EQUITY AND DEBT TRANSACTIONS

     (a) In January 2005, the Company issued 7,500 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $4,950. In February 2005, the Company issued 7,500 shares to consultants in exchange for services. Consulting costs charged to operations were $7,574. In April 2005, the Company issued 190,733 shares to consultants in exchange for services. Consulting costs charged to operations were $127,791. In May 2005, the Company issued 21,000 shares to consultants in exchange for services. Consulting costs charged to operations were $11,970.

     (b) In January 2005, the Company issued 16,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $6,944. In February 2005, the Company issued 13,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $13,130. In March 2005, the Company issued 100,000 warrants to consultants in exchange for services rendered. At June 30, 2005, $45,940 of these costs have been charged to operations with the remaining $22,970 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully-vested and non-forfeitable. In April 2005, the Company issued 410,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $195,900. In April 2005, the Company issued 980,000 warrants to consultants in exchange for services rendered relating to the April 2005 Senior Convertible Debentures (see 4(f) below). Deferred loan costs of $426,700 were recorded which will be amortized over the life of the debentures. At June 30, 2005, $55,456 has been amortized and charged to interest expense. In May 2005, the Company issued 25,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $9,250.

     (c) In March 2005 the Company issued 175,000 warrants to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Interest costs charged to operations were $117,568. In April, May and June 2005 the Company issued 175,000 warrants each month to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $200,250.

     (d) In February 2005, the Company entered into a redemption agreement with Cornell Capital Partners to pay $50,000 of the Cornell convertible debt. As a result, the unamortized portion of the debt discount of $27,715 and deferred loan costs of $20,702, which related to this amount at the date of extinguishments, were recorded as a loss on extinguishment of debt. The Company also paid a $5,000 prepayment penalty which has been recorded as loss on extinguishment of debt. As part of this redemption, the Company has repurchased the beneficial conversion feature related to the redeemed amount of $16,449.
     In March 2005, the Company entered into a debt conversion agreement with Cornell Capital Partners for $50,000 of its convertible debt which was converted into 66,667 shares of common stock at $0.75 per share. As a result of this conversion, the unamortized portion of the debt discount of $24,890 and deferred loan costs of $18,779, which related to this amount at the date of conversion, have been recorded as additional interest expense.
     In April 2005, the Company entered into a redemption agreement with Cornell Capital Partners to pay $650,000 of the Cornell convertible debt. As a result, the unamortized portion of the debt discount of $233,425 and deferred loan costs of $205,741, which related to this amount at the date of extinguishments, were recorded as a loss on extinguishment of debt. The Company also paid a $65,000 prepayment penalty which has been recorded as loss on extinguishment of debt. As part of this redemption, the Company has repurchased the beneficial conversion feature related to the redeemed amount of $127,679.
     At June 30, 2005, there was no amount outstanding related to the Cornell convertible debt.

     (e) During the three months ended March 31, 2005, the Company completed a private placement transaction with 8 accredited investors, which have been subsequently registered effective June 20, 2005, pursuant to which the Company sold 214,666 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $161,000. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 322,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,100 and issued 80,500 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received. During the three months ended June 30, 2005, the Company completed a private placement transaction with 4 accredited investors, which have been subsequently registered effective June 20, 2005, pursuant to which the Company sold 230,333 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $172,750. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 345,500 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,275 and issued 81,375 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

     (f) In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to 2 accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In addition, the Company incurred deferred loan costs of $45,000 which were payable in cash. These costs were recorded as an asset and amortized over the term of the debt. At June 30, 2005, $6,904 has been amortized and charged to interest expense. In April 2005, the Company entered into agreements to issue Senior Convertible Debentures to 5 accredited investors in the aggregate amount of $2,700,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In addition, the Company incurred deferred loan costs of $342,500 which were payable in cash. These costs were recorded as an asset and amortized over the term of the debt. At June 30, 2005, $58,094 has been amortized and charged to interest expense.
     The Company shall be obligated to pay the principal of the Senior Convertible Debentures in installments as follows: Twelve (12) equal monthly payments of principal (the "Monthly Amount") plus, to the extent not otherwise paid, accrued but unpaid interest plus any other obligations of the Company to the Investor under this Debenture, the Purchase Agreement, or the Registration Rights Agreement, or otherwise. The first such installment payment shall be due and payable on March 30, 2006, and subsequent installments shall be due and payable on the thirtieth (30th) day of each succeeding month thereafter (each a "Payment Date") until the Company's obligations under this Debenture is satisfied in full. The Company shall have the option to pay all or any portion of any Monthly Amount in newly issued, fully paid and nonassessable shares of Common Stock, with each share of Common Stock having a value equal to (i) eighty-five percent (85%) multiplied by (ii) the Market Price as of the third
(3rd) Trading Day immediately preceding the Payment Date (the "Payment Calculation Date"). At June 30, 2005, the Senior Convertible Debentures totaled $675,345, net of debt discount of $2,324,655. Of this total, $225,114 was recorded as a current liability, net of debt discount of $774,886, and $450,231 was recorded as a long-term liability, net of debt discount of $1,549,769.
     Interest at the greater of (i) the prime rate (adjust monthly), plus 4% and
(ii) 8% is due on a quarterly basis with the first installment accrued at June 30, 2005 in the amount of $78,904. At the time the interest is payable, upon certain conditions, the Company has the option to pay all or any portion of accrued interest in either cash or shares of the Company's common stock valued at 85% multiplied by the market price as of the third trading date immediately preceding the interest payment date. Under the senior convertible debentures, for purposes of determining market price as of any date, market price means: (i) the average of the last reported sale prices for the shares on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board, for the five days immediately preceding such date; (ii) if the OTCBB is not the principal trading market for the shares, the average of the last reported sale prices on the principal trading market for the common stock during the same period as reported by Bloomberg, L.P., or (iii) if unable to calculate on any of the foregoing bases, as reasonable determined in good faith by the Board or an independent investment back of nationally recognized standing in the valuation businesses similar to the business of the Company. The Company has chosen to pay the accrued interest at June 30, 2005 in common stock. As a result additional interest expense of $28,843 has been recorded and accrued at June 30, 2005.

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

     The Purchaser of the $400,000 Senior Convertible Debenture also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 10, 2005 through and including March 10, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.99 and the per share exercise price of the Class B Warrant is $0.945.
     The Purchaser of the $50,000 Senior Convertible Debenture and the Purchasers of the Senior Convertible Debentures totaling $2,700,000 also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 30, 2005 through and including March 30, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.935 and the per share exercise price of the Class B Warrant is $0.8925.
     The Purchasers of the Senior Convertible Debentures received a total of 4,200,000 Class A Warrants and a total of 2,940,000 Class B Warrants.
     The $450,000 proceeds received in March 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $254,328 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $195,672 was recorded for this beneficial conversion feature. The combined debt discount of $450,000 is being amortized over the life of the debt using the effective interest method. At June 30, 2005, $67,671 has been amortized and has been recorded as additional interest expense. The $2,700,000 proceeds received in April 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $1,320,572 and was recorded as a discount to the related debt. A beneficial conversion amount of $1,032,572 was also recorded as the value of the debt, if converted, is greater than the pro-rata value allocated to the debt. The combined debt discount of $2,353,144 is being amortized over the life of the debt using the effective interest method. At June 30, 2005, $296,561 has been amortized and has been recorded as additional interest expense.
     In June 2005, the Company entered into a debt conversion agreement with one of the April accredited investors for $150,000 of its convertible debt which was converted into 200,000 shares of common stock at $0.75 per share, and $2,833 of accrued interest was converted into 3,777 shares of common stock at $0.75 per share. As a result of this conversion, the unamortized portion of the debt discount of $114,255 and deferred loan costs of $24,325, which related to this amount at the date of conversion, have been recorded as additional interest expense.
     (g) At June 30, 2005, the Company recorded additional interest expense of $10,782 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt.

5. STOCK-BASED COMPENSATION

     On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2005. On May 25, 2005, the Company issued 1,200,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is $0.75 which is greater than the fair market price on the date of issuance, and all options were outstanding at June 30, 2005.
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $7,876 of expense was recorded for the six months ended June 30, 2005. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

                                              Three Months            Three Months           Six Months              Six Months
                                                 Ended                    Ended                 Ended                  Ended
                                             June 30, 2005            June 30, 2004         June 30, 2005          June 30, 2004
----------------------------------------    -----------------       ----------------      ----------------       -----------------
Net loss, as reported                       $     (3,075,345)       $     (1,321,512)     $     (4,446,928)       $     (2,361,885)
Add stock-based employee
   compensation expense included in
   reported net loss                                   3,938                   3,903                 7,876                   7,806
Less total stock-based employee
    compensation expense determined
    under the fair value based method
    for all awards                                  (158,833)             (  217,187)            ( 303,333)             (  500,625)
----------------------------------------    -----------------       ----------------      ----------------       -----------------
Pro forma net loss                          $     (3,230,240)        $    (1,534,796)     $     (4,742,385)       $     (2,854,704)
----------------------------------------    -----------------       ----------------      ----------------       -----------------
Basic and diluted loss per common
     share, as reported                     $          (0.18)        $         (0.10)     $          (0.27)       $          (0.18)
Basic and diluted loss per common
     share, pro forma                       $          (0.19)        $         (0.11)     $          (0.29)       $          (0.22)

6.   Loan From Shareholder

     During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company an additional $25,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest was $20,180 and $11,361 at June 30, 2005 and 2004, respectively. Interest expense was $4,746 and $3,930 at June 30, 2005 and 2004, respectively.

7.   SUBSEQUENT EVENTS

     In July 2005, the Company entered into debt conversion agreements with two of the April accredited investors for $350,000 of convertible debt which was converted into 466,667 shares of common stock at $0.75 per share.

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

     In the short term, we intend to develop our business by licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration of prescription drugs and medical devices. Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of Three and Six Months Ended June 30, 2005 and June 30, 2004.

     Revenues. OTC Product Revenue increased by $837 in the three months ended June 30, 2005 to $1,672 from $835 in the three months ended June 30, 2004. The increase in OTC Product Revenue resulted primarily from sales of Pure-ific in retail stores. OTC Product Revenue increased by $1,455 in the six months ended June 30, 2005 to $4,066 from $2,611 in the six months ended June 30, 2004. The increase in OTC Product Revenue resulted primarily from sales of Pure-ific in retail stores. Medical Device Revenue was unchanged in the three months ended June 30, 2005 from the three months ended June 30, 2004. Medical Device Revenue decreased by $12,141 in the six months ended June 30, 2005 to $984 from $13,125 in the six months ended June 30, 2004. The decrease in Medical Device Revenue resulted primarily due to a large beta unit sale in the six months ended June 30, 2004 that was not repeated in the six months ended June 30, 2005, partially offset by sales of three smaller devices in the six months ended June 30, 2005.

     Research and development. The Company is in the planning phase for the major research and development projects, and therefore does not have estimated completion dates, completion costs and capital requirements for these projects. The reason the Company does not have this information available is because it has not completed the planning process. Since there is no defined schedule for completing these development projects, there are no defined consequences if they are not completed timely. Research and development costs comprising the total of $1,005,610 for the three months ending June 30, 2005 include depreciation expense of $524, consulting of $612,922, lab supplies of $75,415, insurance of $58,735, legal of $61,233, payroll of $188,781, and rent and utilities of $8,000. The research and development costs are higher for the three months ending June 30, 2005 because the Company has initiated clinical trials under the aegis of the Food & Drug Administration (FDA). Research and development costs comprising the total of $1,298,637 for the six months ending June 30, 2005 included depreciation expense of $524, consulting of $702,005, lab supplies of $75,415, insurance of $82,327, legal of $106,054, payroll of $318,712, and rent and utilities of $13,600. The research and development costs are higher for the six months ending June 30, 2005 because the Company has initiated clinical trials under the aegis of the Food & Drug Administration (FDA). Research and development costs comprising the total of $246,185 for the three months ending June 30, 2004 include consulting of $114,525, lab expense of $8,458, insurance of $16,037, legal of $17,886, office and other expense of $3,751, payroll of $71,799, rent and utilities of $3,733, and taxes and fees of $9,996. Research and development costs comprising the total of $434,139 for the six months ending June 30, 2004 include consulting of $141,368, lab expense of $10,958, insurance of $36,175, legal of $46,934, office and other expense of $3,751, payroll of $175,624, rent and utilities of $9,333, and taxes and fees of $9,996.

     General and administrative. General and administrative expenses increased by $226,251 in the three months ended June 30, 2005 to $558,791 from $332,540 in the three months ended June 30, 2004. The increase resulted primarily from higher consulting expenses for general corporate purposes. General and administrative expenses increased by $325,324 in the six months ended June 30, 2005 to $1,141,542 from $816,218 in the six months ended June 30, 2004. The increase resulted primarily from higher consulting expenses for general corporate purposes.

CASH FLOW

     As of July 1, 2005, we held approximately $600,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs. We already have begun to increase our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow by increasing sales of OTC products. However, we cannot assure you that we will be successful in increasing sales of OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless will require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products. We anticipate that the majority of the funds for our operating and development needs beyond 2005 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see Note 4 of the notes to our financial statements included in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of "so abnormal." In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123(R) in Staff
Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123(R) will be effective for the Company's fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company's results of operations or financial position.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's results of operations or financial position.


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

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  Our annual meeting of shareholders was held on May 19, 2005.

     (b) The following is a list of all nominees for Director of the Company who were elected at the annual meeting and whose term of office continued after the annual meeting:

          H. Craig Dees
          Timothy D. Scott
          Eric A. Wachter
          Stuart R. Fuchs

     (c) There were present at the annual meeting in person or by proxy 9,272,015 shares of our common stock out of a total of 16,644,275 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

     (d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

               (i) The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

                    ------------------------------------------------------------
                    Nominee                   For                     Withheld
                                                                      Authority
                    ------------------------------------------------------------
                    H. Craig Dees             8,648,645                 623,370
                    ------------------------------------------------------------
                    Timothy D. Scott          8,648,645                 623,370
                    ------------------------------------------------------------
                    Eric A.Wachter            8,648,645                 623,370
                    ------------------------------------------------------------
                    Stuart R. Fuchs           8,648,645                 623,370
                    ------------------------------------------------------------

               (ii) A vote was  taken on the  proposal  to amend  the  Company's
                    Amended and Restated 2002 Stock Plan to increase the number of shares reserved for issuance from 3,000,000 to 5,000,000. The results of the vote taken at the annual meeting with respect to such proposal were as follows:

                    ------------------------------------------------------------
                    For           Against          Abstain           Non-Votes
                    8,457,742     189,403          624,870              -0-
                    ------------------------------------------------------------

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          31.1 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 15, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

          31.2 Certification   Pursuant   to   Rule   13a-14(a)   (Section   302
               Certification), dated August 15, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

          32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 15, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

     (b)  Current Reports on Form 8-K.

          On April 8, 2005, the Company filed an 8-K.

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

                                    Provectus Pharmaceuticals, Inc.
                                    By:/s/ H. Craig Dees, Ph.D.
                                    --------------------------------------------
                                    H. Craig Dees, Ph.D. Chief Executive Officer
Date:    August 15, 2005

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    ------------

     31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 15, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 15, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 15, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.