Form 10QSB
period 2005-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2005-11-14
CIK 315545

United States Securities And Exchange Commission
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

          For the transition period from __________ to _______________
                         Commission file number: 0-9410

                         Provectus Pharmaceuticals, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                         90-0031917
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

7327 Oak Ridge Highway Suite A, Knoxville, TN                  37931
---------------------------------------------                ----------
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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 30, 2005 was 19,117,655.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                      2005                  2004
--------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets

Current Assets
     Cash                                                                  $       366,683    $           10,774
     Inventory                                                                      62,043                94,142
     Prepaid expenses and other current assets                                          12                20,582
     Prepaid consulting expense                                                         -                205,427
        Prepaid commitment fee, net of amortization of $269,986 and
$38,326                                                                             40,880               272,540
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               469,618               603,465
--------------------------------------------------------------------------------------------------------------------

Equipment and Furnishings, less accumulated depreciation of
     $367,668 and $366,571                                                          10,751                    -

Patents, net of amortization of $1,923,877 and $1,420,537                        9,791,568            10,294,908

Deferred loan costs, net of amortization of $101,772 and $35,922                   518,950               270,578

Other Assets                                                                        27,000                27,000
--------------------------------------------------------------------------------------------------------------------

                                                                           $    10,817,887    $       11,195,951
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable - trade                                              $        88,305    $          154,214
     Accrued compensation                                                          181,090               156,377
     Accrued expenses                                                              119,590                 6,240
        Accrued interest                                                           131,302                43,670
        Other convertible debt, net of debt discount of $994,804                   317,696                    -
     Gryffindor convertible debt, net of debt discount of $14,868 and $95,157    1,171,091             1,090,802
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                        2,009,074             1,451,303
--------------------------------------------------------------------------------------------------------------------

Loan From Stockholder                                                              174,000               149,000
--------------------------------------------------------------------------------------------------------------------

Cornell convertible debt, net of debt discount of $316,053                              -                433,947
--------------------------------------------------------------------------------------------------------------------

Other convertible debt, net of debt discount of $710,575                           226,925                    -
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common stock; par value $.001 per share; 100,000,000 shares authorized; 19,117,655 and 16,133,876 shares issued and
         outstanding, respectively                                                  19,118                16,134
     Paid-in capital                                                            29,864,554            23,711,540
     Deficit accumulated during the development stage                          (21,475,784)          (14,565,973)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                       8,407,888             9,161,701
--------------------------------------------------------------------------------------------------------------------

                                                                           $    10,817,887    $       11,195,951
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                 Amounts from
                                                                                                                 January 17,
                                                                                                                     2002
                                       Three              Three               Nine                Nine           (Inception)
                                    Months Ended       Months Ended       Months Ended        Months Ended         Through
                                    September 30,      September 30,     September 30,       September 30,       September 30,
                                        2005               2004               2005                2004               2005
---------------------------------------------------------------------------------------------------------------------------------
                                     (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)

Revenues
        OTC Product Revenue       $            387   $          1,219   $         4,453    $           3,830   $        23,181
        Medical Device Revenue            -                  -                      984               13,125            14,109
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 387              1,219             5,437               16,955            37,290

Cost of Sales                                  248                780             2,857                2,450            13,638
---------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                   139                439             2,580               14,505            23,652

Operating Expenses
     Research and development     $        467,202   $        379,113   $     1,765,839    $         813,252   $     3,833,294
     General and administrative            576,910            537,417         1,718,452            1,353,635        11,914,489
     Amortization                          167,780            167,780           503,340              503,340         1,923,877
---------------------------------------------------------------------------------------------------------------------------------

Total operating loss                    (1,211,753)        (1,083,871)       (3,985,051)          (2,655,722)      (17,648,008)

Gain on sale of fixed assets              -                  -                 -                   -                    55,000

Loss on extinguishment of debt            -                  -                 (413,455)            (100,519)         (514,867)

Net interest expense                    (1,251,130)           (64,651)       (2,511,305)            (754,166)       (3,367,909)
---------------------------------------------------------------------------------------------------------------------------------

Net Loss Applicable to Common
     Stockholders                 $     (2,462,883) $      (1,148,522)  $    (6,909,811)   $      (3,510,407)  $   (21,475,784)
---------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per
  Common Share                    $          (0.14) $           (0.08)  $         (0.41)   $           (0.26)
---------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
         Common Shares
         Outstanding -
         Basic and Diluted              17,772,238         15,080,661        16,954,430           13,606,164
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Common Stock
                                                  ---------------------------------------------------------------------------------
                                                       Number                           Paid-in        Accumulated
                                                     of Shares        Par Value         Capital          Deficit            Total
                                                  ---------------------------------------------------------------------------------
Balance, at January 17, 2002                                   -          $     -       $       -     $         -       $        -

     Issuance to founding shareholders                 6,000,000            6,000           (6,000)             -                -
     Sale of stock                                        50,000               50           24,950              -           25,000
     Issuance of stock to employees                      510,000              510          931,490              -          932,000
     Issuance of stock for services                      120,000              120          359,880              -          360,000
     Net loss for the period from January 17,
         2002 (inception) to April 23, 2002
         (date of reverse merger)                              -                -                -     (1,316,198)      (1,316,198)
                                                    -------------    -------------   --------------   -------------    ------------
Balance, at April 23, 2002                             6,680,000            6,680        1,310,320     (1,316,198)             802

     Shares issued in reverse merger                     265,763              266          (3,911)              -           (3,645)
     Issuance of stock for services                    1,900,000            1,900        5,142,100              -        5,144,000
     Purchase and retirement of stock                   (400,000)            (400)         (47,600)             -          (48,000)
     Stock issued for acquisition of Valley
         Pharmaceuticals                                 500,007              500       12,225,820              -       12,226,320
     Exercise of warrants                                452,919              453                -              -              453
     Warrants issued in connection with
         convertible debt                                      -                -          126,587              -          126,587
     Stock and warrants issued for acquisition
         of Pure-ific                                     25,000               25           26,975              -           27,000
     Net loss for the period from April 23, 2002
         (date of reverse merger) to December
         31, 2002                                              -                -                -     (5,749,937)      (5,749,937)
                                                    -------------    -------------   --------------   ---------------   -----------
Balance, at December 31, 2002                          9,423,689            9,424       18,780,291     (7,066,135)      11,723,580

     Issuance of stock for services                      764,000              764          239,036              -          239,800
     Issuance of warrants for services                         -                -          145,479              -          145,479
     Stock to be issued for services                           -                -          281,500              -          281,500
     Employee compensation from stock options                  -                -           34,659              -           34,659
     Issuance of stock pursuant to Regulation S          679,820              680          379,667              -          380,347
     Beneficial conversion related to
         convertible debt                                      -                -          601,000              -          601,000
     Net loss for the year ended
         December 31, 2003                                     -                -                -     (3,155,313)      (3,155,313)
                                                    -------------    -------------   --------------   ------------     ------------
Balance, at December 31, 2003                         10,867,509     $     10,868    $  20,461,632   $(10,221,448)  $   10,251,052

     Issuance of stock for services                      733,872              734          449,190              -          449,923
     Issuance of warrants for services                         -                -          495,480              -          495,480
     Exercise of warrants                                132,608              133            4,867              -            5,000
     Employee compensation from stock options                  -                -           15,612              -           15,612
     Issuance of stock pursuant to Regulation S        2,469,723            2,469          790,668              -          793,137
     Issuance of stock pursuant to Regulation D        1,930,164            1,930        1,286,930              -        1,288,861
     Beneficial conversion related to
         convertible debt                                      -                -          360,256              -          360,256
     Issuance of convertible debt with warrants                -                -          105,250              -          105,250
     Repurchase of beneficial conversion feature               -                -         (258,345)             -         (258,345)
     Net loss for the year ended
            December 31, 2004                                  -                -                -     (4,344,525)      (4,344,525)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 2004                         16,133,876    $      16,134    $  23,711,540   $(14,565,973)  $    9,161,701

     Issuance of stock for services                      226,733              227          152,058          -              152,285
     Issuance of stock for interest payable              226,447              227          167,521          -              167,748
     Issuance of warrants for services                   -                -                720,834          -              720,834
     Issuance of warrants for contractual
         obligations                                     -                -                620,818          -              620,818
     Exercise of warrants and stock options               25,152               25           26,642          -               26,667
     Employee compensation from stock options            -                -                 11,814          -               11,814
     Issuance of stock pursuant to Regulation D        1,235,004            1,235          816,872          -              818,107
     Debt conversion to common stock                   1,270,443            1,270          951,563          -              952,833
     Issuance of convertible debt with warrants          -                -              1,574,900          -            1,574,900
     Beneficial conversion related to
         convertible debt                                -                -              1,228,244          -            1,228,244
     Beneficial conversion related to interest
         expense                                         -                -                 25,876          -               25,876
     Repurchase of beneficial conversion feature         -                -               (144,128)         -             (144,128)
     Net loss for the six months ended June 30,
         2005                                            -                -                -           (6,909,811)      (6,909,811)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, at September 30, 2005                        19,117,655    $      19,118    $  29,864,554   $(21,475,784)  $    8,407,888
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

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                         Amounts from
                                                                                                       January 17, 2002
                                                                Nine Months         Nine Months          (Inception)
                                                                  Ended                Ended               through
                                                               September 30,        September 30,        September 30,
                                                                   2005                  2004                2005
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                               $       (6,909,811)   $      (3,510,407)  $      (21,475,784)
     Adjustments to reconcile net loss to
         net cash used in operating activities
         Depreciation                                                    1,097              117,107              390,669
         Amortization of patents                                       503,340              503,340            1,923,877
         Amortization of original issue discount                     1,232,967              504,706            1,720,542
         Amortization of commitment fee                                231,660            -                      269,986
         Amortization of prepaid consultant expense                    274,337              491,773            1,127,187
         Amortization of deferred loan costs                           339,385              156,139              479,907
         Loss on extinguishment of debt                                413,455            -                      514,867
         Beneficial conversion of convertible interest and
              conversion of interest                                      196,456            -                      196,456
         Compensation through issuance of stock options                 11,814               11,709               62,085
         Compensation through issuance of stock                      -                    -                      932,000
         Issuance of stock for services                                152,286               48,368            5,732,844
         Issuance of warrants for services                             225,224               18,800              247,705
         Issuance of warrants for contractual obligations              620,818            -                      620,818
         Gain on sale of equipment                                   -                    -                      (55,000)
         (Increase) decrease in assets
              Prepaid expenses                                          20,570                5,857                  (12)
              Inventory                                                 32,099                4,123              (62,043)
         Increase (decrease) in liabilities
              Accounts payable                                         (65,909)              57,430               84,660
              Accrued expenses                                         155,612             (169,067)             521,899
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                               (2,564,600)          (1,760,122)          (6,767,337)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of fixed asset                               -                    -                      180,000
     Capital expenditures                                              (11,848)                (395)             (15,545)
-----------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                    (11,848)                (395)             164,455
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Net proceeds from loans from stockholder                           25,000            -                      174,000
     Proceeds from convertible debt                                  3,150,000              375,000            5,425,959
     Proceeds from sale of common stock                                888,190            1,812,012            3,375,535
     Proceeds from exercise of warrants and stock options               26,667                5,000               32,120
     Cash paid to retire convertible debt                             (700,000)            (500,000)          (1,200,000)
     Cash paid for deferred loan costs                                (387,500)             (90,000)            (619,530)
     Premium paid on extinguishments of debt                           (70,000)           -                     (170,519)
     Purchase and retirement of common stock                         -                    -                      (48,000)
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            2,932,357            1,602,012            6,969,565
-----------------------------------------------------------------------------------------------------------------------------

                         PROVECTUS PHARMACEUTICALS, INC.
                          (A Development-Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                   Amounts from
                                                         Nine Months         Nine Months        January 17, 2002
                                                           Ended               Ended            (Inception) through
                                                     September 30, 2005    September 30, 2004   September 30, 2005
----------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                   $          355,909    $        (158,505)  $            366,683

Cash, at beginning of period                         $           10,774    $         164,145   $         -
----------------------------------------------------------------------------------------------------------------------

Cash, at end of period                               $          366,683    $           5,640   $            366,683
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information

    September 30, 2005
      Interest paid of $32,567

Supplemental Disclosure of Noncash Investing and
Financing Activities



     September 30, 2005
      Issuance  of warrants in  exchange  for prepaid  services of $68,910
      Debt converted to common stock of $950,000
      Beneficial conversion on convertible debt of $1,228,244
      Discount on convertible debt with warrants of $1,574,900
      Warrants issued for deferred loan costs of $426,700
      Accrual of $70,083 for stock issuance costs off-set against proceeds from sale of common stock


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

3. BASIC AND DILUTED LOSS PER COMMON SHARE

     Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2005 are 16,089,935 warrants, 4,209,848 options and 4,755,319 shares issuable upon conversion of convertible debt and interest. Additionally, the Company is committed to issue 10,000 warrants and 188,333 shares of common stock.

4. EQUITY AND DEBT TRANSACTIONS

     (a) In January 2005, the Company issued 7,500 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $4,950. In February 2005, the Company issued 7,500 shares to consultants in exchange for services. Consulting costs charged to operations were $7,574. In April 2005, the Company issued 190,733 shares to consultants in exchange for services. Consulting costs charged to operations were $127,791. In May 2005, the Company issued 21,000 shares to consultants in exchange for services. Consulting costs charged to operations were $11,970.
     (b) In January 2005, the Company issued 16,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $6,944. In February 2005, the Company issued 13,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $13,130. In March 2005, the Company issued 100,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $68,910. In April 2005, the Company issued 410,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $195,900. In April 2005, the Company issued 980,000 warrants to consultants in exchange for services rendered relating to the April 2005 Senior Convertible Debentures (see 4(f) below). Deferred loan costs of $426,700 were recorded which will be amortized over the life of the debentures. At September 30, 2005, $129,608 has been amortized and charged to interest expense. In May 2005, the Company issued 25,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $9,250.
     (c) In March 2005 the Company issued 175,000 warrants to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Interest costs charged to operations were $117,568. In April, May and June 2005 the Company issued 175,000 warrants each month to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $200,250. In July, August and September 2005 the Company issued 175,000 warrants each month to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $303,000.
     (d) In February 2005, the Company entered into a redemption agreement with Cornell Capital Partners to pay $50,000 of the Cornell convertible debt. As a result, the unamortized portion of the debt discount of $27,715 and deferred loan costs of $20,702, which related to this amount at the date of extinguishments, were recorded as a loss on extinguishment of debt. The Company also paid a $5,000 prepayment penalty which has been recorded as loss on extinguishment of debt. As part of this redemption, the Company has repurchased the beneficial conversion feature related to the redeemed amount of $16,449.
     In March 2005, the Company entered into a debt conversion agreement with Cornell Capital Partners for $50,000 of its convertible debt which was converted into 66,667 shares of common stock at $0.75 per share. As a result of this conversion, the unamortized portion of the debt discount of $24,890 and deferred loan costs of $18,779, which related to this amount at the date of conversion, have been recorded as additional interest expense.
     In April 2005, the Company entered into a redemption agreement with Cornell Capital Partners to pay $650,000 of the Cornell convertible debt. As a result, the unamortized portion of the debt discount of $233,425 and deferred loan costs of $205,741, which related to this amount at the date of extinguishments, were recorded as a loss on extinguishment of debt. The Company also paid a $65,000 prepayment penalty which has been recorded as loss on extinguishment of debt. As part of this redemption, the Company has repurchased the beneficial conversion feature related to the redeemed amount of $127,679.
     At September 30, 2005, there was no amount outstanding related to the Cornell debt.
     (e) During the three months ended March 31, 2005, the Company completed a private placement transaction with 8 accredited investors, which were registered effective June 20, 2005, pursuant to which the Company sold 214,666 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $161,000. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 322,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,100 and issued 80,500 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.
During the three months ended June 30, 2005, the Company completed a private placement transaction with 4 accredited investors, which were registered effective June 20, 2005, pursuant to which the Company sold 230,333 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $172,750. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 345,500 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,275 and issued 81,375 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

During the three months ended September 30, 2005, the Company completed a private placement transaction with 12 accredited investors pursuant to which the Company sold 899,338 shares of common stock at a purchase price of $0.75 per share of which 109,333 are committed to be issued at September 30, 2005, for an aggregate purchase price of $674,500. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,124,167 shares of common stock at an exercise price of $0.935 per share. The Company paid $87,685 and committed to issue 79,000 shares of common stock at a fair market value of $70,083 to Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at September 30, 2005. The cash and common stock costs have been off-set against the proceeds received.
     (f) In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to 2 accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In addition, the Company incurred deferred loan costs of $80,000 which were payable in cash. These costs were recorded as an asset and amortized over the term of the debt. In April 2005, the Company entered into agreements to issue Senior Convertible Debentures to 5 accredited investors in the aggregate amount of $2,700,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In addition, the Company incurred deferred loan costs of $307,500 which were payable in cash and $426,700 from the issuance of warrants (see 4(b) above). These costs were recorded as an asset and amortized over the term of the debt.
     The Company shall be obligated to pay the principal of the Senior Convertible Debentures in installments as follows: Twelve (12) equal monthly payments of principal (the "Monthly Amount") plus, to the extent not otherwise paid, accrued but unpaid interest plus any other obligations of the Company to the Investor under this Debenture, the Purchase Agreement, or the Registration Rights Agreement, or otherwise. The first such installment payment shall be due and payable on March 30, 2006, and subsequent installments shall be due and payable on the thirtieth (30th) day of each succeeding month thereafter (each a "Payment Date") until the Company's obligations under this Debenture is satisfied in full. The Company shall have the option to pay all or any portion of any Monthly Amount in newly issued, fully paid and nonassessable shares of Common Stock, with each share of Common Stock having a value equal to (i) eighty-five percent (85%) multiplied by (ii) the Market Price as of the third
(3rd) Trading Day immediately preceding the Payment Date (the "Payment Calculation Date").
     Interest at the greater of (i) the prime rate (adjust monthly), plus 4% and
(ii) 8% is due on a quarterly basis. At the time the interest is payable, upon certain conditions, the Company has the option to pay all or any portion of accrued interest in either cash or shares of the Company's common stock valued at 85% multiplied by the market price as of the third trading date immediately preceding the interest payment date. Under the senior convertible debentures, for purposes of determining market price as of any date, market price means: (i) the average of the last reported sale prices for the shares on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board, for the five days immediately preceding such date; (ii) if the OTCBB is not the principal trading market for the shares, the average of the last reported sale prices on the principal trading market for the common stock during the same period as reported by Bloomberg, L.P., or (iii) if unable to calculate on any of the foregoing bases, as reasonable determined in good faith by the Board or an independent investment back of nationally recognized standing in the valuation businesses similar to the business of the Company.
     The Company may prepay the Senior Convertible Debentures in full by paying the holders the greater of (i) 125% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus default interest, if any or (ii) the highest number of shares of common stock issuable upon conversion of the total amount calculated pursuant to (i) multiplied by the highest market price for the common stock during the period beginning on the date until prepayment.
     On or after any event or series of events which constitutes a fundamental change, the holder may, in its sole discretion, require the Company to purchase the debentures, from time to time, in whole or in part, at a purchase price equal to 110% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus any other obligations otherwise due under the debenture. Under the senior convertible debentures, fundamental change means (i) any person becomes a beneficial owner of securities representing 50% or more of the (a) outstanding shares of common stock or (b) the combined voting power of the then outstanding securities; (ii) a merger or consolidation whereby the voting securities outstanding immediately prior thereto fail to continue to represent at least 50% of the combined voting power of the voting securities immediately after such merger or consolidation; (iii) the sale or other disposition of all or substantially all or the Company's assets; (iv) a change in the composition of the Board within two years which results in fewer than a majority of directors are directors as of the date of the debenture; (v) the dissolution or liquidation of the Company; or (vi) any transaction or series of transactions that has the substantial effect of any of the foregoing.
     The Purchaser of the $400,000 Senior Convertible Debenture also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 10, 2005 through and including March 10, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.99 and the per share exercise price of the Class B Warrant is $0.945.
     The Purchaser of the $50,000 Senior Convertible Debenture and the Purchasers of the Senior Convertible Debentures totaling $2,700,000 also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 30, 2005 through and including March 30, 2010. Class B Warrants are exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants. The per share exercise price of a Class A Warrant is $0.935 and the per share exercise price of the Class B Warrant is $0.8925.
     The Purchasers of the Senior Convertible Debentures received a total of 4,200,000 Class A Warrants and a total of 2,940,000 Class B Warrants.
     The $450,000 proceeds received in March 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $254,328 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $195,672 was recorded for this beneficial conversion feature. The combined debt discount of $450,000 is being amortized over the life of the debt using the effective interest method. The $2,700,000 proceeds received in April 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $1,320,572 and was recorded as a discount to the related debt. A beneficial conversion amount of $1,032,572 was also recorded as the value of the debt, if converted, is greater than the pro-rata value allocated to the debt. The combined debt discount of $2,353,144 is being amortized over the life of the debt using the effective interest method.
     In June 2005, the Company entered into a debt conversion agreement with one of the April accredited investors for $150,000 of its convertible debt which was converted into 200,000 shares of common stock at $0.75 per share, and $2,833 of accrued interest was converted into 3,777 shares of common stock at $0.75 per share. In July 2005, the Company entered into a debt conversion agreement with two of the April accredited investors for an aggregate of $350,000 of convertible debt which was converted into 466,666 shares of common stock at $0.75 per share. In September 2005, the Company entered into a debt conversion agreement with one of the March accredited investors for $400,000 of its convertible debt which was converted into 533,333 shares of common stock at $0.75 per share.
     At September 30, 2005, $1,097,765 of the total debt discount has been amortized which includes $771,295 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions. At September 30, 2005, $295,250 of the deferred loan costs have been amortized which includes $168,184 of the unamortized portion of the deferred loan costs related to the converted debt at the time of the debt conversions.
     At September 30, 2005, the Senior Convertible Debentures totaled $544,621, net of debt discount of $1,705,379. Of this total, $317,696 was recorded as a current liability, net of debt discount of $994,804 and $226,925 was recorded as a long-term liability, net of debt discount of $710,575.
     The Company chose to pay the quarterly interest due at June 30, 2005 and September 30, 2005 in common stock instead of cash. As a result, accrued interest at June 30, 2005 of $78,904 was paid in 159,780 shares of common stock resulting in additional interest expense of $28,843. The shares were issued July 11, 2005. The accrued interest due September 30, 2005 of $72,985 was converted into 97,573 shares of common stock resulting in additional interest expense of $15,301. 66,667 of these shares were issued on September 30, 2005 and the remaining shares, valued at $28,285 are accrued at September 30, 2005.
     (g) At September 30, 2005, the Company recorded additional interest expense of $25,876 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt.

5. STOCK-BASED COMPENSATION

     On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2005. On May 25, 2005, the Company issued 1,200,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is $0.75 which is greater than the fair market price on the date of issuance, and all options were outstanding at September 30, 2005. An employee of the Company exercised 15,152 options during the three months ended September 30, 2005 at an exercise price of $1.10 per share of common stock for $16,667.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $11,814 of expense was recorded for the nine months ended September 30, 2005. If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:


                                              Three Months            Three Months           Nine Months            Nine Months
                                                 Ended                    Ended                 Ended                  Ended
                                             September 30,            September 30,         September 30,          September 30,
                                                  2005                    2004                  2005                    2004

-----------------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                    $        (2,462,883  )   $       (1,148,522  )     $     (6,909,811)      $   (3,510,407 )
Add stock-based employee
    compensation expense included in
    reported net loss                                  3,938                   3,903                  11,814               11,709
Less total stock-based employee
    Compensation expense determined
    under the fair value based method
    for all awards                                  (187,500  )              (90,938  )             (490,833)            (591,563 )
-----------------------------------------------------------------------------------------------------------------------------------

Pro forma net loss                       $        (2,646,445  )   $       (1,235,557  )     $     (7,388,830)      $   (4,090,261 )
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common
     share, as reported                  $             (0.14  )   $            (0.08  )     $          (0.41)      $        (0.26 )

Basic and diluted loss per common
     share, pro forma                    $             (0.15  )   $            (0.08  )     $          (0.44)      $        (0.30 )

6.   Loan From Shareholder

     During 2002, a shareholder who is also an employee and member of the Company's board of directors, loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company an additional $25,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest was $22,637 and $13,385 at September 30, 2005 and 2004, respectively. Interest expense was $7,203 and $5,954 at September 30, 2005 and 2004, respectively.

7. SUBSEQUENT EVENTS

     In October 2005, the Company entered into debt conversion agreements with one of its March and one of its April accredited investors for an aggregate of $100,000 of convertible debt which was converted into 133,334 shares of common stock at $0.75 per share.

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

CAPITAL STRUCTURE

     Our ability to  continue  as a going  concern  continues  to be  reasonably assured due to our financing in March, April, August and September 2005. However, our long-term ongoing operations continue to be dependent upon our ability to raise capital.
     We plan to implement our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.
     We intend to proceed as rapidly as possible with the asset sale and licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through licensing of our existing medical device and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to the asset sale and licensure of our OTC products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.
     Our current plans include continuing to operate with our four employees during the immediate future, but we have added additional consultants and anticipate adding employees in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

PLAN OF OPERATION

     With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2005, through careful control of expenditures, preparation for the asset sale and licensure of our OTC products, and issuance of debt and equity, we plan to build on that foundation to increase shareholder value.

     In the short term, we intend to develop our business by selling the OTC assets and licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific. In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration of prescription drugs and medical devices. Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of Three and Nine Months Ended September 30, 2005 and September 30, 2004.

     Revenues. OTC Product Revenue decreased by $832 in the three months ended September 30, 2005 to $387 from $1,219 in the three months ended September 30, 2004. The decrease in OTC Product Revenue resulted primarily from lower sales of Pure-ific in retail stores. OTC Product Revenue increased by $623 in the nine months ended September 30, 2005 to $4,453 from $3,830 in the nine months ended September 30, 2004. The increase in OTC Product Revenue resulted primarily from sales of Pure-ific in retail stores. Medical Device Revenue was unchanged in the three months ended September 30, 2005 from the three months ended September 30, 2004. Medical Device Revenue decreased by $12,141 in the nine months ended September 30, 2005 to $984 from $13,125 in the nine months ended September 30, 2004. The decrease in Medical Device Revenue resulted primarily due to a large beta unit sale in the nine months ended September 30, 2004 that was not repeated in the nine months ended September 30, 2005, partially offset by sales of three smaller devices in the nine months ended September 30, 2005.

     Research and development. The Company has completed the planning phase for the major research and development projects anticipated in the next 12 months. The Company's Phase 1 metastatic melanoma and breast carcinoma clinical trials are expected to be completed in early 2006 for less than $1,000,000 in the aggregate. At that time the planning phase for the expected Phase 2 trials will be completed. The Company's Phase 2 psoriasis trial is expected to commence in early 2006 and will cost approximately $1,500,000 over 12 to 24 months. The Company's Phase 1 liver cancer trial does not have an expected completion cost at this time. Research and development costs comprising the total of $467,202 for the three months ending September 30, 2005 include depreciation expense of $573, consulting of $176,612, lab supplies of $33,573, insurance of $14,302, legal of $59,885, payroll of $174,047, and rent and utilities of $8,210. The research and development costs are higher for the three months ending September 30, 2005 because the Company has initiated clinical trials under the aegis of the Food & Drug Administration (FDA). Research and development costs comprising the total of $1,765,839 for the nine months ending September 30, 2005 included depreciation expense of $1,097, consulting of $878,617, lab supplies of $108,988, insurance of $96,629, legal of $165,939, payroll of $492,759, and rent and utilities of $21,810. The research and development costs are higher for the nine months ending September 30, 2005 because the Company has initiated clinical trials under the aegis of the Food & Drug Administration (FDA). Research and development costs comprising the total of $379,113 for the three months ending September 30, 2004 include consulting of $147,711, insurance of $30,416, legal of $44,113, payroll of $151,271, and rent and utilities of $5,602. R&D costs comprising the total of $813,252 for the nine months ending September 30, 2004 include consulting of $289,079, lab expense of $10,958, insurance of $66,591, legal of $91,047, office and other expense of $3,751, payroll of $326,895, rent and utilities of $14,935, and taxes and fees of $9,996.

     General and administrative. General and administrative expenses increased by $39,493 in the three months ended September 30, 2005 to $576,910 from $537,417 in the three months ended September 30, 2004. The increase resulted primarily from higher consulting expenses for general corporate purposes. General and administrative expenses increased by $364,817 in the nine months ended September 30, 2005 to $1,718,452 from $1,353,635 in the nine months ended September 30, 2004. The increase resulted primarily from higher consulting and payroll expenses for general corporate purposes.

CASH FLOW

     As of October 31, 2005, we held approximately $600,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs. We anticipate these funds will come from the proceeds of private placements or public offerings of debt or equity securities.

CAPITAL RESOURCES

     As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the current and next phases in clinical development of our pharmaceutical products. We anticipate that any required funds for our operating and development needs beyond 2005 will come from the proceeds of private placements or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see Note 4 of the notes to our financial statements included in this report.

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

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Recent Sales of Unregistered Securities

During the three months ended September 30, 2005, the Company completed a private placement transaction with 12 accredited investors pursuant to which the Company sold 899,338 shares of common stock at a purchase price of $0.75 per share of which 109,333 are committed to be issued at September 30, 2005, for an aggregate purchase price of $674,500. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,124,167 shares of common stock at an exercise price of $0.935 per share. The Company paid $87,685 and committed to issue 79,000 shares of common stock at a fair market value of $70,083 to Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at September 30, 2005. The cash and common stock costs have been off-set against the proceeds received.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

     31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 14, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

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

Date:    November 14, 2005

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    ------------

    31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

    31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2005, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

    32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 14, 2005, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

                                                                    Exhibit 31.1
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.
                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification


     I, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Provectus Pharmaceuticals, Inc.; .

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   November 14, 2005
                                               /s/ H. Craig Dees
                                              ----------------------------------
                                              H. Craig Dees, Ph.D.
                                              Chief Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.
                    Certification Pursuant to Rule 13a-14(a)
                            Section 302 Certification

     I,  Peter  R.  Culpepper,   the  Chief   Financial   Officer  of  Provectus
Pharmaceuticals, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Provectus Pharmaceuticals, Inc.; .

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:    November 14, 2005
                                             /s/ Peter R. Culpepper
                                            ------------------------------------
                                            Peter R. Culpepper
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                         Provectus Pharmaceuticals, Inc.
                  Certification Pursuant to 18 U.S.C. ss. 1350
                           Section 906 Certifications


     Pursuant to 18 U.S.C. ss. 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (Public Law 107-204), the undersigned, H. Craig Dees, Ph.D., the Chief Executive Officer of Provectus Pharmaceuticals, Inc., a Nevada corporation (the "Company"), and Peter R. Culpepper, the Chief Financial Officer of the Company, hereby certify that:

1.   The  Company's  Quarterly  Report  on Form  10-QSB  for the  quarter  ended
     September  30,  2005,  as  filed  with  the U.S.  Securities  and  Exchange
     Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This Certification is signed on November 14, 2005.


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