Form 10KSB
period 2005-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2006-03-30
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended December 31, 2005; OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________ to _______________

Commission file number: 0-9410

Provectus Pharmaceuticals, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee	37931
(Address of Principal Executive Offices)	(Zip Code)

865/769-4011
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None
_____________________________________________
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
Common shares, par value $.001 per share
_______________________________________________
 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

      The issuer’s revenues for the most recent fiscal year were $6,536.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 13, 2006, was $31,212,267 (computed on the basis of $0.88 per share).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of February 13, 2006 was 35,468,485.

Documents incorporated by reference in Part III hereof: Proxy Statement for 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

            Table of Contents                                                                 Page

Part I	1
Item 1. Description of Business	7
History	7
Description of Business	8
Intellectual Property	14
Competition	16
Federal Regulation of Therapeutic Products	16
Personnel	19
Available Information	20
Item 1A.
Risk Factors
Item 1B.
Unresolved SEC Comments
Item 2. Description of Property	20
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Part II	21
Item 5. Market for Common Equitiy and Related Stockholders Matter	21
Item 6. Managment's Discussion and Analysis or Plan of Operation	22
Plan of Operation	23
Item 7. Financial Statements	25
Forward-Looking Statements	25
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.	25
Item 8A. Controls and Procedures	25
Item 8B. Other Information	25
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act	26
Item 10. Executive Compensation	26
Item 11. Security Ownerhsip of Certain Beneficial Owners and Management and Related Transactions	26
Item 12. Certain Relationships and Related Transactions	27
Item 13. Exhibits	27
Item 14. Principal Accountant Fees and Services	27
Signatures	28

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

Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. For example, the active pharmaceutical ingredient (API) in our ethical products is already approved for other medical uses by the FDA and has a long history of safety for use in humans. This use of known APIs for novel uses and in novel formulations minimizes potential adverse concerns from the FDA, since considerable safety data on the API is available (either in the public domain or via license or other agreements with third parties holding such information). In similar fashion, our OTC products are based on established APIs and, when possible, utilize formulations (such as aerosol or cream formulations) that have an established precedent. (For more information on compliance issues, see "Federal Regulation of Therapeutic Products” below.) In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of safe, consumer-friendly products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.

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

Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users' hands during and after the wearing of disposable gloves. During 2003, we ran a pilot scale run at the manufacturer of GloveAid. We now intend to license this product to a third party with experience in the institutional sales market.

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain store) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We now intend to license the Pure-ific product and sell the underlying assets.

Acne

A number of dermatological conditions, including acne and other blemishes result from a superficial infection which triggers an overwhelming immune response. We anticipate developing OTC products similar to the GloveAid line for the treatment of mild to moderate cases of acne and other blemishes. Wherever possible, we intend to formulate these products to minimize or avoid significant regulatory bars that might adversely impact time to market.

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

Dermatology

Our most advanced prescription drug candidate for treatment of topical diseases on the skin is Xantryl, a topical gel. PV-10, the active ingredient in Xantryl, is "photoactive": it reacts to light of certain wavelengths, increasing its therapeutic effects. PV-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a “photodynamic" treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PV-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PV-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of about three to five millimeters. For this reason, we have developed Xantryl combined with green-light activation for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues.

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

We believe that Xantryl activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, Xantryl was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of “rebound” (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We are continuing the required Food and Drug Administration reporting to support the active Investigational New Drug application for Xantryl’s Phase 2 clinical trials on psoriasis. The required reporting includes the publication of results regarding the multiple treatment scenario of the active ingredient in Xantryl. We expect to conduct Phase 2 studies in the near future, in which we expect to assess the potential for remission of the disease using a regimen of weekly treatments similar to those used for PUVA.

Actinic Keratosis. According to Schwartz and Stoll (Fitzpatrick's Dermatology in General Medicine, 1999), actinic keratosis, or "AK" (also called solar keratosis or senile keratosis), is the most common pre-cancerous skin lesion among fair-skinned people and is estimated to occur in over 50% of elderly fair-skinned persons living in sunny climates. These experts note that nearly half of the approximately five million cases of skin cancer in the U.S. may have begun as AK. The standard treatments for AK (primarily comprising excision, cryotherapy, and ablation with topical 5-fluorouracil) are often painful and frequently yield unacceptable cosmetic outcomes due to scarring. Building on our experience with psoriasis, we are assessing the use of Xantryl with green-light activation as a possible improvement in treatment of early and more advanced stages of AK. We completed an initial Phase 1 clinical trial of the therapy for this indication in 2001 with the predecessor company that was acquired in 2002. This study, involving 24 subjects, examined the safety profile of a single treatment using topical Xantryl with green light photoactivation; no significant safety concerns were identified. We have decided to prioritize further clinical development of Xantryl for treatment of psoriasis and eczema rather than AK at this time since the market is much larger for psoriasis and eczema.

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

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we worked toward completion of the extensive scientific and medical materials necessary for filing an Investigational New Drug (IND) application for Provecta in anticipation of beginning Phase 1 clinical trials for breast and liver cancer. This IND was filed and cleared by the FDA in 2004 setting the stage for two Phase 1 clinical trials; namely, treating metastatic melanoma and recurrent breast carcinoma. We started both of these Phase 1 clinical trials in 2005.

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

Breast Cancer. Breast cancer afflicts over 200,000 U.S. citizens annually, leading to over 40,000 deaths. Surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, resulting in serious side effects that in many cases are permanent. Moreover, current treatments are relatively ineffective against metastases, which in many cases are the eventual cause of patient mortality. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of Provecta into these tumors ablates the tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. Since fine-needle biopsy is a routine procedure for diagnosis of breast cancer, and since the needle used to conduct the biopsy also could be used to direct an injection of Provecta into the tumor, localized destruction of suspected tumors through direct injection of Provecta clearly has the potential of becoming a primary treatment. We are evaluating options for expanding clinical studies of direct injection of Provecta into breast tumors while conducting Phase 1 clinical studies of our indication for Provecta in recurrent breast carcinoma.

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

Metastatic Melanoma. Melanoma is expected to strike 62,000 people in the U.S. this year, leading to 7,600 deaths. The incidence of melanoma in Australia, where our Phase 1 clinical study is currently underway, is 4X that of the U.S. There have been no significant advances in the treatment of melanoma for approximately 30 years. We are evaluating options for expanding clinical studies of direct injection of Provecta into melanoma lesions while conducting Phase 1 clinical studies of our indication for Provecta in Stage 3 metastatic melanoma.

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

Photoactivation. Our clinical tests of Xantryl for dermatology have, up to the present, utilized a number of commercially available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for Xantryl; access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatological treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipate that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturer.

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

Research and Development

We continue to actively develop projects that are product directed and are attempting to conserve available capital and achieve full capitalization of our company through equity and convertible debt offerings, generation of product revenues, and other means. All ongoing research and development activities are directed toward maximizing shareholder value and advancing our corporate objectives in conjunction with our OTC product licensure, our current product development and maintaining our intellectual property portfolio.

Production

 We have determined that the most efficient use of our capital in further developing our OTC products is to license the products and sell the underlying assets for upfront consideration.

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

 We have commenced limited sales of Pure-ific, our antibacterial hand spray. We sold small amounts of this product during 2004 and 2005. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces through licensure and partnership arrangements, and through potential merger and acquisition candidates.

 In addition to developing and selling products ourselves on a limited basis, we are negotiating actively with a number of potential licensees for several of our intellectual properties, including patents and related technologies. To date, we have not yet entered into any licensing agreements; however, we anticipate consummating one or more such licenses in the future.

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

U.S. Patent No.	Title	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in photo-activation of molecular agents	November 3, 1998	October 30, 2016
5,832,931	Method for improved selectivity in photo-activation and detection of molecular diagnostic agents	November 10, 1998	October 30, 2016
5,998,597	Method for improved selectivity in photo-activation of molecular agents	December 7, 1999	October 30, 2016
6,042,603	Method for improved selectivity in photo-activation of molecular agents	March 28, 2000	October 30, 2016
6,331,286	Methods for high energy phototherapeutics	December 18, 2001	December 21, 2018
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	September 17, 2002	April 6, 2020
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	October 22, 2002	April 6, 2020
6,493,570	Method for improved imaging and photodynamic therapy	December 10, 2002	December 10, 2019
6,495,360	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	December 17, 2002	April 6, 2020
6,519,076	Methods and apparatus for optical imaging	February 11, 2003	October 30, 2016
6,525,862	Methods and apparatus for optical imaging	February 25, 2003	October 30, 2016
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful for production of such stabilized proteins	April 1, 2003	April 6, 2020
6,986,740	Ultrasound contrast using halogenated xanthenes	January 17, 2006	TBD
6,991,771	Improved intracorporeal medicaments for High energy phototherapeutic treatment of disease	January 31, 2006	TBD

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

Material Transfer Agreement

We have entered into a Material Transfer Agreement dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as "SPAH", the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. This Material Transfer Agreement is still in effect through 2005. We refer to this agreement in this report as the "Material Transfer Agreement." Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. The Material Transfer Agreement covers four U.S. patents that cover biological material manufacturing technologies (i.e., biotech related). The Material Transfer Agreement continues indefinitely, unless SPAH terminates it by giving us notice or determines that it does not wish to secure from us a license for our technologies. The Material Transfer Agreement can also be terminated by either of us in the event the other party breaches the agreement and does not cure the breach within 30 days of notice from the other party. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.
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

Phase 1 clinical trials include the initial introduction of an investigational new drug into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. While the FDA can cause us to end clinical trials at any phase due to safety concerns, Phase 1 clinical trials are primarily concerned with safety issues. We also attempt to obtain sufficient information about the drug’s pharmacokinetics and pharmacological effects during Phase 1 clinical trial to permit the design of well-controlled, scientifically valid, Phase 2 studies.

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

Personnel

Executive Officers

As of March 29, 2006, our executive officers are:

H. Craig Dees, Ph.D., 54, Chief Executive Officer. Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory (ORNL), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing “killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin - Madison in 1984.

Timothy C. Scott, Ph.D., 48, President. Dr. Scott has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was as a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment, and held senior research and management positions at ORNL. Dr. Scott has been involved in developing numerous high-tech innovations in a broad range of areas, including separations science, biotechnology, biomedical, and advanced materials. He has licensed several of his innovations to the oil and gas and biotechnology industries. As Director of the Bioprocessing R&D Center at ORNL, Dr. Scott achieved a national presence in the area of use of advanced biotechnology for the production of energy, fuels, and chemicals. He earned a Ph.D. in Chemical Engineering from the University of Wisconsin - Madison in 1985.

Eric A. Wachter, Ph.D., 43, Vice President - Pharmaceuticals. Dr. Wachter has served as our Vice President - Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin - Madison in 1988.

Peter R. Culpepper, CPA, MBA, 46, Chief Financial Officer. Mr. Culpepper was appointed to serve as our Chief Financial Officer in February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned an MBA in Finance from the University of Maryland - College Park in 1992. He earned an undergraduate degree from the College of William and Mary - Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Employees

We currently employ five persons, all of whom are full-time employees.

Available Information

Provectus Pharmaceuticals, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act." To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission, which we refer to as the "SEC." You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room, at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

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

Item 1A. Risk Factors.

Risk Factors

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-KSB. Any of these risks could materially adversely affect our business, operating results and financial condition:

 Our technologies are in early stages of development. We have generated minimal initial revenues from sales and operations in 2005 and 2004, but we do not expect to generate sufficient revenues to enable us to be profitable for several calendar quarters unless we sell and/or license our technologies. We must raise substantial additional funds beyond 2006 in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations.

Ultimately, we must achieve profitable operations if we are to be a viable entity unless we are acquired by another Company. We intend to proceed as rapidly as possible with the asset sale and licensure of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations beyond 2006 before we can commence revenue generation or that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Because of our limited operations and the fact that we are currently generating limited revenue, we may be unable to pay our debts when they become due in 2007.

 As of December 31, 2005, we had $878,941 in convertible debt, net of a debt discount of $1,064,895 and $65,055 of accrued interest on our balance sheet, consisting of $1,475,000 in principal and $61,408 in accrued but unpaid interest owed to holders of our convertible debentures due on March 30, 2007 and $468,836 in principal and $3,647 in accrued interest owed to holders of our convertible debentures due on November 26, 2006. Because of the convertible nature of the debt owed to the holders of the convertible debentures, we may not have to repay this debt if the debt is converted into shares of our common stock. However, we can not assure you that this debt will be converted into common stock and we may have to repay this indebtedness. Our ability to satisfy our current debt service obligations and any additional obligations we might incur will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legislative and regulatory factors, many of which are beyond our control. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our debt service and other obligations in the future.

We will need additional capital to conduct our operations and develop our products beyond 2006, and our ability to obtain the necessary funding is uncertain.

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

We must raise additional capital from external sources to execute our business plan beyond 2006. We plan to issue debt securities, capital stock, or a combination of these securities, if necessary depending on licensure and asset sale discussions. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

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

We do not expect any pharmaceutical drug products we are developing to be commercially available for at least several years, if at all. Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized products. Further, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Our OTC products are at an early stage of introduction, and we cannot be sure that they will be sold through a combination of asset sale and licensure in the marketplace or that we will have adequate capital to further develop these products, if necessary, which are an important factor in the future success of our business.

We recently have focused on marketing Pure-ific, one of our OTC products, on a limited basis to establish proof of concept. We have recognized minimal revenue from this product, as the sales of this product has not been material. In order for this product, and our other OTC products, to become commercially successful, unless we license and/or sell the underlying assets, we must increase significantly our distribution of them. Increasing distribution of our products requires, in turn, that we or distributors representing us increase marketing of these products. In view of our limited financial resources, we may be unable to afford increases in our marketing of our OTC products sufficient to improve our distribution of our products. Even if we can and do increase our marketing of our OTC products, we cannot give you any assurances that we can successfully increase our distribution of our products.

If we do begin increasing our distribution of our OTC products, we must increase our production of these products in order to fill our distribution channels. Increased production will require additional financial resources that we do not plan to allocate at present. Additionally, we may succeed in increasing production without succeeding in increasing sales, which could leave us with excess, possibly unsaleable, inventory.

If we are unable to successfully introduce, market and distribute these products, our business, financial condition, results of operations and cash flows would likely require additional capital beyond 2006 to continue as a going concern.

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

Many companies are also developing alternative therapies to treat cancer and dermatological conditions and, in this regard, are our competitors. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

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

    o Purell (owned by Pfizer),

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

    o H. Craig Dees, Ph.D., our Chief Executive Officer;

    o Timothy C. Scott, Ph.D., our President;

    o Eric A. Wachter, Ph.D. our Vice President - Pharmaceuticals; and

    o Peter R. Culpepper, CPA, our Chief Financial Officer.

In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. Also, as of December 31, 2005, we owe $179,170 in accrued but unpaid compensation to our employees. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.

Because we have only five employees in total, our management may be unable to successfully manage our business.

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

    o Obtaining additional capital to finance research, development, production and marketing of our products; and

    o Managing our business as it grows.

As discussed above, we currently have only five employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas therefore falls on Drs. Dees, Scott, Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We anticipate adding a part-time regulatory affairs officer, a part-time lab technician in addition to the full-time lab technician that we have recently employed, and a part-time office manager within the next year. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future which could further divert management's attention from the operation of our business.

Our common stock price can be volatile because of several factors, including a limited public float which has increased significantly from 2004 to 2005.

 During the twelve-month period ended December 31, 2005, the sale price of our common stock fluctuated from $1.25 to $0.52 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

    o absence of meaningful earnings and ongoing need for external financing,

    o a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant  impact on our stock price,

    o general volatility of the stock markets and the market prices of  other publicly traded companies, and

    o investor sentiment regarding equity markets generally, including  public perception of corporate ethics and governance and the accuracy and transparency financial reporting.

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

Because of our limited operating history, low market capitalization, thin trading volume and other factors, we have historically had to pay high costs to obtain financing and expect to continue to be required to pay high costs for any future financings in which we may participate. For example, our past sales of shares and our sale of the debentures have involved the payment of finder's fees or placement agent’s fees. These types of fees are typically higher for small companies like us. Payment of fees of this type reduces the amount of cash that we receive from a financing transaction and makes it more difficult for us to obtain the amount of financing that we need to maintain and expand our operations.

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

Our common stock is defined as "penny stock" under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

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

    o if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

    o a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all pennies stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $4,000 per month, and the lease is renewed on an annual basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

 During the three months ended December 31, 2005, we did not submit any matters to a vote of our stockholders.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2004:

	High	Low
2004
First Quarter (January 1 to March 31)	$1.70	$0.80
Second Quarter (April 1 to June 30)	$1.51	$0.85
Third Quarter (July 1 to September 30)	$1.68	$0.52
Fourth Quarter (October 1 to December 31)	$0.82	$0.47
2005
First Quarter (January 1 to March 31)	$1.25	$0.64
Second Quarter (April 1 to June 30)	$0.85	$0.52
Third Quarter (July 1 to September 30)	$0.99	$0.60
Fourth Quarter (October 1 to December 31)	$1.14	$0.77

The closing price for our common stock on February 13, 2006 was $0.88. High and low quotation information was obtained from data provided by Yahoo! Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of February 13, 2006, we had 1,888 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2005, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act", except as follows:

During the three months ended December 31, 2005, the Company completed a private placement transaction with 62 accredited investors pursuant to which the Company sold 10,065,605 shares of common stock at a purchase price of $0.75 per share of which 5,126,019 are committed to be issued at December 31, 2005, for an aggregate purchase price of $7,549,202. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 12,582,009 shares of common stock at an exercise price of $0.935 per share. The Company paid $959,540, issued 46,667 shares of common stock at a fair market value of $46,467, issued 30,550 warrants, and committed to issue 950,461 shares of common stock at a fair market value of $894,593 to a syndicate led by Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at December 31, 2005. The cash and common stock costs have been off-set against the proceeds received. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the common stock and warrants satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the investors are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Proceeds will be used for general corporate purposes.

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

CAPITAL STRUCTURE

 Our ability to continue as a going concern is assured due to our financing completed in December, 2005. At the current rate of expenditures, we will not need to raise additional capital until late 2007.

 We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

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

Our current plans include continuing to operate with our five employees during the immediate future, but we have added additional consultants and anticipate adding employees in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

PLAN OF OPERATION

With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2006 we plan to build on that foundation to increase shareholder value through careful control of expenditures, preparation for the asset sale and licensure of our OTC products, medical device and biotech technologies, and issuance of equity only when it makes sense to the Company and primarily for purposes of attracting strategic investors.

 In the short term, we intend to develop our business by selling the OTC assets and licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific. We will also sell and/or license our medical device and biotech technologies. In the longer term, we expect to continue the process of developing, testing, and obtaining the clearance and ultimately approval of the U. S. Food and Drug Administration for prescription drugs in particular. Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of the Years Ended December 31, 2005 and 2004.

 Revenues. OTC Product Revenue decreased by $13,176 in 2005 to $5,552 from $18,728 in 2004. The decrease in OTC Product Revenue resulted primarily from lower sales of Pure-ific in retail stores because we discontinued our proof of concept program with major distributors and retailers. OTC Product Revenue continues due to online sales. Medical Device Revenue decreased by $12,141 in 2005 to $984 from $13,125 in 2004. The decrease in Medical Device Revenue resulted primarily due to a large beta unit sale in the 2004 that was not repeated in 2005, partially offset by sales of three smaller devices in 2005.

 Research and development. The Company has completed the planning phase for the major research and development projects anticipated in the next 12 months. The Company’s Phase 1 metastatic melanoma and breast carcinoma clinical trials are expected to be completed in early to mid 2006 for less than $1,000,000 in the aggregate. At that time the planning phase for the expected Phase 2 trials will be completed, which cost approximately $1,000,000 in the aggregate. The Company’s Phase 2 psoriasis trial is expected to commence in mid to late 2006 and will cost approximately $1,500,000 over 12 to 24 months. The Company’s Phase 1 liver cancer trial is expected to cost less than $500,000 in total, and is expected to commence in mid 2006. Research and development costs comprising the total of $2,044,391 for 2005 included depreciation expense of $1,708, consulting of $805,915, lab supplies of $111,504, insurance of $120,493, legal of $208,368, payroll of $747,197, and rent and utilities of $49,206. The research and development costs are higher for 2005 because the Company has initiated two Phase 1 clinical trials under the aegis of the Food & Drug Administration (FDA). Research and development costs comprising the total of $1,291,817 for 2004 included depreciation expense of $121,811, consulting of $493,305, lab expense of $10,958, insurance of $74,059, legal expense of $127,775, office and other expense of $3,751, payroll of $431,068, rent and utilities of $20,533, and taxes and fees of $8,557.

 General and administrative. General and administrative expenses increased by $1,308,493 in 2005 to $2,999,334 from $1,690,841 in 2004. The increase resulted primarily from higher consulting and payroll expenses for general corporate purposes. $733,269 of this increase was from consulting and $390,571 was from payroll expenses.

CASH FLOW

 As of February 13, 2006, we held approximately $6,600,000 in cash. At our current cash expenditure rate, this amount will be sufficient to meet our needs. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2007 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

CAPITAL RESOURCES

 As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the current and next phases in clinical development of our pharmaceutical products. We anticipate that any required funds for our operating and development needs beyond 2006 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

Recent Accounting Pronouncements

    In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.

    In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations or financial position.

    In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123(R) in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123(R) will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

    In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47).   FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company’s results of operations or financial position.

    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

    In September 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." When a company issues convertible debt with a beneficial conversion feature, the debt is bifurcated into a liability component and an equity component in accordance with EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The equity component is measured at the intrinsic value of the beneficial conversion feature on the commitment date. For income tax purposes, all of the proceeds are recorded as a liability and nothing is recorded in shareholders' equity. The issues are whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of EITF 05-8 is not expected to have a material impact on the Company’s results of operations or financial position. However, we do expect the adoption of EITF 05-8 to result in a material change to our income tax disclosures.

Item 7. Financial Statements.

Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, “estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of December 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)   Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

 Except as set forth below, the information called for by this item with respect to our executive officers as of March 29, 2006 is furnished in Part I of this report under the heading "Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 22, 2006, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Code of Ethics

 We have not adopted a formal Code of Ethics. Since our company only has five employees, we expect those employees to adhere to high standards of ethics without the need for a formal policy.

Item 10. Executive Compensation.

 The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 22, 2006, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 22, 2006, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Certain Relationships and Related Transactions.

 The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 22, 2006, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

 The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 22, 2006, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Signatures

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on Form 10-KSB for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

Date: March 29, 2006	By:	/s/ H. Craig Dees
H. Craig Dees, Ph.D.
Title: Chief Executive Officer

/s/ H. Craig Dees	/s/ Peter R. Culpepper

Name: H. Craig Dees, Ph.D. Title: Chief Executive Officer (principal executive officer) and Chairmain of the Board Date: March 29, 2006	Name: Peter R. Culpepper Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: March 29, 2006

/s/ Timothy C. Scott	/s/ Eric A. Wachter

Name: Timothy C. Scott, Ph.D. Title: President and Director Date: March 29, 2006	Name: Eric A. Wachter Title: Vice President - Pharmaceuticals and Director Date: March 29, 2006

/s/ Stuart Fuchs

Name: Stuart Fuchs Title: Director Date: March 29, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors
Provectus Pharmaceuticals, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2005 and for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2005 and for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
--------------------
Chicago, Illinois
March 10, 2006

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$6,878,990	$10,774
Prepaid expenses and other current assets	67,962	114,724
Prepaid consulting expense	-	205,427
Prepaid commitment fee, net of amortization of $38,326 in 2004	-	272,540

Total Current Assets	6,946,952	603,465

Equipment and Furnishings, less accumulated depreciation of $368,279 and $366,571	12,287	-

Patents, net of amortization of $2,091,657 and $1,420,537	9,623,788	10,294,908

Deferred loan costs, net of amortization of $247,802 and $35,922	709,092	270,578

Other assets	27,000	27,000

	$17,319,119	$11,195,951

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable - trade	$90,124	$154,214
Accrued compensation	179,170	156,377
Accrued common stock costs	964,676	-
Accrued consulting expense	692,512	-
Other accrued expenses	61,500	6,240
Accrued interest	65,055	43,670
March 2005 convertible debt, net of debt discount of $884,848 in 2005	221,401	-
November 2005 convertible debt, net of debt discount of $134,008 in 2005	334,828	-
Gryffindor convertible debt, net of debt discount of $95,157 in 2004	-	1,090,802

Total Current Liabilities	2,609,266	1,451,303

Loan From Stockholder	-	149,000

Cornell convertible debt, net of debt discount of $316,053 in 2004	-	433,947

March 2005 convertible debt, net of debt discount of $46,039 in 2005	322,712	-

Stockholders’ Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 27,822,977 and 16,133,876 shares issued and outstanding, respectively	27,823	16,134
Paid-in capital	40,689,144	23,711,540
Deficit accumulated during the development stage	(26,329,826)	(14,565,973)

Total Stockholders’ Equity	14,387,141	9,161,701

	$17,319,119	$11,195,951

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2005

Revenues
OTC Product Revenue	$5,552	$18,728	$24,280
Medical Device Revenue	984	13,125	14,109
Total revenues	6,536	31,853	38,389

Cost of Sales	3,560	10,781	14,341

Gross Profit	2,976	21,072	24,048

Operating Expenses
Research and development	$2,044,391	$1,291,817	$4,111,846
General and administrative	2,999,334	1,690,841	13,195,371
Amortization	671,120	671,120	2,091,657

Total operating loss	(5,711,869)	(3,632,706)	(19,374,826)

Gain on sale of fixed assets	-	-	55,000

Loss on extinguishment of debt	(724,455)	(101,412)	(825,867)

Net interest expense	(5,327,529)	(610,407)	(6,184,133)

Net Loss	$(11,763,853)	$(4,344,525)	$(26,329,826)
Basic and Diluted Loss Per Common Share	$(0.62)	$(0.31)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	18,825,670	14,122,559

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                                Common Stock
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance, at January 17, 2002	$-	$-	$-	$-	$-
Issuance to founding shareholders	6,000,000	6,000	(6,000)	-	-
Sale of stock	50,000	50	24,950	-	25,000
Issuance of stock to employees	510,000	510	931,490	-	932,000
Issuance of stock for services	120,000	120	359,880	-	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	-	-	-	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	$6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	-	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	-	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	-	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	-	12,226,320
Exercise of warrants	452,919	453	-	-	453
Warrants issued in connection with convertible debt	-	-	126,587	-	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	-	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	-	-	-	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	$9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	-	239,800
Issuance of warrants for services	-	-	145,479	-	145,479
Stock to be issued for services	-	-	281,500	-	281,500
Employee compensation from stock options	-	-	34,659	-	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	-	380,347
Beneficial conversion related to convertible debt	-	-	601,000	-	601,000
Net loss for the year ended December 31, 2003	-	-	-	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	$10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	-	449,923
Issuance of warrants for services	-	-	495,480	-	495,480
Exercise of warrants	132,608	133	4,867	-	5,000
Employee compensation from stock options	-	-	15,612	-	15,612
Issuance of stock pursuant to Regulation	2,469,723	2,469	790,668	-	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	-	1,288,861
Beneficial conversion related to convertible debt	-	-	360,256	-	360,256
Issuance of convertible debt with warrants	-	-	105,250	-	105,250
Repurchase of beneficial conversion feature	-	-	(258,345)	-	(258,345)
Net loss for the year ended December 31, 2004	-	-	-	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	$16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	-	152,285
Issuance of stock for interest payable	263,721	264	195,767	-	196,031
Issuance of warrants for services	-	-	1,534,405	-	1,534,405
Issuance of warrants for contractual obligations	-	-	985,010	-	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	-	1,439,795
Employee compensation from stock options	-	-	15,752	-	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	-	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	-	3,049,362
Issuance of warrants with convertible debt	-	-	1,574,900	-	1,574,900
Beneficial conversion related to convertible debt	-	-	1,633,176	-	1,633,176
Beneficial conversion related to interest expense	-	-	39,529	-	39,529
Repurchase of beneficial conversion feature	-	-	(144,128)	-	(144,128)
Net loss for the year ended 2005	-	-	-	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2005
Cash Flows From Operating Activities
Net loss	$(11,763,853)	$(4,344,525)	$(26,329,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,708	121,811	391,280
Amortization of patents	671,120	671,120	2,091,657
Amortization of original issue discount	2,293,251	360,663	2,780,826
Amortization of commitment fee	272,540	38,326	310,866
Amortization of prepaid consultant expense	274,337	606,888	1,127,187
Amortization of deferred loan costs	1,411,970	120,953	1,552,492
Loss on extinguishment of debt	724,455	101,412	825,867
Loss on exercise of warrants	236,146	-	236,146
Beneficial conversion of convertible interest	39,529	-	39,529
Convertible interest	266,504	-	266,504
Compensation through issuance of stock options	15,752	15,612	66,023
Compensation through issuance of stock	-	-	932,000
Issuance of stock for services	388,373	76,558	5,968,931
Issuance of warrants for services	318,704	22,481	341,185
Issuance of warrants for contractual obligations	985,010	-	985,010
Gain on sale of equipment	-	-	(55,000)
(Increase) decrease in assets
Prepaid expenses and other current assets	46,762	(15,919)	(67,962)
Increase (decrease) in liabilities
Accounts payable	(64,090)	53,574	86,479
Accrued expenses	98,196	(143,783)	464,483

Net cash used in operating activities	(3,783,586)	(2,314,829)	(7,986,323)

Cash Flows From Investing Activities
Proceeds from sale of fixed asset	-	-	180,000
Capital expenditures	(13,995)	(396)	(17,692)

Net cash (used in) provided by investing activities	(13,995)	(396)	162,308

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	25,000	-	174,000
Proceeds from convertible debt	4,430,836	750,000	6,706,795
Net proceeds from sale of common stock	7,477,853	2,169,873	9,965,198
Proceeds from exercise of warrants and stock options	1,203,649	5,000	1,209,102
Cash paid to retire convertible debt	(1,885,959)	(500,000)	(2,385,959)
Cash paid for deferred loan costs	(515,582)	(162,500)	(747,612)
Premium paid on extinguishments of debt	(70,000)	(100,519)	(170,519)
Purchase and retirement of common stock	-	-	(48,000)

Net cash provided by financing activities	10,665,797	2,161,854	14,703,005

	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2005

Net Change in Cash and cash equivalents	$6,868,216	$(153,371)	$6,878,990

Cash and cash equivalents, at beginning of period	$10,774	$164,145	$-

Cash and cash equivalents, at end of period	$6,878,990	$10,774	$6,878,990

Supplemental Disclosure of Cash Flow Information
December 31, 2005
Interest paid of $127,444

Supplemental Disclosure of Noncash Investing and Financing Activities

 Year ended December 31, 2005

1. Issuance of warrants in exchange for prepaid services of $68,910
2. Shareholder debt of $174,000 and accrued interest of $24,528 converted to common stock of $198,528
3. Debt converted to common stock of $2,537,000
4. Payment of accrued interest through the issuance of stock of $196,031 and stock committed to be issued of $61,408
5. Beneficial conversion on convertible debt of $1,633,176
6. Discount on convertible debt with warrants of $1,574,900
7. Warrants issued for deferred loan costs of $1,215,700
8. Accrual of $964,676 for stock committed to be issued for stock issuance costs
9. Stock committed to be issued for deferred loan costs of $345,645
10. Stock committed to be issued for consulting expense of $304,998

Year ended December 31, 2004
1. Issuance of stock in exchange for prepaid services of $62,499
2. Issuance of warrants in exchange for prepaid services of $329,000
3. Issuance of stock in exchange for standby equity commitment of $310,866
4. Discount on convertible debt with warrants of $105,250
5. Deferred loan costs through the issuance of warrants of $144,000
6. Beneficial conversion on convertible debt of $360,256
7. Conversion of accrued interest of $160,000 to convertible debt

See accompanying notes to financial statement.

Provectus Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    Organization and Significant Accounting Policies

    Nature of Operations

Provectus Pharmaceuticals, Inc. (together with its subsidiaries, the "Company") is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including recurrent breast carcinoma, metastatic melanoma, and liver cancer. The Company intends to license its laser device and biotech technology. Through a previous acquisition, the Company also intends to further develop, if necessary, and license or sell the underlying assets of its over-the-counter pharmaceuticals. To date the Company has no material revenues.

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

     Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Patents at December 31, 2005 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry over basis. The patents are being amortized over the remaining lives of the patents, which range from 12-16 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

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

    Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

    Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share and diluted loss per common share is computed based on the weighted Per Common Share average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2005 are 4,973,484 options 26,811,958 warrants and 2,609,438 shares issuable upon the conversion of convertible debt and accrued interest. Included in the weighted average number of shares outstanding are 7,284,506 common shares committed to be issued but not outstanding at December 31, 2005.

    Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company believes the fair value of its fixed-rate borrowings approximates the market value.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), an amendment of FASB Statement No. 123, but applies the intrinsic value method where compensation expense, if any, is recorded as the difference between the exercise price and the market price, as set forth in Accounting Principles Board Opinion No. 25 for stock options granted to employees and directors. Options granted to non-employees are accounted for under SAS 123. SAS 123 requires options to be accounted for based on their fair value.

In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $15,752 and $15,612 of expense was recorded for the year ended December 31, 2005 and 2004, respectively.

For stock options granted to employees during 2005 and 2004, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Weighted average fair value per options granted	$ 0.66	$1.10
Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.0%	2.0%
Expected stock price volatility	130%	150%
Expected option life (years)	10	10

If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(11,763,853)	$(4,344,525)
Add stock-based employee compensation expense included in reported net loss	15,752	15,612
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(791,111)	(698,125)
Pro forma net loss	$(12,539,212)	$(5,027,038)
Basic and diluted loss per common share, as reported	$(0.62)	$(0.31)
Basic and diluted loss per common share, pro forma	$(0.67)	$(0.36)

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated, as current period costs regardless if they meet the criteria of “so abnormal.” In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123(R) in Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123(R) will be effective for the Company’s fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47).   FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." When a company issues convertible debt with a beneficial conversion feature, the debt is bifurcated into a liability component and an equity component in accordance with EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The equity component is measured at the intrinsic value of the beneficial conversion feature on the commitment date. For income tax purposes, all of the proceeds are recorded as a liability and nothing is recorded in shareholders' equity. The issues are whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The adoption of EITF 05-8 is not expected to have a material impact on the Company’s results of operations or financial position. However, we do expect the adoption of EITF 05-8 to result in a material change to our income tax disclosures.

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

On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc, ("Valley") a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. Valley had no significant operations and had not generated any revenues. Valley was formed to hold certain intangible assets which were transferred from an entity which was majority owned by the shareholders of Valley. Those shareholders gave up their shares of the other company in exchange for the intangible assets in a non-pro rata split off. The intangible assets were valued based on the market price of the stock given up in the split-off. The shareholders of Valley also owned the majority of the shares of the Company at the time of the transaction. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $12,226,320 and included patents of $11,715,445 and equipment and furnishings of $510,875.

3. Commitments

The Company leases office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at the option of the Company. The Company is committed to pay a total of $12,000 in lease payments over three months, which is the remainder of its current lease term at December 31, 2005. The Company plans to renew the lease at the end of the current lease term. Rent expense was approximately $45,000 and $31,000 in 2005 and 2004, respectively.

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

(f)  On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2005 and 2004, none of these targets have been met and accordingly, no costs have been recorded.

(g)  In 2003, the Company issued 764,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January valued at 11,600, 35,000 shares issued in March valued at $11,200, and 700,000 shares issued in October valued at $217,000. The value for these shares was based on the market value of the shares issued. As all of these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004. Consulting costs charged to operations in 2004 were $144,667.

(h)  In November and December 2003, the Company committed to issue 341,606 shares to consultants in exchange for services rendered. The total value for these shares was $281,500 which was based on the market value of the shares issued. The shares were issued in January 2004. As these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004. Consulting costs charged to operations in 2004 were $231,983.

(i)  The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered.  In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants issued in 2003 ranged from $0.20 to $0.24 and totaled $145,479. As these amounts represented payments for services to be provided in the future and the warrants were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004. Consulting costs charged to operations in 2004 were $44,167.

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

In January 2005, the Company issued 16,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $6,944. In February 2005, the Company issued 13,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $13,130. In March 2005, the Company issued 100,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $68,910. In April 2005, the Company issued 410,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $195,900. In May 2005, the Company issued 25,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $9,250. In December 2005, the Company issued 33,583 warrants to consultants in exchange for services. Consulting costs charged to operations were $24,571. The fair market value for the warrants issued in 2005 ranged from $0.37 to $1.01.

(j)   In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company engaged a placement agent to assist the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

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

(k)  In January 2004, the Company issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. These shares were recorded as a prepaid consulting expense and were fully amortized at December 31, 2004. Consulting costs charged to operations were $62,500. These 36,764 shares, along with 75,000 shares committed in 2003 were issued in August 2004. The 75,000 shares committed to be issued in 2003 were the result of a cashless exercise of 200,000 warrants in 2003, which were not issued as of December 31, 2003. In August 2004, the Company also issued 15,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $25,200. In September 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,666. In October 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $13,666. In November 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,000. In December 2004, the Company issued 7,500 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $3,525.

In January 2005, the Company issued 7,500 shares to consultants in exchange for services rendered. Consulting costs charged to operations were $4,950. In February 2005, the Company issued 7,500 shares to consultants in exchange for services. Consulting costs charged to operations were $7,574. In April 2005, the Company issued 190,733 shares to consultants in exchange for services. Consulting costs charged to operations were $127,791. In May 2005, the Company issued 21,000 shares to consultants in exchange for services. Consulting costs charged to operations were $11,970. At December 31, 2005 the Company committed to issue 332,911 shares to consultants in exchange for services rendered in December, 2005. Consulting costs charged to operations were $305,606.

(l)  On June 25, 2004, the Company entered into an agreement to sell 1,333,333 shares of common stock at a purchase price of $.75 per share for an aggregate purchase price of $1,000,000. Payments were received in four installments, the last of which was on August 9, 2004. Stock issuance costs included 66,665 shares of stock valued at $86,666 and cash costs of $69,000. The cash costs have been off-set against the proceeds received. In conjunction with the sale of the common stock, the Company issued 1,333,333 warrants with an exercise price of $1.00 and a termination date of three years from the installment payment dates. In addition, the Company has given the investors an option to purchase 1,333,333 shares of additional stock including the attachment of warrants under the same terms as the original agreement. This option expired February 8, 2005.

(m)  Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of  December 31, 2005 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and the Company may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration. The full amount was amortized as of December 31, 2005 with $310,866 and $38,326 amortized in 2005 and 2004, respectively.

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

During the three months ended June 30, 2005, the Company completed a private placement transaction with 4 accredited investors, which were registered effective June 20, 2005, pursuant to which the Company sold 230,333 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $172,750. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 325,500 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,275 and issued 81,375 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

During the three months ended September 30, 2005, the Company completed a private placement transaction with 12 accredited investors pursuant to which the Company sold 899,338 shares of common stock at a purchase price of $0.75 per share of which 109,333 are committed to be issued at December 31, 2005, for an aggregate purchase price of $674,500. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,124,167 shares of common stock at an exercise price of $0.935 per share. The Company paid $87,685 and committed to issue 79,000 shares of common stock at a fair market value of $70,083 to Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at December 31, 2005. The cash and common stock costs have been off-set against the proceeds received.

During the three months ended December 31, 2005, the Company completed a private placement transaction with 62 accredited investors pursuant to which the Company sold 10,065,605 shares of common stock at a purchase price of $0.75 per share of which 5,126,019 are committed to be issued at December 31, 2005, for an aggregate purchase price of $7,549,202. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 12,582,009 shares of common stock at an exercise price of $0.935 per share. The Company paid $959,540, issued 46,667 shares of common stock at a fair market value of $46,467, issued 30,550 warrants, and committed to issue 950,461 shares of common stock at a fair market value of $894,593 to a syndicate led by Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at December 31, 2005. The cash and common stock costs have been off-set against the proceeds received.

(o)  The Company issued 175,000 warrants each month from March 2005 to November 2005 resulting in total warrants of 1,575,000 to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $985,010.

5. Stock Incentive Plan and Warrants

The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 5,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over three years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and 1,173,484 options were outstanding at December 31, 2004. On May 27, 2004, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2005. On June 28, 2004, the Company issued 100,000 stock options to an employee. The options vest over four years with 25,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2005.

On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2005. On May 19, 2005, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December 31, 2005. On May 25, 2005, the Company issued 1,200,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is $0.75 which is greater than the fair market price on the date of issuance, and all options were outstanding at December 31, 2005. On December 9, 2005, the Company issued 775,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at December, 31, 2005. During 2005 an employee of the Company exercised 26,516 options at an exercise price of $1.10 per share of common stock for $29,167.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2004 and 2005, respectively. There were no options issued in 2002.

	Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at January 1, 2004	356,250		$0.26 - 0.60	$0.40
Granted	1,400,000		$0.95 - 1.25	$1.10
Exercised	-		-	-
Forfeited	(31,250)		$0.26 - 0.32	$0.30
Outstanding at December 31, 2004	1,725,000		$0.32 - 1.25	$0.97
Options exercisable at December 31, 2004	562,500	$$	0.32 - 1.25	$0.84
Outstanding at January 1, 2005	1,725,000		$0.32 - $1.25	$0.97
Granted	3,275,000		$0.64 - $0.94	$0.75
Exercised	(26,516)		$1.10	$$1.10
Forfeited	-		-	-
Outstanding at December 31, 2005	4,973,484		$0.32 - $1.25	$0.83
Options exercisable at December 31, 2005	1,017,234		$0.32 - $1.25	$0.88

The following table summarizes information about stock options outstanding at December 31, 2005.

Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.32	225,000	7.58 years	$0.32	168,750	$0.32
$0.60	100,000	7.58 years	$0.60	100,000	$0.60
$1.10	1,173,484	8.17 years	$1.10	498,484	$1.10
$0.95	100,000	8.42 years	$0.95	100,000	$0.95
$1.25	100,000	8.50 years	$1.25	50,000	$1.25
$0.64	1,200,000	9.00 years	$0.64	-	$0.64
$0.75	1,300,000	9.42 years	$0.75	100,000	$0.75
$0.94	775,000	9.92 years	$0.94	-	$0.94
	4,973,484	8.94 years	$0.83	1,017,234	$0.88

The following table summarizes the warrants granted, exercised and outstanding as of December 31, 2004 and 2005, respectively.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2004	1,005,000	$0.25 - $2.29	$1.01
Granted	3,402,393	$0.50 - $1.00	$0.99
Exercised	(190,000))	$0.25 - $0.50	$0.37
Forfeited	(125,000))	$0.75 - $2.29	$1.98
Outstanding at December 31, 2004	4,092,393	$0.50 - $1.25	$0.99
Warrants exercisable at December 31, 2004	4,092,393	$0.50 - $1.25	$0.99
Outstanding at January 1, 2005	4,092,393	$0.50 - $1.25	$0.99
Granted	26,179,565	$0.50 - $1.25	$0.95
Exercised	(1,545,333))	$0.75 - $1.00	$0.76
Forfeited	(1,894,667))	$0.90 - $1.00	$0.92
Outstanding at December 31, 2005	26,831,958	$0.50 - $1.25	$0.96
Warrants exercisable at December 31, 2005	26,831,958	$0.50 - $1.25	$0.96

Warrants exercised include a cashless exercise of 180,000 warrants in exchange for 122,608 shares in 2004.

The following table summarizes information about warrants outstanding at December 31, 2005.

                                Warrants Outstanding and Exercisable

Exercise Price	Number Outstanding and Exercisable at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50	20,000	1.42	$0.50
$0.75	414,275	2.70	$0.75
$0.935	18,270,640	4.77	$0.935
$0.94	20,000	1.25	$0.94
$0.98	500,000	4.23	$0.98
$1.00	6,382,000	3.34	$1.00
$1.23	450,000	4.25	$1.23
$1.25	775,000	4.11	$1.25
	26,831,958	4.35	$0.96

6. Convertible Debt.

(a) Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Purchase Agreement") between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor"), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the "Note"). The Note bears interest at 8% per annum, payable quarterly in arrears, and was due and payable in full on November 26, 2004. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company's obligations under the Note are secured by a first priority security interest in all of the Company's assets, including the capital stock of the Company's wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation ("Xantech"). In addition, the Company's obligations to Gryffindor are guaranteed by Xantech, and Xantech's guarantee is secured by a first priority security interest in all of Xantech's assets.

Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to another individual Common Stock Purchase Warrants dated November 26, 2002 (the "Warrants"), entitling these parties to purchase, in the aggregate, up to 452,919 shares of common stock at a price of $0.001 per share. Simultaneously with the completion of the transactions described in the Purchase Agreement, the Warrants were exercised in their entirety. The $1,000,000 in proceeds received in 2002 was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option pricing model. The allocated fair value of these warrants was $126,587 and was recorded as a discount on the related debt and was being amortized over the life of the debt using the effective interest method. Amortization of $57,052 has been recorded as additional interest expense in 2004.

In 2003, an additional $25,959 of principal was added to the 2002 convertible debt outstanding.

Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bears interest at 8% per annum, payable quarterly in arrears, was due and payable in full on November 26, 2005, and amends and restates the amended note in its entirety. Subject to certain exceptions, the Note is convertible into shares of the Company's common stock on or after November 26, 2004, at which time the principal amount of the Note is convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note is convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and is being amortized over the life of the debt using the effective interest method. Amortization of $95,157 and $10,093 has been recorded as additional interest expense as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company recorded additional interest expense of $36,945 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt.

On November 26, 2005 the Company entered into a redemption agreement with Gryffindor to pay $1,185,959 of the Gryffindor convertible debt and accrued interest of $94,877. Also on November 26, 2005 the Company issued a legal assignment attached to and made a part of that certain Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the original principal amount of $1,185,959 together with interest of $94,877 paid to the order of 8 investors dated November 26, 2005 for a total of $1,280,836. The Company subsequently entered into debt conversion agreements with 7 of the investors for an aggregate of $812,000 of convertible debt which was converted into 1,101,764 shares of common stock at $0.737 per share. As of December 31, 2005, the Company had $468,836 in principal and $3,647 in accrued interest owed to holders of our convertible debentures due on November 26, 2006. At December 31, 2005, the Company recorded additional interest expense of $2,584 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. The $1,280,836 in principal was issued when the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, a discount of $404,932 was recorded for this beneficial conversion feature. The debt discount of $404,932 is being amortized over the life of the debt using the effective interest method. At December 31, 2005, $270,924 of the debt discount has been amortized which includes $256,711 of the unamortized portion of the debt discount related to the debt which was converted.

At December 31, 2005, the November 2005 convertible debentures totaled $334,828, net of debt discount of $134,008. The entire principal, net of debt discount, was recorded as a current liability.

In conjunction with the November 26, 2005 financing, the Company incurred debt issuance costs consisting of cash of $128,082, 356,335 shares of common stock valued at $345,645 and 1,000,000 warrants valued at $789,000. The warrants are exercisable over 5 years, have an exercise price of $1.00, a fair market value of $0.79 and were valued using the Black-Scholes option-pricing model. The total debt issuance costs of $1,262,727 were recorded as an asset and amortized over the term of the debt. At December 31, 2005, $835,294 of the debt issuance costs have been amortized which includes $800,520 related to the debt that was converted as of December 31, 2005. The 356,335 shares of common stock were not issued as of December 31, 2005 and therefore have been recorded as an accrued liability at December 31, 2005.

(b) On November 19, 2003, the Company completed a short-term unsecured debt financing in the aggregate amount of $500,000. The notes bear interest of 8% and were due in full on November 19, 2004. The notes were convertible into common shares at a conversion rate equal to the lower of (i) 75% of the average market price for the 20 trading days ending on the 20th trading day subsequent to the effective date or (ii) $0.75 per share. Pursuant to the note agreements, the Company also issued warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. During 2005, 52,000 of the warrants were exercised and the remaining warrants expired on November 19, 2005.

The $500,000 proceeds received was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $241,655 and was recorded as a discount to the related debt. In addition, the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $258,345 was recorded for this beneficial conversion feature. The combined debt discount of $500,000 was being amortized over the term of the debt using the effective interest method.

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

In 2004, in conjunction with the June 25, 2004 transaction (Note 4(1)), the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments  received from the sale of common stock. As a result, the unamortized portion of the debt discount at the date of extinguishment of $193,308 and the unamortized portion of the deferred loan costs of $65,930 were recorded as a loss on extinguishment of debt. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as a loss on extinguishement. As part of this redemption, the Company has repurchased the beneficial conversion feature amount of $258,345 in 2004. Amortization of the debt discount up to the date of redemption was $249,316 for the year ended December 31, 2004 and amortization of deferred loans costs up to the date of redemption was $85,031 for the year ended December 31, 2004. These amounts were recorded as additional interest expense.

(c) On July 28, 2004, the Company entered into an agreement to issue 8% convertible debentures to Cornell in the amount of $375,000 which was due together with interest on July 28, 2007. This debt had a subordinated security interest in the assets of the Company. The Company issued a second secured convertible debenture on October 7, 2004 which had the same conversion terms as the prior debenture and was issued on the date the Company filed a registration statement for the shares underlying both debentures. This was due together with interest on October 7, 2007 and had a subordinated security interest in the assets of the Company. The debentures  were convertible into common stock at a price per share equal to the lesser of (a) an amount equal to 120% of the closing Volume Weighed Average Price (VWAP) of the common stock as of the Closing Date ($1.88 on Closing Date) or (b) an amount equal to 80% of the lowest daily VWAP of the Company's common stock during the 5 trading days immediately preceding the conversion date. There was a floor conversion price of $.75 until December 1, 2004.

Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount is being amortized over the term of the debt which is three years.  At December 31, 2004, $44,203 had been amortized.

In conjunction with the debt financing, the Company issued warrants to purchase up to 150,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $144,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $162,500 which were payable in cash. Total debt issuance costs of $306,500 were recorded as an asset and are being amortized over the term of the debt. Amortization of debt issuance costs of $35,922 had been recognized as of December 31, 2004.

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

 At December 31, 2005, there was no amount outstanding related to the Cornell debt.

(d) In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to 2 accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In April 2005, the Company entered into agreements to issue Senior Convertible Debentures to 5 accredited investors in the aggregate amount of $2,700,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75.

The Company shall be obligated to pay the principal of the Senior Convertible Debentures in installments as follows: Twelve (12) equal monthly payments of principal (the “Monthly Amount”) plus, to the extent not otherwise paid, accrued but unpaid interest plus any other obligations of the Company to the Investor under this Debenture, the Purchase Agreement, or the Registration Rights Agreement, or otherwise. The first such installment payment shall be due and payable on March 30, 2006, and subsequent installments shall be due and payable on the thirtieth (30th) day of each succeeding month thereafter (each a “Payment Date”) until the Company’s obligations under this Debenture is satisfied in full. The Company shall have the option to pay all or any portion of any Monthly Amount in newly issued, fully paid and nonassessable shares of Common Stock, with each share of Common Stock having a value equal to (i) eighty-five percent (85%) multiplied by (ii) the Market Price as of the third (3rd) Trading Day immediately preceding the Payment Date (the “Payment Calculation Date”).

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

The Purchasers of the $3,150,000 in Senior Convertible Debentures also purchased Class A Warrants and Class B Warrants under the Securities Purchase Agreement. Class A Warrants are exercisable at any time between March 10, 2005 through and including March 30, 2010 depending on the particular Purchaser. Class B Warrants were exercisable for a period through and including 175 days after an effective registration of the common stock underlying the warrants, which began June 20, 2005 and ended December 12, 2005. The range of the per share exercise price of a Class A Warrant is $0.93 to $0.99 and the range of the per share exercise price of the Class B Warrant was $0.8925 to $0.945.

The Purchasers of the Senior Convertible Debentures received a total of 4,200,000 Class A Warrants and a total of 2,940,000 Class B Warrants. 1,493,333 of the Class B Warrants were exercised in December, 2005 for proceeds of $1,122,481. The warrant holders were given an incentive to exercise their warrants due to the lowering of the exercise price to $0.75. Interest expense of $236,147 was recorded to recognize expense related to this conversion incentive. The remaining Class B Warrants were forfeited in December, 2005 at the expiration of their exercise period.

The $3,150,000 proceeds received in March and April 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $1,574,900 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $1,228,244 was recorded for this beneficial conversion feature. The combined debt discount of $2,803,144 is being amortized over the life of the debt using the effective interest method.

In June 2005, the Company entered into a debt conversion agreement with one of the April accredited investors for $150,000 of its convertible debt which was converted into 200,000 shares of common stock at $0.75 per share, and $2,833 of accrued interest was converted into 3,777 shares of common stock at $0.75 per share. In July 2005, the Company entered into a debt conversion agreement with two of the April accredited investors for an aggregate of $350,000 of convertible debt which was converted into 466,666 shares of common stock at $0.75 per share. In September 2005, the Company entered into a debt conversion agreement with one of the March accredited investors for $400,000 of its convertible debt which was converted into 533,333 shares of common stock at $0.75 per share. In October 2005, the Company entered into a debt conversion agreement with two of the March accredited investors for an aggregate of $100,000 of convertible debt which was converted into 133,334 shares of common stock at $0.75 per share. In November 2005, the Company entered into a debt conversion agreement with three of the April accredited investors for an aggregate of $675,000 of convertible debt which was converted into 900,000 shares of common stock at $0.75 per share.

At December 31, 2005, $1,872,257 of the total debt discount has been amortized which includes $1,454,679 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions.

At December 31, 2005, the Senior Convertible Debentures totaled $544,113, net of debt discount of $930,887. Of this total, $221,401 was recorded as a current liability, net of debt discount of $884,848 and $322,712 was recorded as a long-term liability, net of debt discount of $46,039.

In conjunction with the financing, the Company incurred debt issuance costs consisting of $387,500 in cash and 980,000 of warrants valued at $426,700. The warrants are exercisable over 5 years, have exercise prices ranging from $0.98 - $1.23, fair market values ranging from $0.42 - $0.44 and were valued using the Black-Scholes option pricing model. The total debt issuance costs of $814,200 were recorded as an asset and amortized over the term of the debt. At December 31, 2005, $532,541 of the debt issuance costs have been amortized which includes $413,109 related to the debt that was converted as of December 31, 2005.

The Company chose to pay the quarterly interest due at June 30, 2005, September 30, 2005 and December 31, 2005 in common stock instead of cash. As a result, accrued interest at June 30, 2005 of $78,904 was paid in 165,766 shares of common stock resulting in additional interest expense of $28,843. 159,780 shares were issued July 11, 2005 and the remaining 5,986 shares were issued November 7, 2005. The accrued interest due September 30, 2005 of $72,985 was converted into 97,955 shares of common stock resulting in additional interest expense of $15,299. 66,667 of these shares were issued on September 30, 2005 and the remaining 31,288 shares were issued October 20, 2005. The interest due December 31, 2005 of $50,486 was converted into 65,742 shares of common stock resulting in additional interest expense of $10,922. The 65,742 shares were not issued as of December 31, 2005 and have been recorded in accrued liabilities at December 31, 2005.

7. Loan From Shareholder

During 2002, a shareholder who is also an employee and member of the Company's board of directors loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company an additional $25,000. Interest on the loan is 5%, compounded monthly. Principal is due on December 31, 2009 and interest is payable quarterly in arrears beginning on June 30, 2003. Accrued interest was $-0- and $15,434 at December 31, 2005 and 2004, respectively. Interest expense was $16,525 and $8,003 at December 31, 2005 and 2004, respectively.

In December 2005, the Company approved a request from the shareholder to exchange the total loan amount of $174,000 plus accrued interest of $24,529 for 264,705 shares of common stock at $0.75 per share which are committed to be issued at December 31, 2005. In connection with this transaction which was based on the same terms as the private placement conducted at the same time, the Company also issued warrants to the shareholder to purchase up to 330,881 shares of common stock at an exercise price of $0.935 per share.

The value of the stock and warrants received by the shareholder was $311,000 greater than the face value of the debt and accrued interest. The $311,000 is a loss on extinguishment of debt.

8. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective rate were as follow:

Years Ended December	2005		2004
	Amount%		Amount%
Federal statutory rate	$(3,894,000)	(34.0)%	$(1,477,000)	(34.0)%
Adjustment to valuation allowance	3,184,000	27.8%	1,217,000	28.0%
Non-deductible financing costs	475,000	4.1%	38,000	1.0%
Amortization of patents	228,000	2.0%	228,000	5.0%
Other	7,000	0.1%	(6,000)	0.0%

Actual tax benefit	$-	-%	$-	-%

The components of the Company’s deferred income tax assets, pursuant to SFAS No. 109, are summarized as follow:

December 31,	2005	2004

Deferred tax assets
Net operating loss carryforwards	$4,126,000	$2,104,000
Warrants for services	1,169,000	7,000
Deferred tax asset before valuation allowance	5,295,000	2,111,000

Valuation allowance	(5,295,000)	(2,111,000)

Net deferred tax assets	$-	$-

SFAS No. 109 required a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the development stage and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a valuation allowance for entire deferred tax asset.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $12.1 million, expiring in 2022 through 2025. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carryforwards. The amount of the limitation has not been quantified by the Company. In addition, the Company may have acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.

9. Subsequent Events

In January 2006, the Company entered into a debt conversion agreement with one of its April 2005 accredited investors for $250,000 of convertible debt which was converted into 333,333 shares of common stock at $0.75 per share.

In March 2006, the Company entered into debt conversion agreements with two of its April 2005 accredited investors for a total of $500,000 of convertible debt which was converted into 666,667 shares of common stock at $0.75 per share.

EXHIBIT INDEX

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

4.2.1 Convertible Secured Promissory Note and Warrant Purchase Agreement dated as of November 26, 2002 between the Company and Gryffindor Capital Partners I, L.L.C. ("Gryffindor"), incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 26, 2002, as filed with the SEC on December 10, 2002.

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

4.6 Stock Pledge Agreement dated as of November 26, 2002 between the Company and Gryffindor, incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 26, 002, as filed with the SEC on December 10, 2002.

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

10.11.1 Letter Agreement dated January 8, 2003 between the Company and Investor-Gate.com, incorporated herein by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, as filed with the SEC on May 9, 2003.

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

10.17 Securities Purchase Agreement dated June 25, 2004 by and among the Company and A.I. International Corporate Holdings, Ltd. and Castlerigg Master Investments, Ltd., incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004.

10.18 Standby Equity Distribution dated July 28, 2004 by and among the Company and Cornell Capital Partners, LP, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004.

10.19 Securities Purchase Agreement dated July 28, 2004 by and among the Company and Cornell Capital Partners, LP, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on October 7, 2004.

10.20 Second Amended and Restated Senior Secured Convertible Note by and between the Company and Gryffindor Capital Partners I, L.L.C. , incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.

10.21**+ Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D, dated January 4, 2005.

10.22**+  Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D, dated January 4, 2005

10.23**+  Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D, dated January 4, 2005

10.24**+  Executive Employment Agreement by and between the Company and Peter Culpepper dated January 4, 2005

10.25 Form of Secured Convertible Debenture related to the Securities Purchase Agreement, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.26 Form of Class A Warrant related to the Securities Purchase Agreement incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.27 Form of Class B Warrant related to the Securities Purchase Agreement incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.28 Registration Rights Agreement dated as of March 30, 2005 by and among the Company and the initial investors named therein related to the Securities Purchase Agreement, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.29  Common Stock Purchase Warrant dated November 26, 2004 issued to Gryffindor Capital Partners I, L.L.C., incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.30  Advisory Agreement with Duncan Capital Group, LLC dated March 1, 2005, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.31  Form of Warrant issued to Duncan Capital Group, LLC designees, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.32  Finders Fee Agreement with Centre Capital Advisors, LLC incorporated herein by reference to Exhibit 4.12 to the Company's 10-QSB for the quarter ended March 31, 2005, as filed with the SEC on May 16, 2005.

10.33  Form of Warrant issued to Centre Capital Advisors, LLC incorporated herein by reference by Exhibit 4.13 to the Company's 10-QSB for the quarter ended March 31, 2005, as filed with the SEC on May 16, 2005.

10.34  General Fee Agreement with Venture Catalyst, LLC dated May 3, 2004, incorporated herein by reference to the Company's Registration Statement on Form S-2/A, as filed with the SEC on June 14, 2005.

10.35  Consulting Agreement with Venture Catalyst, LLC dated December 8, 2004, incorporated herein by reference to the Company's Registration Statement on Form S-2/A, as filed with the SEC on June 14, 2005.

10.36  Consulting Agreement with Venture Catalyst, LLC dated April 1, 2005, incorporated herein by reference to the Company's Registration Statement on Form S-2/A, as filed with the SEC on June 14, 2005.

10.37  Form of Warrant issued to Kevin Richardson, incorporated herein by reference to the Company's Registration Statement on Form S-2/A, as filed with the SEC on June 14, 2005.

10.38 Securities Purchase Agreement dated as of March 30, 2005 by and among the Company and the buyers named therein ("Securities Purchase Agreement"), incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.39 Amendment No. 1 to Transaction Documents with Gryffindor Capital Partners I, L.L.C. dated November 26, 2004, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.40 Advisory Agreement with Hunter Wise Securities, LLC dated January 19, 2005, incorporated herein by reference to Exhibit 4.14 of the Company's 10-QSB for the quarter ended March 31, 2005, as filed with the SEC on May 16, 2005.

10.41 Form of Warrant issued to Hunter Wise Securities, LLC and Daniel J. McCory, incorporated herein by reference to Exhibit 4.15 of the Company's 10-QSB for the quarter ended March 31, 2005, as filed with the SEC on May 16, 2005.

10.42   Financial Advisory and Investment Banking Agreement with Network 1 Financial Securities dated August 15, 2004, incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

10.43   Form of Warrant issued to Damon D. Testaverde and Network 1 Financial Securities, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-2, as filed with the SEC on May 16, 2005.

21.1 +   List of Subsidiaries

23.1 +  Consent of Independent Registered Public Accounting Firm

31.1 +  Certification of CEO pursuant to Rules 13a - 14(a) of the Securities  Exchange Act of 1934.

31.2+ Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1+ Certification Pursuant to 18 U.S.C. ss. 1350.

+ Filed herewith.