Form 10QSB
period 2006-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2006-05-12
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐   TRANSACTION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission file number: 0-9410

Provectus Pharmaceuticals, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	90-0031917
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

7327 Oak Ridge Highway Suite A, Knoxville, TN 37931
(Address of Principal Executive Offices)

865/769-4011
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes ☐ No ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 24, 2006 was 36,772,838

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)

Assets

Current Assets
Cash and cash equivalents	$ 3,736,091	$ 6,878,990
United States Treasury Notes, total face value $2,500,000	2,491,250	--
Prepaid expenses and other current assets	132,523	67,962
Total Current Assets	6,359,864	6,946,952

Equipment and Furnishings, less accumulated depreciation of $369,143 and $368,279	20,023	12,287
Patents, net of amortization of $2,259,437 and $2,091,657	9,456,008	9,623,788
Deferred loan costs, net of amortization of $343,365 and $247,802	409,585	709,092
Other assets	27,000	27,000

	$ 16,272,480	$ 17,319,119
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable - trade	$ 17,275	$ 90,124
Accrued compensation	34,615	179,170
Accrued common stock issuance costs	--	964,676
Accrued consulting expense	82,725	692,512
Other accrued expenses	78,576	61,500
Accrued interest	13,023	65,055
March 2005 convertible debt, net of debt discount of $310,447 and $884,848	414,553	221,401
November 2005 convertible debt, net of debt discount of $96,648 and $134,008	372,188	334,828
Total Current Liabilities	1,012,955	2,609,266

March 2005 convertible debt, net of debt discount of $46,039 in 2005	--	322,712

Stockholders' Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 36,772,838 and 27,822,977 shares issued and outstanding, respectively	36,773	27,823
Paid in capital	43,852,821	40,689,144
Deficit accumulated during the development stage	(28,630,069)	(26,329,826)
Total Stockholders' Equity	15,259,525	14,387,141
	$ 16,272,480	$ 17,319,119

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2006

Revenues
OTC product revenue	$ 86	$ 2,394	$ 24,966
Medical device revenue	--	984	14,109

Total revenues	686	3,378	39,075

Cost of Sales	439	1,540	14,780

Gross profit	247	1,838	24,295

Operating expenses
Research and development	$ 450,510	$ 293,027	$ 4,562,356
General and administrative	702,519	582,751	13,897,890
Amortization	167,780	167,780	2,259,437

Total operating loss	(1,320,562)	(1,041,720)	(20,695,388)

Gain on sale of fixed assets	--	--	55,000

Loss on extinguishment of debt	--	(36,968)	(825,867)

Investment income	22,498		22,498

Interest expense	(1,002,179)	(292,895)	(7,186,312)

Net loss	$ (2,300,243)	$ (1,371,583)	$ (28,630,069)

Basic and diluted loss per common share	$ (0.07)	$ (0.08)

Weighted average number of common shares outstanding - basic and diluted	34,571,508	16,277,074

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance, at January 17, 2002	--	$ --	$ --	$ --	$ --
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$ 6,680	$ 1,310,320	$ (1,316,198)	$ 802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$ 9,424	$ 18,780,291	$ (7,066,135)	$ 11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$ 10,868	$ 20,461,632	$ (10,221,448)	$ 10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$ 16,134	$ 23,711,540	$ 14,565,973)	$ 9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,34,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$ 27,823	$ 40,689,144	$ (26,329,826)	$ 14,387,141
Issuance of stock for services	685,663	686	645,832	--	646,518
Issuance of stock for interest payable	101,681	102	99,555	--	99,657
Exercise of warrants and stock options	119,484	119	126,358	--	126,477
Employee compensation from stock options	--	--	261,833	--	261,833
Issuance of stock pursuant to Regulation D	6,778,328	6,778	1,273,010	--	1,279,788
Debt conversion to common stock	1,264,705	1,265	748,735	--	750,000
Beneficial conversion related to interest expense	--	--	8,354	--	8,354
Net loss for the three months ended March 31, 2006	--	--	--	(2,300,243)	(2,300,243)
Balance, at March 31, 2006	36,772,838	$ 36,773	$ 43,852,821	$ (28,630,069)	$ 15,259,525
See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative Amounts from January 17, 2001 (Inception) through March 31, 2006
Cash Flows From Operating Activities
Net loss	$ (2,300,243)	$ (1,371,583)	$ (28,630,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	865	--	392,145
Amortization of patents	167,780	167,780	2,259,437
Amortization of original issue discount	657,800	90,277	3,438,626
Amortization of commitment fee	--	76,652	310,866
Amortization of prepaid consultant expense	--	93,735	1,127,187
Amortization of deferred loan costs	299,507	45,430	1,851,999
Amortization of United States Treasury Bills	(22,498)	--	(22,498)
Loss on extinguishment of debt	--	36,968	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	8,354	--	47,883
Convertible interest	38,249	--	304,753
Compensation through issuance of stock options	261,833	3,938	327,856
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	26,100	12,524	5,995,031
Issuance of warrants for services	--	20,074	341,185
Issuance of warrants for contractual obligations	--	117,568	985,010
Gain on sale of equipment	--	--	(55,000)
(Increase) decrease in assets
Prepaid expenses and other current assets	(64,561)	22,937	(132,523)
Increase (decrease) in liabilities
Accounts payable	(72,849)	(3,143)	13,630
Accrued expenses	(107,472)	190,621	357,011

Net cash used in operating activities	$ (1,107,135)	$ (496,222)	$ (9,093,458)

Cash Flows from investing activities
Proceeds from sale of fixed asset	--	--	180,000
Capital expenditures	(8,601)	(10,472)	(26,293)
Purchase of investments	(2,468,752)	--	(2,468,752)

Net cash used in investing activities	$ (2,477,353)	$ (10,472)	$ (2,315,045)

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	50,000	174,000
Proceeds from convertible debt	--	450,000	6,706,795
Net proceeds from sale of common stock	315,112	144,900	10,280,310
Proceeds from exercise of warrants and stock options	126,477	10,000	1,335,579
Cash paid to retire convertible debt	--	(50,000)	(2,385,959)
Cash paid for deferred loan costs	--	(45,000)	(747,612)
Premium paid on extinguishments of debt	--	(5,000)	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	$ 441,589	$ 554,900	$ 15,144,594

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative Amounts from January 17, 2001 (Inception) through March 31, 2006
Net change in Cash and cash equivalents	$ (3,142,899)	$ 48,206	$ 3,736,091

Cash and cash equivalents, at beginning of period	$ 6,878,990	$ 10,774	$ --
Cash and cash equivalents, at end of period	$ 3,736,091	$ 58,980	$ 3,736,091

Supplemental Disclosure of Noncash Investing and Financing activities:

March 31, 2006

1. Debt converted to common stock of $750,000
2. Payment of accrued interest through the issuance of stock of $99,657
3. Issuance of stock for stock issuance costs of $964,676 incurred in 2005
4. Stock committed to be issued for services of $620,418 accrued at December 31, 2005 and issued in 2006

March 31, 2005

1. Issuance of warrants in exchange for prepaid services of $68,910
2. Debt converted to common stock of $50,000
3. Beneficial conversion on convertible debt of $195,672
4. Discount on convertible debt with warrants of $254,328

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

3.  New Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”)”. These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. The Company has estimated that an additional $1,980,000 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006. The Company anticipates that more compensation costs will be recorded in the future if the use of options for employees and director compensation continues as in the past.

4.  Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2006 are 27,288,791 warrants, 4,858,505 options and 1,626,486 shares issuable upon conversion of convertible debt and interest. Included in the weighted average number of shares outstanding are 33,583 common shares committed to be issued but not outstanding at March 31, 2006.

5.   Equity and Debt Transactions

    (a) In January 2006, the Company issued 5,235,352 shares committed to be issued at December 31, 2005 for shares sold in 2005. In February 2006, the Company issued 1,029,460 shares committed to be issued at December 31, 2005 for stock issuance costs related to shares sold in 2005. The total value for these shares was $964,676 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2005. During the three months ended March 31, 2006, the Company completed a private placement transaction with 5 accredited investors pursuant to which the Company sold 466,833 shares of common stock at a purchase price of $0.75 per share for an aggregate purchase price of $350,125. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 466,833 shares of common stock at an exercise price of $0.935 per share. The Company paid $35,013 and issued 46,683 shares of common stock at a fair market value of $41,815 to Chicago Investment Group, L.L.C. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

    (b) In January 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $250,000 of its convertible debt which was converted into 333,333 shares of common stock at $0.75 per share. In 2006, the Company entered into a total of three debt conversion agreements with two of the March 2005 accredited investors for an aggregate of $500,000 of convertible debt which was converted into 666,667 shares of common stock at $0.75 per share.

    In 2006, $620,440 of the total debt discount has been amortized which includes $356,756 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions. In 2006, $183,955 of the deferred loan costs have been amortized which includes $103,792 of the unamortized portion of the deferred loan costs related to the converted debt at the time of the debt conversions.

    At March 31, 2006, the March 2005 convertible debentures totaled $414,553, net of debt discount of $310,447. The full amount is current at March 31, 2006. The Company chose to pay the quarterly interest due at December 31, 2005 and March 31, 2006 in common stock instead of cash. As a result, accrued interest at December 31, 2005 of $50,486 was paid in 65,742 shares of common stock resulting in additional interest expense of $10,922. The shares were issued January 9, 2006. The accrued interest due March 31, 2006 of $33,274 was converted into 35,939 shares of common stock resulting in additional interest expense of $4,975. 7,656 of these shares were issued on March 20, 2006 and the remaining shares of 28,283 were issued on March 31, 2006.

      (c) As of March 31, 2006, the Company had $468,836 in principal and $13,023 in accrued interest owed to holders of the November 2005 convertible debentures due on November 26, 2006. At March 31, 2006, the Company recorded additional interest expense of $8,354 related to the beneficial conversion feature of the interest on the November 2005 convertible debt.

    In 2006, $37,360 of the debt discount related to the November 2005 debt has been amortized. At March 31, 2006, the November 2005 convertible debentures totaled $372,188, net of debt discount of $96,648. The entire principal, net of debt discount, was recorded as a current liability. In conjunction with the November 26, 2005 financing, the Company incurred debt issuance costs. In 2006, $115,552 of the debt issuance costs have been amortized.

    (d) In December 2005, the Company committed to issue 689,246 shares to consultants in exchange for services rendered. 33,583 shares of common stock were not issued as of March 31, 2006 at a value of $30,225 and therefore have been recorded as an accrued liability at March 31, 2006. The remaining shares were issued in February 2006. The total value for these shares was $620,418 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2005. In February 2006, the Company issued 30,000 shares to consultants in exchange for services. Consulting costs charged to operations were $26,100.

    (e) In December 2005, the Company approved a request from the shareholder to exchange the total loan amount of $174,000 plus accrued interest of $24,529 for 264,705 shares of common stock at $0.75 per share which were committed to be issued at December 31, 2005. These shares were issued on January 3, 2006.

    (f) In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued.

6. Stock-Based Compensation

    Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the results for the three months ended March 31, 2006, is $261,833 of stock-based compensation expense which relates to the fair value of stock options granted prior to 2006 which continue to vest over the related employees requisite service periods which generally end by January 2009.

    For the three months ended March 31, 2005 the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

Three Months Ended March 31, 2005
Net loss, as reported	$(1,371,583)
Add stock-based employee compensation expense included in reported net loss	3,938
Less total stock-based employee compensation expense determined under the fair value based method for all award	(144,500)
Pro form net loss	$(1,512,145)
Basic and diluted loss per common share, as reported	$ (0.08)
Basic and diluted loss per common share, pro forma	$ (0.09)

    Two employees of the Company exercised a total of 114,979 options during the three months ended March 31, 2006 at an exercise price of $1.10 per share of common stock for $126,477.

7.  United States Treasury Notes

United States Treasury Notes are classified as held-to-maturity securities and all investments mature within one year. Held-to-maturity securities are stated at amortized cost which approximates market.

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

Capital Structure

        Our ability to continue as a going concern is assured due to our financing completed during December 2005. At the current rate of expenditures, we will not need to raise additional capital until late 2007.

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

We intend to proceed as rapidly as possible with the asset sale and licensure or spin out of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through licensing of our existing medical device and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to the asset sale and licensure or spin out of our OTC products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Our current plans include continuing to operate with our five employees during the immediate future, but we have added additional consultants and anticipate adding others in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2006, we will carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense to the Company and primarily for purposes of attracting strategic investors.

        In the short term, we intend to develop our business by selling the OTC assets and licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific. We are also now considering a spin out of the wholly owned subsidiary that contains the OTC assets. We will also sell and/or license our medical device and biotech technologies. In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration of prescription drugs in particular. Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenues

    OTC Product Revenue decreased by $1,708 in the three months ended March 31, 2006 to $686 from $2,394 in the three months ended March 31, 2005. The decrease in OTC Product Revenue resulted primarily from the lack of sales of Pure-ific in retail stores since we have discontinued that program after establishing a proof of concept. Medical Device Revenue decreased by $984 in the three months ended March 31, 2006 to $-0- from $984 in the three months ended March 31, 2005. The decrease in Medical Device Revenue resulted due to the absence of any effort to sell devices.

Research and development

         The Company has completed the planning phase for the major research and development projects anticipated in the next 9 months. The Company's Phase 1 metastatic melanoma and breast carcinoma clinical trials are expected to be completed in mid 2006 for less than $1,000,000 in the aggregate. At that time the planning phase for the expected Phase 2 trials will be completed, which cost approximately $1,000,000 in the aggregate. The Company’s Phase 2 psoriasis trial is expected to commence in mid to late 2006 and will cost approximately $1,500,000 over 12 to 24 months. The Company’s Phase 1 liver cancer trial is expected to cost less than $500,000 in total, and is expected to commence in mid to late 2006. Research and development costs of $450,510 for the three months ended March 31, 2006 included depreciation expense of $864, consulting of $55,219, lab supplies of $17,217, insurance of $8,208, legal of $44,622, payroll of $310,836, and rent and utilities of $13,544. Research and development costs of $293,027 for the three months ended March 31, 2005 included consulting of $89,083, insurance of $23,592, legal of $44,821, payroll of $129,931, and rent and utilities of $5,600. The increase in payroll is the result of raises, bonuses and the impact of adopting SFAS No. 123R.

General and administrative

        General and administrative expenses increased by $119,769 in the three months ended March 31, 2006 to $702,519 from $582,751 for the three months ended March 31, 2005. The increase resulted primarily from higher payroll expenses for general corporate purposes as a result of raises, bonuses and the impact of adopting SFAS No. 123R.

Cash Flow

As of March 31, 2006, we held approximately $6,200,000 in cash and cash equivalents, and United States Treasury Notes. At our current cash expenditure rate, this amount will be sufficient to meet our needs until late 2007. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2007 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report on Form 10-QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        During the three months ended March 31, 2006, the Company completed a private placement transaction with 5 accredited investors pursuant to which the Company sold 466,833 shares of common stock at a purchase price of $0.75 per share for an aggregate purchase price of $350,125. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 466,833 shares of common stock at an exercise price of $0.935 per share. The Company paid $35,013 and issued 46,683 shares of common stock at a fair market value of $41,815 to Chicago Investment Group, L.L.C. as placement agent for this transaction. The cash and common stock costs have been off-set against the proceeds received. The proceeds will be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 12, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 12, 2006, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1 Certification Pursuant to 18 U.S.C. § 1350 (Section 906 Certification), dated May 12, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

Date: May 12, 2006	By:	/s/ H. Craig Dees, Ph.D.
H. Craig Dees, Ph.D.
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 12, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.
31.2	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 12, 2006, executed by Peter R. Culpepper, Chief Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 Certification), dated May 12, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.