Form 10QSB
period 2006-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2006-11-13
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

       The number of shares outstanding of the issuer's stock, $0.001 par values  per share, as of September 30, 2006 was 39,755,773.

                Transitional Small Business Disclosure Format (check one):  Yes  ☐ No  ☒

Part 1.  Financial Information

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$1,528,120	$6,878,990
United States Treasury Notes, total face value $4,500,000	4,494,340	--
Officer/Director advance	201,706	--
Prepaid expenses and other current assets	168,474	67,962
Total Current Assets	6,392,640	6,946,952

Equipment and Furnishings, less accumulated depreciation of $371,301 and $368,279	17,865	12,287
Patents, net of amortization of $2,594,997 and $2,091,657	9,120,448	9,623,788
Deferred loan costs, net of amortization of $228,366 and $247,802	24,987	709,092
Other assets	27,000	27,000

	15,582,940	17,319,119
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable - trade	39,175	90,124
Accrued compensation	277,676	179,170
Accrued common stock issuance costs	--	964,676
Accrued consulting expense	32,500	692,512
Other accrued expenses	40,000	61,500
Accrued interest	--	65,055
March 2005 convertible debt, net of debt discount of $86,115 and $884,848	501,385	221,401
November 2005 convertible debt, net of debt discount of $134,008 in 2005	--	334,828
Total Current Liabilities	890,736	2,609,266

March 2005 convertible debt, net of debt discount of $46,039 in 2005	--	322,712

Stockholders' Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 39,755,773 and 27,822,977 shares issued and outstanding, respectively	39,756	27,823
Paid in capital	47,768,736	40,689,144
Deficit accumulated during the development stage	(33,116,288)	(26,329,826)

Total Stockholders' Equity	14,692,204	14,387,141
	$15,582,940	$17,319,119

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2006

Revenues
OTC Product Revenue	$274	$387	$1,354	$4,453	$25,634
Medical Device Revenue	--	--	--	984	14,109
Total revenues	274	387	1,354	5,437	39,743

Cost of Sales	175	248	866	2,857	15,207

Gross Profit	99	139	488	2,580	24,536

Operating Expenses
Research and development	$966,558	$467,202	$2,231,773	$1,765,839	$6,343,619
General and administrative	904,075	576,910	2,451,194	1,718,452	15,646,565
Amortization	167,780	167,780	503,340	503,340	2,594,997

Total operating loss	(2,038,314)	(1,211,753)	(5,185,819)	(3,985,051)	(24,560,645)

Gain on sale of fixed assets	--	--	--	--	55,000

Loss on extinguishment of debt	--	--	--	(413,455)	(825,867)

Investment income	70,031	--	180,299	--	180,299

Interest expense	(188,504)	(1,251,130)	(1,780,942)	(2,511,305)	(7,965,075)

Net loss	$(2,156,787)	$(2,462,883)	$(6,786,462)	$(6,909,811)	$(33,116,288)

Basic and diluted loss per common share	$(0.06)	$(0.14)	$(0.18)	$(0.41)

Weighted average number of common shares outstanding - basic and diluted	38,231,416	17,772,238	36,724,927	16,954,430

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance, at January 17, 2002	--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	$6,000	$(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	6,680	1,310,320	(1,316,198)	802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	9,424	18,780,291	(7,066,135)	11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	10,868	20,461,632	(10,221,448)	10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	16,134	23,711,540	(14,565,973)	9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	27,823	40,689,144	(26,329,826)	14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	179,567	180	166,487	--	166,667
Issuance of warrants for services	--	--	298,233	--	298,233
Exercise of warrants and stock options	1,238,809	1,239	1,180,877	--	1,182,116
Employee compensation from stock options	--	--	1,289,061	--	1,289,061
Issuance of stock pursuant to Regulation D	7,710,995	7,711	2,098,211	--	2,105,922
Debt conversion to common stock	2,084,179	2,084	1,354,252	--	1,356,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the nine months ended September 30, 2006	--	--	--	(6,786,462)	(6,786,462)
Balance, at September 30, 2006	$39,755,773	$39,756	$47,768,736	$(33,116,288)	$14,692,204
See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2006
Cash Flows From Operating Activities
Net loss	$(6,786,462)	$(6,909,811)	$(33,116,288)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,023	1,097	394,303
Amortization of patents	503,340	503,340	2,594,997
Amortization of original issue discount	978,780	1,232,967	3,759,606
Amortization of commitment fee	--	231,660	310,866
Amortization of prepaid consultant expense	42,010	274,337	1,169,197
Amortization of deferred loan costs	684,105	339,385	2,236,597
Amortization of United States Treasury Bills	(125,146)	--	(125,146)
Loss on extinguishment of debt	--	413,455	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	16,447	196,456	55,976
Convertible interest	105,259	--	371,763
Compensation through issuance of stock options	1,289,061	11,814	1,355,084
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	26,100	152,286	5,995,031
Issuance of warrants for services	130,194	225,224	471,379
Issuance of warrants for contractual obligations	--	620,818	985,010
Gain on sale of equipment	--	--	(55,000)
(Increase) decrease in assets
Officer/Director advance	(201,706)	--	(201,706)
Prepaid expenses and other current assets	25,517	52,669	(42,445)
Increase (decrease) in liabilities
Accounts payable	(50,949)	(65,909)	35,530
Accrued expenses	63,990	155,612	528,473
Net cash used in operating activities	(3,296,437)	(2,564,600)	(11,282,760)
Cash Flows from investing activities
Proceeds from sale of fixed asset	--	--	180,000
Capital expenditures	(8,601)	(11,848)	(26,293)
Proceeds from investments	6,500,000	--	6,500,000
Purchase of investments	(10,869,194)	--	(10,869,194)
Net cash used in investing activities	(4,377,795)	(11,848)	(4,215,487)
Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	25,000	174,000
Proceeds from convertible debt	--	3,150,000	6,706,795
Net proceeds from sale of common stock	1,141,246	888,190	11,106,444
Proceeds from exercise of warrants and stock options	1,182,116	26,667	2,391,218
Cash paid to retire convertible debt	--	(700,000)	(2,385,959)
Cash paid for deferred loan costs	--	(387,500)	(747,612)
Premium paid on extinguishments of debt	--	(70,000)	(170,519)
Purchase and retirement of common stock	--	--	(48,000)
Net cash provided by financing activities	2,323,362	2,932,357	17,026,367
Net change in cash and cash equivalents	$(5,350,870)	$355,909	$1,528,120
Cash and cash equivalents, at beginning of period	$6,878,990	$10,774	$--
Cash and cash equivalents, at end of period	$1,528,120	$366,683	$1,528,120

Supplemental Disclosure of Cash Flow Information:

September 30, 2005

1. Interest paid of $32,567

Supplemental Disclosure of Noncash Investing and Financing activities:

September 30, 2006

1. Issuance of warrants in exchange for prepaid services of $168,039
2. Debt converted to common stock of $1,356,336
3. Payment of accrued interest through the issuance of stock of $166,667
4. Issuance of stock for stock issuance costs of $964,676 incurred in 2005
5. Stock committed to be issued for services of $650,643 accrued at December 31, 2005 and issued in 2006

September 30, 2005

1. Issuance of warrants in exchange for prepaid services of $68,910
2. Debt converted to common stock of $950,000
3. Beneficial conversion on convertible debt of $1,228,244
4. Discount on convertible debt with warrants of $1,574,900
5. Warrants issued for deferred loan costs of $426,700
6. Accrual of $70,083 for stock issuance costs off-set against proceeds from sale of common stock

See accompanying notes to financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of initially applying this Statement for the Company. At September 30, 2006 the Company has estimated that an additional $1,465,000 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006. The Company anticipates that more compensation costs will be recorded in the future if the use of options and restricted stock units for employees and director compensation continues as in the past.

4. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2006 are 26,678,081 warrants, 9,021,714 options and 783,333 shares issuable upon conversion of convertible debt and interest.

5. Equity and Debt Transactions

(a) In January 2006, the Company issued 5,235,352 shares committed to be issued at December 31, 2005 for shares sold in 2005. In February 2006, the Company issued 1,029,460 shares committed to be issued at December 31, 2005 for stock issuance costs related to shares sold in 2005. The total value for these shares was $964,676 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2005. During the three months ended March 31, 2006, the Company completed a private placement transaction with 5 accredited investors pursuant to which the Company sold 466,833 shares of common stock at a purchase price of $0.75 per share for an aggregate purchase price of $350,125. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 466,833 shares of common stock at an exercise price of $0.935 per share. The Company paid $35,013 and issued 46,683 shares of common stock at a fair market value of $41,815 to Chicago Investment Group, L.L.C. as placement agent for this transaction. The cash costs have been off-set against the proceeds received. In May 2006, the Company completed a private placement transaction with 2 accredited investors pursuant to which the Company sold a total of 153,647 shares of common stock at an average purchase price of $1.37 per share, for an aggregate purchase price of $210,000. In connection with the sale of common stock, the Company also issued warrants to the 2 investors to purchase up to 76,824 shares of common stock at an average exercise price of $2.13 per share. In September 2006, the Company completed a private placement transaction with 7 accredited investors pursuant to which the Company sold a total of 708,200 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $708,200. The Company paid $92,066 and issued 70,820 shares of common stock at a fair market value of $84,984 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

(b) In January 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $250,000 of its convertible debt which was converted into 333,333 shares of common stock at $0.75 per share. In March 2006, the Company entered into a total of three debt conversion agreements with two of the March 2005 accredited investors for an aggregate of $500,000 of convertible debt which was converted into 666,667 shares of common stock at $0.75 per share. In May 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $25,000 of its convertible debt which was converted into 33,333 shares of common stock at $0.75 per share. In September 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $112,500 of its convertible debt which was converted into 150,000 shares of common stock at $0.75 per share.

In 2006, $844,772 of the total debt discount has been amortized which includes $379,527 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions. In 2006, $266,218 of the deferred loan costs have been amortized which includes $110,299 of the unamortized portion of the deferred loan costs related to the converted debt at the time of the debt conversions.

At September 30, 2006, the March 2005 convertible debentures totaled $501,385, net of debt discount of $86,115. The full amount is current at September 30, 2006.

The Company chose to pay the quarterly interest due at December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 in common stock instead of cash. As a result, accrued interest at December 31, 2005 of $50,486 was paid in 65,742 shares of common stock resulting in additional interest expense of $10,922. The shares were issued January 9, 2006. The accrued interest due March 31, 2006 of $33,274 was converted into 35,939 shares of common stock resulting in additional interest expense of $4,975. 7,656 of these shares were issued March 20, 2006 and the remaining shares of 28,283 were issued March 31, 2006. The accrued interest due June 30, 2006 of $21,305 was converted into 24,674 shares of common stock resulting in additional interest expense of $3,650. These shares were issued June 30, 2006. The accrued interest due September 30, 2006 of $21,010 was converted into 18,888 shares of common stock resulting in additional interest expense of $2,167. These shares were issued September 29, 2006.

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

As of September 30, 2006, the Company had no remaining principal or accrued interest owed to holders of the November 2005 convertible debentures due on November 26, 2006. At March 31, 2006, the Company recorded additional interest expense of $8,354 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. At June 30, 2006, the Company recorded additional interest expense of $8,093 related to the beneficial conversion feature of the interest on the November 2005 convertible debt.

The Company incurred debt issuance costs with the November 26, 2005 financing. In 2006 the remaining $417,886 of debt issuance costs have been amortized which includes $189,948 of the unamortized portion of the deferred loan costs related to the converted debt at the time of conversion. In 2006 the remaining debt discount of $134,008 has been amortized.

(d) In December 2005, the Company committed to issue 689,246 shares to consultants in exchange for services rendered. In February 2006, 655,663 of these shares were issued   and 33,583 in May 2006 were issued. The total value for these shares was $650,643 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2005. In February 2006, the Company issued 30,000 shares to consultants in exchange for services. Consulting costs charged to operations were $26,100.

(e) In December 2005, the Company approved a request from the shareholder to exchange the total loan amount of $174,000 plus accrued interest of $24,529 for 264,705 shares of common stock at $0.75 per share which were committed to be issued at December 31, 2005. These shares were issued on January 3, 2006.

(f) In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued. In May 2006, 350,000 warrants were exercised for $334,000 resulting in 350,000 shares issued. During the three months ended June 30, 2006, the Company issued 60,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $58,400. In August and September 2006, 732,534 warrants were exercised for $693,357 resulting in 732,534 shares issued. During the three months ended September 30, 2006, the Company issued 335,000 warrants to consultants in exchange for services. At September 30, 2006, $113,804 of these costs have been charged to operations with the remaining $126,029 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully vested and non-forfeitable.

6.  Stock-Based Compensation

Two employees of the Company exercised a total of 114,979 options during the three months ended March 31, 2006 at an exercise price of $1.10 per share of common stock for $126,477. On June 23, 2006, the Company issued 4,000,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2006. On June 23, 2006, the Company issued 200,000 stock options to its Members of the Board. The options vested on the date of grant. The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2006. One employee of the Company exercised a total of 7,166 options during the three months ended June 30, 2006 at an exercise price of $1.10 per share of common stock for $7,882 and another employee of the Company exercised a total of 12,500 options during the three months ended June 30, 2006 at an exercise price of $0.32 per share of common stock for $4,000. One employee of the Company exercised a total of 14,000 options during the three months ended September 30, 2006 at an exercise price of $1.10 per share of common stock for $15,400 and another employee of the Company exercised a total of 3,125 options during the three months ended September 30, 2006 at an exercise price of $0.32 per share of common stock for $1,000.

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued and will be expensed on a straight-line basis. For purposes of estimating the fair value of each stock option or restricted stock unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units. Included in the results for the three and nine months ended September 30, 2006 is $573,395 and $1,289,061, respectively, of stock-based compensation expense which relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to September 30, 2006 which continue to vest over the related employees requisite service periods which generally end by June 2009.

The following is a summary of nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested at December 31, 2005	3,956,250	$0.75
Granted	4,200,000	$0.96
Vested	(1,281,250)	$0.78
Canceled	-	-
Nonvested at September 30, 2006	6,875,000	$0.87

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at September 30, 2006. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options.

	Number of Shares	Aggregate Intrinsic Value
Outstanding at September 30, 2006	9,021,714	$2,582,484

Exercisable at September 30, 2006	2,146,714	$760,734

For the three and nine months ended September 30, 2005 the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(2,462,883)	$(6,909,811)
Add stock-based employee compensation expense included in reported net loss	3,938	11,814
Less total stock-based employee compensation expense determined under the fair value based method for all award	(187,500)	(490,833)
Pro form net loss	$(2,646,445)	$(7,388,830)
Basic and diluted loss per common share, as reported	(0.14)	(0.41)
Basic and diluted loss per common share, pro forma	(0.15)	(0.44)

7.   United States Treasury Notes

United States Treasury Notes are classified as held-to-maturity securities and all investments mature within one year. Held-to-maturity securities are stated at amortized cost which approximates market.

8.   Officer/Director Advance

In June 2006 an officer/director who is also an employee of the Company was advanced $273,247 through the Company’s payroll system. For the three months ending September 30, 2006 the employee has earned services totaling $71,541. The balance remaining advanced to the employee at September 30, 2006 is $201,706. The employee will receive no additional compensation until services have been rendered as specified in the employee’s employment agreement. The period of time the employee will not be compensated is expected to be less than 9 months at the employee’s current rate of compensation.

9. Subsequent Events

In October 2006 the Company completed a private placement transaction with 15 accredited investors pursuant to which the Company sold a total of 915,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $915,000. The Company paid $118,950 and issued 91,500 shares of common stock at a fair market value of $118,500 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Capital Structure

Our ability to continue as a going concern is assured due to our financing completed during December 2005. At the current rate of expenditures, we will not need to raise additional capital until early 2008.

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

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2006 and 2007, we will carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense to the company and primarily for purposes of attracting strategic investors.

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

Comparison of Three and Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

OTC Product Revenue decreased by $113 in the three months ended September 30, 2006 to $274 from $387 in the three months ended September 30, 2005. OTC Product Revenue decreased by $3,099 in the nine months ended September 30, 2006 to $1,354 from $4,453 in the nine months ended September 30, 2005. The decrease in OTC Product Revenue resulted primarily from the lack of sales of Pure-ific in retail stores since we have discontinued that program after establishing a proof of concept. Medical Device Revenue was unchanged in the three months ended September 30, 2006 with $-0- in revenue as well as in the three months ended September 30, 2005. Medical Device Revenue decreased by $984 in the nine months ended September 30, 2006 to $-0- from $984 in the nine months ended September 30, 2005. The decrease in Medical Device Revenue resulted due to the absence of any effort to sell devices.

Research and development

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months. Our Phase 1 metastatic melanoma and breast carcinoma clinical trials are expected to be completed in Q1 2007 for approximately $1,000,000 in the aggregate. At that time the planning phase for the expected Phase 2 trial in metastatic melanoma will be completed, which will cost approximately $4,000,000 in the aggregate, including expenditures in 2007 to significantly advance the expected metastatic melanoma pivotal efficacy studies. This total cost also includes expenditures in 2007 to substantially advance our work with other oncology indications. Our Phase 2 psoriasis trial is expected to commence in Q1 2007 and will cost approximately $1,500,000 over 12 to 24 months. Our Phase 1 liver cancer trial is expected to cost approximately $500,000 in total, and is expected to commence in Q2 2007.

  Research and development costs of $966,558 for the three months ended September 30, 2006 included depreciation expense of $1,079, consulting of $168,091, lab supplies and pharmaceutical preparations of $106,938, contract labor of $18,124, insurance of $7,500, legal of $62,995, payroll of $588,202, and rent and utilities of $13,629. Research and development costs comprising the total of $467,202 for the three months ending September 30, 2005 include depreciation expense of $573, consulting of $176,612, lab supplies and pharmaceutical preparations of $33,573, insurance of $14,302, legal of $59,885, payroll of $174,047, and rent and utilities of $8,210. The increase in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to prepare for additional clinical trials expected to commence in Q1 2007. The increase in payroll is the result of raises and primarily the impact of adopting SFAS No. 123(R).

Research and development costs comprising the total of $2,231,773 for the nine months ending September 30, 2006 included depreciation expense of $3,023, consulting of $306,944, lab supplies and pharmaceutical preparations of $249,105, contract labor of $18,124, insurance of $33,909, legal of $160,767, payroll of $1,418,824, and rent and utilities of $41,077.

Research and development costs comprising the total of $1,765,839 for the nine months ending September 30, 2005 included depreciation expense of $1,097, consulting of $878,617, lab supplies and pharmaceutical preparations of $108,988, insurance of $96,629, legal of $165,939, payroll of $492,759, and rent and utilities of $21,810. The decrease in consulting is the result of the absence of start-up related consulting costs for the beginning of the clinical trial program. The increase in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to prepare for additional clinical trials expected to commence in Q1 2007. The increase in payroll is the result of raises and primarily the impact of adopting SFAS No. 123(R).

General and administrative

General and administrative expenses increased by $327,165 in the three months ended September 30, 2006 to $904,075 from $576,910 in the three months ended September 30, 2005. The increase resulted from higher payroll expenses for general corporate purposes due to raises and primarily as a result of the impact of adopting SFAS No. 123(R). General and administrative expenses increased by $732,742 in the nine months ended September 30, 2006 to $2,451,194 from $1,718,452 in the nine months ended September 30, 2005. The increase resulted from higher payroll expenses for general corporate purposes due to raises and primarily as a result of the impact of adopting SFAS No. 123(R).

Cash Flow

As of September 30, 2006, we held approximately $6,000,000 in cash and cash equivalents, and United States Treasury Notes. At our current cash expenditure rate, this amount will be sufficient to meet our needs until 2008. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2008 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the current and next phases in clinical development of our pharmaceutical products. We anticipate that any required funds for our operating and development needs beyond 2007 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In September 2006, the Company completed a private placement transaction with 7 accredited investors pursuant to which the Company sold a total of 708,200 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $708,200. The Company paid $92,066 and issued 70,820 shares of common stock at a fair market value of $84,984 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 10, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 10, 2006, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 10, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

Date: November 10, 2006	By:	/s/ H. Craig Dees, Ph.D.
H. Craig Dees, Ph.D.
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.  Description
31.1  Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 10, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2  Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 10, 2006, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1  Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 10, 2006, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.