Form 10KSB
period 2006-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2007-03-22
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-KSB
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006; OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

The issuer’s revenues for the most recent fiscal year were $1,368

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 21, 2007, was $23,318,557 (computed on the basis of  $1.29 per share).

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 21, 2007 was 45,450,619.

Documents incorporated by reference in Part III hereof: Proxy Statement for 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Provectus Pharmaceuticals, Inc.
Annual Report on Form 10-KSB

PART I

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

We have generated minimal initial revenues from sales and operations in 2006 and 2005, and we do not expect to generate revenues to enable us to be profitable for several calendar quarters unless we sell and/or license our technologies. We must raise substantial additional funds beyond 2008 in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations.

Ultimately, we must achieve profitable operations if we are to be a viable entity unless we are acquired by another company. We intend to proceed as rapidly as possible with the asset sale and licensure of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations beyond 2008 before we can commence revenue generation or that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

We will need additional capital to conduct our operations and develop our products beyond 2008, and our ability to obtain the necessary funding is uncertain.

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

We must raise additional capital from external sources to execute our business plan beyond 2008. We plan to issue debt securities, capital stock, or a combination of these securities, if necessary depending on licensure and asset sale discussions. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

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

We recently have focused on marketing Pure-ific, one of our OTC products, on a limited basis to establish proof of concept. We have recognized minimal revenue from this product, as the sales of this product has not been material. In order for this product, and our other OTC products, to become commercially successful, unless we license and/or sell the underlying assets, we must increase significantly our distribution of them. Increasing distribution of our products requires, in turn, that we or distributors representing us increase marketing of these products. In view of our limited financial resources, we may be unable to afford increases in our marketing of our OTC products sufficient to improve our distribution of our products. Even if we can and do increase our marketing of our OTC products, we cannot assure you that we can successfully increase our distribution of our products.

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

If we are unable to successfully introduce, market and distribute these products, our business, financial condition, results of operations and cash flows would likely require additional capital beyond 2008 to continue as a going concern.

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

Our OTC product Pure-ific competes in the market with other hand sanitizing products, including in particular, the following hand sanitizers:

•	Purell (owned by Johnson & Johnson),

•	Avagard D (manufactured by 3M) and

•	a large number of generic and private-label equivalents to these market leaders.

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

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by four key employees:

•	H. Craig Dees, Ph.D., our Chief Executive Officer;

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Vice President - Pharmaceuticals; and

•	Peter R. Culpepper, CPA, our Chief Financial Officer.

In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. Also, as of December 31, 2006, we owe $265,929 in accrued but unpaid compensation to our employees. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified executives if any of our key employees should choose to leave.

Because we have only four employees in total, our management may be unable to successfully manage our business.

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

As discussed above, we currently have only four employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas therefore falls on Drs. Dees, Scott, Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We anticipate adding an additional regulatory affairs officer on a consulting basis within the next year. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future which could further divert management's attention from the operation of our business.

Our common stock price can be volatile because of several factors, including a limited public float which has increased significantly from 2005 to 2006.

During the year ended December 31, 2006, the sale price of our common stock fluctuated from $1.97 to $0.83 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

•	absence of meaningful earnings and ongoing need for external financing,

•	a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price,

•	general volatilitiy of the stock markers and the market prices of other publicly traded companies, and

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

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

Our common stock is defined as "penny stock" under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

•	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	broker-dealers must disclose current quotations for the securities;

•	if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

•
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

Description Of Business

Overview

Provectus, and its five wholly owned subsidiaries:

•	Xantech Pharmaceuticals, Inc.

•	Pure-ific Corporation

•	Provectus Biotech, Inc.

•	Provectus Devicetech, Inc.

•	Provectus Pharmatech, Inc.

(which we refer to as our subsidiaries) develop, license and market and plan to sell products in three sectors of the healthcare industry:

•	Over-the-counter products, which we refer to in this report as "OTC products;"

•	Prescription drugs; and

•	Medical device systems

We manage Provectus and our subsidiaries on an integrated basis and when we refer to "we" or "us" or "the company" in this Annual Report on Form 10-KSB, we refer to all six corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone 865/769-4011.

Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a portfolio of patented, patentable, and proprietary technologies that support multiple products in the prescription drug, medical device and OTC products categories These patented technologies are for:

       (a) treatment of cancer;

       (b) novel therapeutic medical devices;

       (c) enhancing contrast in medical imaging;

       (d) improving signal processing during biomedical imaging; and

       (e) enhancing production of biotechnology products.

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

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for 6 hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain store) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We now intend to license the Pure-ific product and sell the underlying assets.

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

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing Provecta, a sterile injectible form of PV-10, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we worked toward completion of the extensive scientific and medical materials necessary for filing an Investigational New Drug (IND) application for Provecta in anticipation of beginning Phase 1 clinical trials for breast and liver cancer. This IND was filed and allowed by the FDA in 2004 setting the stage for two Phase 1 clinical trials; namely, treating metastatic melanoma and recurrent breast carcinoma. We started both of these Phase 1 clinical trials in 2005 and completed the initial Phase 1 objectives for both in 2006.

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

Breast Cancer. Breast cancer afflicts over 200,000 U.S. citizens annually, leading to over 40,000 deaths. Surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, resulting in serious side effects that in many cases are permanent. Moreover, current treatments are relatively ineffective against metastases, which in many cases are the eventual cause of patient mortality. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of Provecta into these tumors ablates the tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. Since fine-needle biopsy is a routine procedure for diagnosis of breast cancer, and since the needle used to conduct the biopsy also could be used to direct an injection of Provecta into the tumor, localized destruction of suspected tumors through direct injection of Provecta clearly has the potential of becoming a primary treatment. We are evaluating options for expanding clinical studies of direct injection of Provecta into breast tumors while completing expanded Phase 1 clinical studies of our indication for Provecta in recurrent breast carcinoma.

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

Metastatic Melanoma. Melanoma is expected to strike 60,000 people in the U.S. this year, leading to 8,100 deaths. The incidence of melanoma in Australia, where our expanded Phase 1 clinical study is currently underway, is up to 5X that of the U.S. There have been no significant advances in the treatment of melanoma for approximately 30 years. We are completing plans for definitive clinical studies in both Australia and the U.S. of direct injection of Provecta into melanoma lesions while completing expanded Phase 1 clinical studies of our indication for Provecta in Stage 3 and Stage 4 metastatic melanoma.

Medical Devices

    We have medical device technologies to address two major markets:

•	cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

•	therapeutic uses, including photoactivation of Xantryl other prescription drugs and non-surgical destruction of certain skin cancers.

We expect to further develop medical devices through partnerships with, or selling our assets to, third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers.

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

Melanoma. A high priority in our medical devices field is the development of a laser-based product for treatment of melanoma. We have conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S. However, we believed that our extremely successful results could be extrapolated to treatment of primary melanomas of the skin, which have an incidence of over 60,000 new cases annually in the U.S. and a 6% five-year survival rate after metastasis of the tumor. We have performed similar laser treatments on large (averaging approximately 3 millimeters thick) cutaneous melanoma tumors implanted in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment. Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. From these results, we believe that a device for laser treatment of primary melanomas of the skin and eye is nearly ready for human studies. We anticipate partnering with, or selling our assets to, a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see "Federal Regulation of Therapeutic Products" below.

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

Production

We have determined that the most efficient use of our capital in further developing our OTC products is to license the products and sell the underlying assets for upfront cash consideration.

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

We have commenced limited sales of Pure-ific, our antibacterial hand spray. We sold small amounts of this product during 2004, 2005 and 2006. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces through licensure, partnership and asset sale arrangements, and through potential merger and acquisition candidates.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

U.S. Patent No	Title	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in -activation of molecular agents	November 3, 1998	October 30, 2016
5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents	November 10, 1998	October 30, 2016
5,998,597	Method for improved selectivity in -activation of molecular agents	December 7, 1999	October 30, 2016
6,042,603	Method for improved selectivity in photo-activation of molecular agents	March 28, 2000	October 30, 2016
6,331,286	Methods for high energy phototherapeutics	December 18, 2001	December 21, 2018
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	September 17, 2002	April 6, 2020
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	October 22, 2002	April 6, 2020
6,493,570	Method for improved imaging and photodynamic therapy	December 10, 2002	December 10, 2019
6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins	December 17, 2002	April 6, 2020
6,519,076	Methods and apparatus for optical imaging	February 11, 2003	October 30, 2016
6,525,862	Methods and apparatus for optical imaging	February 25, 2003	October 30, 2016
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	April 1, 2003	April 6, 2020
6,986,740	Ultrasound contrast using halogenated xanthenes	January 17, 2006	September 9, 2023
6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease	January 31, 2006	May 5, 2023
7,036,516	Treatment of pigmented tissues using optical energy	May 2, 2006	January 28, 2020

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

Material Transfer Agreement

We have entered into a Material Transfer Agreement dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as "SPAH", the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. This Material Transfer Agreement is still in effect through 2006. We refer to this agreement in this report as the "Material Transfer Agreement." Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. The Material Transfer Agreement covers four U.S. patents that cover biological material manufacturing technologies (i.e., biotech related). The Material Transfer Agreement continues indefinitely, unless SPAH terminates it by giving us notice or determines that it does not wish to secure from us a license for our technologies. The Material Transfer Agreement can also be terminated by either of us in the event the other party breaches the agreement and does not cure the breach within 30 days of notice from the other party. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.

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

While it is possible that eventually we may compete directly with major pharmaceutical companies, we believe it is more likely that we will enter into joint development, marketing, or other licensure arrangements with such competitors. Eventually, we believe that we will be acquired.

We also have a number of market areas in common with traditional skincare cosmetics companies, but in contrast to these companies, our products are based on unique, proprietary formulations and approaches. For example, we are unaware of any products in our targeted OTC skincare markets that our similar to our Pure-ific products. Further, proprietary protection of our products may help limit or prevent market erosion until our patents expire.

Federal Regulation of Therapeutic Products

All of the prescription drugs and medical devices we currently contemplate developing will require approval by the FDA prior to sales within the United States and by comparable foreign agencies prior to sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable. Some of the things we do to attempt to minimize and avoid significant regulatory bars include the following:

•	Using chemicals and combinations already allowed by the FDA;

•	Carefully making product performance claims to avoid the need for regulatory approval;

•	Using drugs that have been previously approved by the FDA and that have a long history of safe use;

•	Using chemical compounds with known safety profiles; and

•	In many cases, developing OTC products which face less regulation than prescription pharmaceutical products.

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

Personnel

Executive Officers

As of March 22, 2007, our executive officers are:

H. Craig Dees, Ph.D., 55, Chief Executive Officer. Dr. Dees has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory (ORNL), and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He has developed numerous products in a broad range of areas, including ethical vaccines, human diagnostics, cosmetics and OTC pharmaceuticals, and has set several regulatory precedents in licensing and developing biotechnology-derived products. For example, Dr. Dees developed and commercialized the world's first live viral vaccine produced by recombinant DNA technologies and licensed the first recombinant antigen human diagnostic assay using a FDA Class II licensure. While at TechAmerica he developed and obtained USDA approval for the first in vitro assay for releasing “killed" viral vaccines. Dr. Dees also has licensed successfully a number of proprietary cosmetic products and formulated strategic planning for developing cosmetic companies. He earned a Ph.D. in Molecular Virology from the University of Wisconsin - Madison in 1984.

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

Eric A. Wachter, Ph.D., 44, Vice President - Pharmaceuticals. Dr. Wachter has served as our Vice President - Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with ORNL. Starting during his affiliation with Photogen, Dr. Wachter has been extensively involved in pre-clinical development and clinical testing of pharmaceuticals and medical device systems, as well as with coordination and filing of patents. He earned a Ph.D. in Chemistry from the University of Wisconsin - Madison in 1988.

Peter R. Culpepper, CPA, MBA, 47, Chief Financial Officer. Mr. Culpepper was appointed to serve as our Chief Financial Officer in February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned an MBA in Finance from the University of Maryland - College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College - Annandale, Virginia in 1985. He earned a BA in Philosophy from the College of William and Mary - Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

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

Our Internet address is http://www.pvct.com. We have made available, through a link to the SEC's website, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% shareholders and amendments to those reports). To receive paper copies of our SEC materials, please contact us by U.S. mail, telephone, facsimile or electronic mail at the following address:

Provectus Pharmaceuticals, Inc.
Attention: President
7327 Oak Ridge Highway, Suite A
Knoxville, TN 37931
Telephone: 865/769-4011
Facsimile: 865/769-4013
Electronic mail: info@pvct.com

Item 2. Description of Property.

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $4,160 per month, and the lease is renewed on an annual basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended December 31, 2006, we did not submit any matters to a vote of our stockholders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2005:

	High	Low
2005
First Quarter (January 1 to March 31)	$1.25	0.64
Second Quarter (April 1 to June 30)	0.85	0.52
Third Quarter (July 1 to September 30)	0.99	0.60
Fourth Quarter (October 1 to December 31)	1.14	0.77
2006
First Quarter (January 1 to March 31)	1.20	0.83
Second Quarter (April 1 to June 30)	1.97	1.01
Third Quarter (July 1 to September 30)	1.47	0.94
Fourth Quarter (October 1 to December 31)	1.34	1.11

The closing price for our common stock on March 21, 2007 was $1.29. High and low quotation information was obtained from data provided by Yahoo! Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of March 21, 2007, we had 1,847 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2006, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act", except as follows:

During the three months ended December 31, 2006, we completed a private placement transaction with 25 accredited investors pursuant to which we sold 2,315,000 shares of common stock at a purchase price of $1.00 per share of which 150,000 are committed to be issued at December 31, 2006, for an aggregate purchase price of $2,315,000. We paid $137,500, issued 125,000 shares of common stock at a fair market value of $148,750, and committed to pay $16,500 and to issue 15,000 shares of common stock at a fair market value of $17,550 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction which is accrued at December 31, 2006. We paid $118,950 and issued 91,500 shares of common stock at a fair market value of $118,500 to Network 1 Financial Securities, Inc. as a placement agent for this transaction. The cash and accrued stock costs have been off-set against the proceeds received. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and issuance of the common stock and warrants satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the investors are financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Proceeds will be used for general corporate purposes.

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

CRITICAL ACCOUNTING POLICIES

Deferred Loan Costs and Debt Discounts

The costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, have been recorded as deferred loan costs and are being amortized over the term of the loan using the effective interest method. Additionally, we recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt. Debt discounts are being amortized over the term of the loan using the effective interest method.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent. The patents are being amortized over the remaining lives of the patents, which range from 11-15 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

Stock Based Compensation

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

We adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of our initially applying this Statement. At December 31, 2006 we have estimated that an additional $1,211,371 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued and will be expensed on a straight-line basis. For purposes of estimating the fair value of each stock option or restricted stock unit on the date of grant, we utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because our employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units.

For the year ended December 31, 2005 we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). If we had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed.

CONTRACTUAL OBLIGATIONS

Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $12,480 in lease payments over three months, which is the remainder of its current lease term at December 31, 2006.

CAPITAL STRUCTURE

Our ability to continue as a going concern is assured due to our financing completed during 2006. At the current rate of expenditures, we will not need to raise additional capital until 2008, although our existing funds are sufficient to meet anticipated needs throughout 2008.

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

Our current plans include continuing to operate with our four employees during the immediate future, but we have added additional consultants and anticipate adding more consultants in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

PLAN OF OPERATION

With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2007 we plan to build on that foundation to increase shareholder value through careful control of expenditures, preparation for the asset sale and licensure of our OTC products, medical device and biotech technologies, and issuance of equity only when it makes sense to the Company and primarily for purposes of attracting strategic investors.

In the short term, we intend to develop our business by selling the OTC assets and licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific. We will also sell and/or license our medical device and biotech technologies. In the longer term, we expect to continue the process of developing, testing, and obtaining the allowance and ultimately approval of the U. S. Food and Drug Administration for prescription drugs in particular. Additionally, we have continued our research programs that will identify additional conditions that our intellectual properties may be used to treat and additional treatments for those and other conditions.

Comparison of the Years Ended December 31, 2006 and 2005.

Revenues.

OTC Product Revenue decreased by $4,184 in 2006 to $1,368 from $5,552 in 2005. The decrease in OTC Product Revenue resulted from lower online sales. We have discontinued our proof of concept program in November 2006 and have, therefore, ceased selling our OTC products. Medical Device Revenue decreased by $984 in 2006 to $-0- from $984 in 2005. The decrease in Medical Device Revenue resulted due to no emphasis on selling in 2006 versus the sales of three devices in 2005.

Research and development.

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months. Our expanded Phase 1 metastatic melanoma and breast carcinoma clinical trials are expected to be completed in early 2007 for approximately $1,000,000 in the aggregate, most of which has been expended in 2005 and 2006. At that time the planning phase for the expected Phase 2/3 trial in metastatic melanoma will be completed, which will cost approximately $3,000,000 through 2008. This includes expenditures in 2007 to significantly advance the expected metastatic melanoma pivotal efficacy studies. Additionally, we plan $1,000,000 of expenditures in 2007 to substantially advance our work with other oncology indications. Our Phase 2 psoriasis trial is expected to commence in early 2007 and will cost approximately

$1,500,000 over 12 to 24 months. Our Phase 1 liver cancer trial is expected to cost approximately $500,000 in total, and is expected to commence in Q2 2007. Research and development costs comprising the total of $3,016,361 for 2006 included depreciation expense of $4,442, consulting of $461,701, lab supplies and pharmaceutical preparations of $259,198, insurance of $43,361, legal of $202,044, payroll of $1,969,474, and rent and utilities of $56,442. Research and development costs comprising the total of $2,044,391 for 2005 included depreciation expense of $1,708, consulting of $805,915, lab supplies and pharmaceutical preparations of $111,504, insurance of $120,493, legal of $208,368, payroll of $747,197, and rent and utilities of $49,206. The decrease in consulting is the result of the absence of start-up related consulting costs for the beginning of the clinical trial program. The increase in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to prepare for additional clinical trials expected to commence in early 2007. The increase in payroll is the result of raises and primarily the impact of adopting SFAS No. 123(R).

General and administrative.

General and administrative expenses increased by $535,263 in 2006 to $3,534,597 from $2,999,334 in 2005. The increase resulted primarily from higher payroll expenses for general corporate purposes due to raises totaling $311,346 and primarily as a result of the impact of adopting SFAS No. 123(R) totaling $912,040, offset by lower consulting expenses totaling $714,820.

CASH FLOW

      As of March 21, 2007, we held approximately $7,500,000 in cash and short-term United States Treasury Notes. At our current cash expenditure rate, this amount will be sufficient to meet our current and planned needs in 2007 and 2008. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2009 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

CAPITAL RESOURCES

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs. Excess cash will be used to finance the current and next phases in clinical development of our pharmaceutical products. We anticipate that any required funds for our operating and development needs beyond 2008 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the company as of January 1, 2007, the beginning of the company’s fiscal-2007 year.  We do not believe the adoption of SFAS No. 156 will have a material impact on the company’s consolidated financial position or results of operations.

changes in tax uncertainties, FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained.  FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.  We will adopt FIN No. 48 in the first quarter of fiscal 2007, effective as of December 31, 2006, the beginning of the company's 2007 fiscal year.  We do not believe the adoption of FIN No. 48 will have a material impact on the Company's consolidated financial position or results of operations.

    The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for the company as of December 30, 2007, the beginning of the company’s fiscal-2008 year.  We are assessing the impact the adoption of SFAS No. 157 will have on the company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS No. 158 requires an employer to initially apply the requirement to recognize the funded status of a benefit plan as of the end of the employer’s fiscal year ending after December 16, 2006.  In addition, SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 will not have an impact on the company’s consolidated financial position or results of operations as the company does not have a defined benefit plan.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are assessing the impact the adoption of SFAS No. 159 will have on the company’s consolidated financial position and results of operations.

Item 7. Financial Statements.

Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, “estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures” (as that term is defined in Rule 13a-14(c) under the Exchange Act) as of December 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Except as set forth below, the information called for by this item with respect to our executive officers as of March 22, 2007 is furnished in Part I of this report under the heading "Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 10. Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 21, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-KSB for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                Provectus Pharmaceuticals, Inc.

                                                                                                By: /s/ H. Craig Dees
                                                                                                     H. Craig Dees, Ph.D. Chief Executive Officer

Date: March 22, 2007

Signature	Title	Date
/s/ H. Craig Dees H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 22, 2007
/s/ Peter R. Culpepper Peter R. Culpepper, CPA	Chief Financial Officer (principal financial officer and principal accounting officer)	March 22, 2007
/s/ Timothy C. Scott Timothy C. Scott, Ph.D.	President and Director	March 22, 2007
/s/ Eric A. Wachter , Ph.D Eric A. Wachter, Ph.D.	Vice President - Pharmaceuticals and Director	March 22, 2007
/s/ Stuart Fuchs Stuart Fuchs	Director	March 22, 2007

Report of Independent Registered Public Accounting Firm

 Board of Directors
 Provectus Pharmaceuticals, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets of  Provectus Pharmaceuticals,  Inc., a development  stage company, as of December 31, 2006 and 2005  and the  related  consolidated  statements  of  operations,  stockholders' equity,  and cash flows for the period  from  January 17,  2002  (inception)  to December 31, 2006 and for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material   respects,   the financial position of Provectus Pharmaceuticals, Inc.  at December  31,  2006 and 2005, and the results of its operations  and its cash flows for the period from January 17, 2002  (inception) to December 31, 2006 and for each of the two years in the period ended  December 31, 2006 in conformity  with  accounting  principles  generally  accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

/s/BDO Seidman, LLP

Chicago, Illinois
March 19, 2007

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$638,334	$6,878,990
United States Treasury Notes, total face value $6,507,019	6,499,034	--
Prepaid expenses and other current assets	173,693	67,962

Total Current Assets	7,311,061	6,946,952

Equipment and Furnishings, less accumulated depreciation of $372,721 and $368,279	30,075	12,287

Patents, net of amortization of $2,762,777 and $2,091,657	8,952,668	9,623,788

Deferred loan costs, net of amortization of $103,018 and $161,004	3,713	709,092

Other assets	27,000	27,000
	$16,324,517	$17,319,119

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable - trade	$64,935	$90,124
Accrued compensation	265,929	179,170
Accrued common stock costs	17,550	964,676
Accrued consulting expense	42,500	692,512
Other accrued expenses	46,500	61,500
Accrued interest	--	65,055
March 2005 convertible debt, net of debt discount of $2,797 and $884,848	364,703	221,401
November 2005 convertible debt, net of debt discount of $134,008 in 2005	--	334,828

Total Current Liabilities	802,117	2,609,266

March 2005 convertible debt, net of debt discount of $46,039 in 2005	--	322,712

Stockholders’ Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 42,452,366 and 27,822,977 shares issued and outstanding, respectively	42,452	27,823
Paid-in capital	50,680,353	40,689,144
Deficit accumulated during the development stage	(35,200,405)	(26,329,826)

Total Stockholders’ Equity	15,522,400	14,387,141

	$16,324,517	$17,319,119
See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2006
Revenues
OTC product revenue	$1,368	$5,552	$25,648
Medical device revenue	--	984	14,109
Total revenues	1,368	6,536	39,757

Cost of sales	875	3,560	15,216

Gross profit	493	2,976	24,541

Operating expenses
Research and development	$3,016,361	$2,044,391	$7,128,207
General and administrative	3,534,597	2,999,334	16,729,968
Amortization	671,120	671,120	2,762,777

Total operating loss	(7,221,585)	(5,711,869)	(26,596,411)

Gain on sale of fixed assets	75	--	55,075

Loss on extinguishment of debt	--	(724,455)	(825,867)

Investment income	253,393	--	253,393

Net interest expense	(1,902,462)	(5,327,529)	(8,086,595)

Net loss	$(8,870,579)	$(11,763,853)	$(35,200,405)

Basic and diluted loss per common share	$(0.23)	$(0.62)

Weighted average number of common shares outstanding - basic and diluted	37,973,403	18,825,670

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock
	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17 2002	$--	$--	$--	$--	$--

Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	$6,680,000	$6,680	$1,310,320	$1,316,198)	$802

Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	$9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	$10,867,509	$10,868	$20,461,632	$(10,221,448)	$(10,251,052)

Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	$16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,362
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,529	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	$27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	$42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2006
Cash Flows From Operating Activities
Net loss	$(8,870,579)	$(11,763,853)	$(35,200,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,442	1,708	395,722
Amortization of patents	671,120	671,120	2,762,777
Amortization of original issue discount	1,062,098	2,293,251	3,842,924
Amortization of commitment fee	--	272,540	310,866
Amortization of prepaid consultant expense	84,020	274,337	1,211,207
Amortization of deferred loan costs	705,379	1,411,970	2,257,871
Accretion of United States Treasury Bills	(182,198)	--	(182,198)
Loss on extinguishment of debt	--	724,455	825,867
Loss on exercise of warrants	--	236,146	236,146
Beneficial conversion of convertible interest	16,447	39,529	55,976
Convertible interest	122,188	266,504	388,692
Compensation through issuance of stock options	1,862,456	15,752	1,928,479
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	26,100	388,373	5,995,031
Issuance of warrants for services	201,984	318,704	543,169
Issuance of warrants for contractual obligations	--	985,010	985,010
Gain on sale of equipment	(75)	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	(21,712)	46,762	(89,674)
Increase (decrease) in liabilities
Accounts payable	(25,189)	(64,090)	61,290
Accrued expenses	68,743	98,196	533,226

Net cash used in operating activities	(4,274,776)	(3,783,586)	(12,261,099)

Cash Flows From Investing Activities
Proceeds from sale of fixed asset	75	--	180,075
Capital expenditures	(22,230)	(13,995)	(39,922)
Proceeds from investments	11,000,000	--	11,000,000
Purchase of investments	(17,316,836)	--	(17,316,836)

Net cash used in investing activities	(6,338,991)	(13,995)	(6,176,683)

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	--	25,000	174,000
Proceeds from convertible debt	--	4,430,836	6,706,795
Net proceeds from sale of common stock	3,183,295	7,477,853	13,148,493
Proceeds from exercise of warrants and stock options	1,189,816	1,203,649	2,398,918
Cash paid to retire convertible debt	--	(1,885,959)	(2,385,959)
Cash paid for deferred loan costs	--	(515,582)	(747,612)
Premium paid on extinguishments of debt	--	(70,000)	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	4,373,111	10,665,797	19,076,116

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2006

Net change in cash and cash equivalents	$(6,240,656)	$6,868,216	$638,334

Cash and cash equivalents, at beginning of period	$6,878,990	$10,774	$--

Cash and cash equivalents, at end of period	$638,334	$6,878,990	$638,334

Supplemental Disclosure of Cash Flow Information

December 31, 2005
Interest paid of $127,444

Supplemental Disclosure of Noncash Investing and Financing Activities

Year ended December 31, 2006

1. Issuance of warrants in exchange for prepaid services of $168,039
2. Debt converted to common stock of $1,576,336
3. Payment of accrued interest through the issuance of stock of $183,596
4. Issuance of stock for stock issuance costs of $964,676 incurred in 2005
5. Stock committed to be issued for services of $650,643 accrued at December 31, 2005 and issued in 2006
6. Accrual of $17,550 for stock committed to be issued for stock issuance costs

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Patents at December 31, 2006 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. ("Valley") (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carryover basis. The patents are being amortized over the remaining lives of the patents, which range from 11-15 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

Revenue Recognition

The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses was made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies and pharmaceutical preparations, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities.

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

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share and diluted loss per common share is computed based on the weighted Per Common Share average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at December 31, 2006 are 9,014,714 options 26,663,081 warrants and 490,000 shares issuable upon the conversion of convertible debt. Included in the weighted average number of shares outstanding are 165,000 common shares committed to be issued but not outstanding at December 31, 2006.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts. The Company believes the fair value of its fixed-rate borrowings approximates the market value.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) released FASB Statement No. 123 (revised 2004), “Share-Based Payment, (“FASB 123R”).” These changes in accounting replace existing requirements under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), and eliminates the ability to account for share-based compensation transaction using APB Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”). The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. This Statement did not change the accounting for similar transactions involving parties other than employees.

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of initially applying this Statement for the Company. At December 31, 2006 the Company has estimated that an additional $1,211,371 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

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

For the year ended December 31, 2005 the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). If the Company had elected to recognize compensation expense based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amount indicated below:

Year ended December 31, 2005

Net loss, as reported	$(11,763,853)
Add stock-based employee compensation expense included in reported loss	15,752
Less total stock-based employee compensation expense determined under the fair value based method for all awards	(791,111)

Pro forma net loss	$(12,539,212)

Basic and diluted loss per common share, as reported	$(0.62)
Basic and diluted loss per common share, pro forma	$(0.67)

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method.  See Notes 1 and 5 for information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s fiscal-2007 year.  We do not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained.  FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 in the first quarter of fiscal 2007, effective as of December 31, 2006, the beginning of the Company’s 2007 fiscal year.  We do not believe the adoption of FIN No. 48 will have a material impact on the Company’s consolidated financial position or results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for the Company as of December 30, 2007, the beginning of the Company’s fiscal-2008 year.  We are assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  SFAS No. 158 requires an employer to initially apply the requirement to recognize the funded status of a benefit plan as of the end of the employer’s fiscal year ending after December 16, 2006.  In addition, SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 will not have an impact on the Company’s consolidated financial position or results of operations as the Company does not have a defined benefit plan.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We are assessing the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

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

3. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at the option of the Company. The Company is committed to pay a total of $12,480 in lease payments over three months, which is the remainder of its current lease term at December 31, 2006. The Company plans to renew the lease at the end of the current lease term. Rent expense was approximately $49,000 and $45,000 in 2006 and 2005, respectively.

Employee Agreements

On May 1, 2006, we entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $467,000 over four months, which is the remainder of the current employment agreements at December 31, 2006. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by us without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during his performance of services under the agreement.

Each agreement generally provides that if the executive’s employment is terminated prior to a change in control (as defined in the agreement) (1) due to expiration or non-extension of the term by us; or (2) by us for any reason other than for cause (as defined in the agreement), then such executive shall be entitled to receive payments under the agreement as if the agreement was still in effect through the end of the period in effect as of the date of such termination. If the executive’s employment (1) is terminated by the company at any time for cause, (2) is terminated by executive prior to, and not coincident with, a change in control or (3) is terminated by executive’s death, disability or retirement prior to a change in control, the executive (or his estate, as the case may be) shall be entitled to receive payments under the agreement through the last date of the month of such termination, a pro rata portion of any incentive or bonus payment earned prior to such termination, any benefits to which he is entitled under the terms and conditions of the pertinent plans in effect at termination and any reasonable expenses incurred during the performance of services under the agreement.

In the event that coincident with or following a change in control, the executive’s employment is terminated or the agreement is not extended (1) by action of the executive including his death, disability or retirement or (2) by action of the company not for cause, the executive (or his estate, as the case may be) shall be entitled to receive payments under the agreement through the last date of the month of such termination, a pro rata portion of any incentive or bonus payment earned prior to such termination, any benefits to which he is entitled under the terms and conditions of the pertinent plans in effect at termination and any reasonable expenses incurred during the performance of services under the agreement. In addition, the company shall pay to the executive (or his estate, as the case may be), within 30 days following the date of termination or on the effective date of the change in control (whichever occurs later), a lump sum payment in cash in an amount equal to 2.90 times the base salary paid in the preceding calendar year, or scheduled to be paid to such executive during the year of such termination, whichever is greater, plus an additional amount sufficient to pay United States income tax on the lump sum amount paid.

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

(f) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2006 and 2005, none of these targets have been met and accordingly, no costs have been recorded.

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

In May 2006, 350,000 warrants were exercised for $334,000 resulting in 350,000 shares issued. During April, May and June, the Company issued 60,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $58,400. In August and September 2006, 732,534 warrants were exercised for $693,357 resulting in 732,534 shares issued. During the three months ended September 30, 2006, the Company issued 335,000 warrants to consultants in exchange for services. At December 31, 2006, $155,814 of these costs have been charged to operations with the remaining $84,019 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully vested and non-forfeitable. In November 2006, 100,000 warrants were forfeited. During the three months ended December 31, 2006, the Company issued 85,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $71,790. The fair market value for the warrants issued in 2006 ranged from $0.67 to $1.11.

  (j) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company a placement agent to assist the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

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

(k) In January 2004, the Company issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. These shares were recorded as a prepaid consulting expense and were fully amortized at December 31, 2004. Consulting costs charged to operations were $62,500. These 36,764 shares, along with 75,000 shares committed in 2003 were issued in August 2004. The 75,000 shares committed to be in 2003 were the result of a cashless exercise of 200,000 warrants in 2003, which were not issued as of December 31, 2003. In August 2004, the Company also issued 15,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $25,200. In September 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,666. In October 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $13,666. In November 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,000. In December 2004, the Company issued 7,500 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $3,525.

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

(m) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company may, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of December 31, 2005 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20 million, and the Company may draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration. The full amount was amortized as of December 31, 2005 with $272,540 amortized in 2005.

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

In September 2006, the Company completed a private placement transaction with 7 accredited investors pursuant to which the Company sold a total of 708,200 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $708,200. The Company paid $92,067 and issued 70,820 shares of common stock at a fair market value of $84,984 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

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

During the three months ended December 31, 2006, the Company completed a private placement transaction with 10 accredited investors pursuant to which the Company sold 1,400,000 shares of common stock at a purchase price of $1.00 per share of which 150,000 are committed to be issued at December 31, 2006, for an aggregate purchase price of $1,400,000. The Company paid $137,500, issued 125,000 shares of common stock at a fair market value of $148,750, and committed to pay $16,500 and to issue 15,000 shares of common stock at a fair market value of $17,550 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction which is accrued at December 31, 2006. The cash and accrued stock costs have been off-set against the proceeds received.

(o) The Company issued 175,000 warrants each month from March 2005 to November 2005 resulting in total warrants of 1,575,000 to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $985,010.

5. Stock Incentive Plan and Warrants

The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 10,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

Included in the results for the year ended December 31, 2006 is $1,862,456, of stock-based compensation expense which relates to the fair value of stock options and restricted stock units, net of expected forfeitures, granted prior to December 31, 2006 which continue to vest over the related employees requisite service periods which generally end by June 2009.

      In 2003, the Company issued stock options to employees in which the exercise price was less than the market price on the date of grant. These options vest over three years and accordingly, $15,752 of expense was recorded for the year ended December 31, 2005.

      For stock options granted to employees during 2006 and 2005, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Weighted average fair value per options granted	$0.96	$0.66
Significant assumptions (weighted average) risk-free interest rate at grant date	4.0% - 5.0%	4.0%
Expected stock price volatility	116% - 130%	130%
Expected option life (years)	10	10

On March 1, 2004, the Company issued 1,200,000 stock options to employees. The options vest over three years with 225,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. On May 27, 2004, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance. On June 28, 2004, the Company issued 100,000 stock options to an employee. The options vest over four years with 25,000 options vesting on the date of grant. The exercise price is the fair market price on the date of issuance.

On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. On May 19, 2005, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance. On May 25, 2005, the Company issued 1,200,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is $0.75 which is greater than the fair market price on the date of issuance. On December 9, 2005, the Company issued 775,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. During 2005 an employee of the Company exercised 26,516 options at an exercise price of $1.10 per share of common stock for $29,167.

Two employees of the Company exercised a total of 114,979 options during the three months ended March 31, 2006 at an exercise price of $1.10 per share of common stock for $126,477. On June 23, 2006, the Company issued 4,000,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. On June 23, 2006, the Company issued 200,000 stock options to its Members of the Board. The options vested on the date of grant. The exercise price is the fair market price on the date of issuance. One employee of the Company exercised a total of 7,166 options during the three months ended June 30, 2006 at an exercise price of $1.10 per share of common stock for $7,882 and another employee of the Company exercised a total of 12,500 options during the three months ended June 30, 2006 at an exercise price of $0.32 per share of common stock for $4,000. One employee of the Company exercised a total of 14,000 options during the three months ended September 30, 2006 at an exercise price of $1.10 per share of common stock for $15,400 and another employee of the Company exercised a total of 3,125 options during the three months ended September 30, 2006 at an exercise price of $0.32 per share of common stock for $1,000. One employee of the Company exercised a total of 7,000 options during the three months ended December 31, 2006 at an exercise price of $1.10 per share of common stock for $7,700.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2005 and 2006, respectively:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at January 1, 2005	1,725,000	$0.32 - 1.25	$0.97
Granted	3,275,000	$0.64 - 0.94	$0.75
Exercised	(26,516)	$ 1.10	$1.10
Forfeited	--	--	--

Outstanding at December 31, 2005	4,973,484	$0.32 - 1.25	$0.83

Options exercisable at December 31, 2005	1,017,234	$0.32 - 1.25	$0.88

Outstanding at January 1, 2006	4,973,484	$0.32 - 1.25	$0.83
Granted	4,200,000	$ 1.02	$1.02
Exercised	(158,770)	$0.32 - 1.10	$1.02
Forfeited	--	--	--

Outstanding at December 31, 2006	9,014,714	$0.32 - 1.25	$0.91

Options exercisable at December 31, 2006	2,406,378	$0.32 - 1.25	$0.86

The following table summarizes information about stock options outstanding at December 31, 2006.

Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2006	Exercisable Weighted Average Exercise Price

$0.32	209,375	6.58 years	$0.32	209,375	$0.32
$0.60	100,000	6.58 years	$0.60	100,000	$0.60
$1.10	1,030,339	7.17 years	$1.10	655,339	$1.10
$0.95	100,000	7.42 years	$0.95	100,000	$0.95
$1.25	100,000	7.50 years	$1.25	75,000	$1.25
$0.64	1,200,000	8.00 years	$0.64	300,000	$0.64
$0.75	1,300,000	8.42 years	$0.75	500,000	$0.75
$0.94	775,000	8.92 years	$0.94	266,664	$0.94
$1.02	4,200,000	9.50 years	$1.02	200,000	$1.02
	9,014,714	8.68 years	$0.91	2,406,378	$0.86

The weighted-average grant-date fair value of options granted during the year 2006 was $0.96. The total intrinsic value of options exercised during the year ended December 31, 2006 was $19,966.

The following is a summary of nonvested stock option activity for the year ended December 31, 2006:
		Weighted Average
	Number of Shares	Grant-Date Fair Value

Nonvested at December 31, 2005	3,956,250	$ 0.75
Granted	4,200,000	$ 0.96
Vested	(1,547,914)	$ 0.80
Canceled	--	--
Nonvested at December 31, 2006	6,608,336	$ 0.87

As of December 31, 2006, there was $4,411,372 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended December 31, 2006 was $1,239,331.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2006. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options.

		Aggregate
	Number of Shares	Intrinsic Value

Outstanding at December 31, 2006	9,014,714	$ 2,491,637

Exercisable at December 31, 2006	2,406,378	$ 805,303

The following table summarizes the warrants granted, exercised and outstanding as of December 31, 2005 and 2006, respectively.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Outstanding at January 1, 2005	4,092,393	$0.50 - 1.25	$0.99
Granted	26,179,565	$0.50 - 1.25	$0.95
Exercised	(1,545,333)	$0.75 - 1.00	$0.76
Forfeited	(1,894,667)	$0.90 - 1.00	$0.92

Outstanding at December 31, 2005	26,831,958	$0.50 - 1.25	$0.96

Warrants exercisable at December 31, 2005	26,831,958	$0.50 - 1.25	$0.96

Outstanding at January 1, 2006	26,831,958	$0.50 - 1.25	$0.96
Granted	1,023,657	$0.75 - 2.16	$0.99
Exercised	(1,092,534)	$0.50 - 1.00	$0.94
Forfeited	(100,000)	$1.25	$1.25

Outstanding at December 31, 2006	26,663,081	$0.50 - 2.16	$0.96

Warrants exercisable at December 31, 2006	26,663,081	$0.50 - 2.16	$0.96

    The following table summarizes information about warrants outstanding at December 31, 2006.

Exercise Price	Number Outstanding and Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.50	10,000	0.92	$0.50
$0.75	664,275	1.25	$0.75
$0.935	17,934,939	3.78	$0.935
$0.94	20,000	0.25	$0.94
$0.98	525,000	3.25	$0.98
$1.00	6,482,043	2.37	$1.00
$1.23	275,000	3.23	$1.23
$1.25	675,000	3.58	$1.25
$2.125	55,147	2.38	$2.125
$2.16	21,677	2.38	$2.16
	26,663,081	3.34	$0.96

6. Convertible Debt.

(a) Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the "Purchase Agreement") between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company ("Gryffindor"), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the "Note"). The Note bears interest at 8% per annum, payable quarterly in arrears, and was due and payable in full on November 26, 2004. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company's obligations under the Note were secured by a first priority security interest in all of the Company's assets, including the capital stock of the Company's wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation ("Xantech"). In addition, the Company's obligations to Gryffindor were guaranteed by Xantech, and Xantech's guarantee was secured by a first priority security interest in all of Xantech's assets.

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

Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bears interest at 8% per annum, payable quarterly in arrears, was due and payable in full on November 26, 2005, and amends and restates the amended note in its entirety. Subject to certain exceptions, the Note is convertible into shares of the Company's common stock on or after November 26, 2004, at which time the principal amount of the Note is convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note is convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and was amortized over the life of the debt using the effective interest method. Amortization of $95,157 has been recorded as additional interest expense as of December 31, 2005.

During 2005, the Company recorded additional interest expense of $36,945 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt.

On November 26, 2005 the Company entered into a redemption agreement with Gryffindor to pay $1,185,959 of the Gryffindor convertible debt and accrued interest of $94,877. Also on November 26, 2005 the Company issued a legal assignment attached to and made a part of that certain Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the original principal amount of $1,185,959 together with interest of $94,877 paid to the order of 8 investors dated November 26, 2005 for a total of $1,280,836. The Company subsequently entered into debt conversion agreements with 7 of the investors for an aggregate of $812,000 of convertible debt which was converted into 1,101,764 shares of common stock at $0.737 per share. As of December 31, 2005, the Company had $468,836 in principal and $3,647 in accrued interest owed to holders of the convertible debentures due on November 26, 2006. At December 31, 2005, the Company recorded additional interest expense of $2,584 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. The $1,280,836 in principal was issued when the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, a discount of $404,932 was recorded for this beneficial conversion feature. The debt discount of $404,932 is being amortized over the life of the debt using the effective interest method. At December 31, 2005, $270,924 of the debt discount has been amortized which includes $256,711 of the unamortized portion of the debt discount related to the debt which was converted.

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

As of December 31, 2006, all principal and accrued interest owed to holders of the November 2005 convertible debentures had been converted. At March 31, 2006, the Company recorded additional interest expense of $8,354 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. At June 30, 2006, the Company recorded additional interest expense of $8,093 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. In 2006 the remaining $417,886 of debt issuance costs have been amortized which includes $189,948 of the unamortized portion of the deferred loan costs related to the converted debt at the time of conversion. In 2006 the remaining debt discount of $134,008 has been amortized.

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

In conjunction with the debt financing, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.25 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $101,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $69,530 which were payable in cash. Total debt issuance costs of $170,530 were recorded as an asset and amortized over the term of the debt. In 2004, in conjunction with the June 25, 2004 transaction (Note 4(1)), the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments received from the sale of common stock. As a result, the unamortized portion of the debt discount at the date of extinguishment of $193,308 and the unamortized portion of the deferred loan costs of $65,930 were recorded as a loss on extinguishment of debt. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as a loss on extinguishement. As part of this redemption, the Company repurchased the beneficial conversion feature amount of $258,345 in 2004.

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

Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount was being amortized over the term of the debt which was three years.

In conjunction with the debt financing, the Company issued warrants to purchase up to 150,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of a finder's fee. The value of warrants was determined to be $144,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $162,500 which were payable in cash. Total debt issuance costs of $306,500 were recorded as an asset and amortized over the term of the debt.

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

At December 31, 2005, $1,872,257 of the total debt discount had been amortized which included $1,454,679 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions.

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

The Company chose to pay the quarterly interest due at June 30, 2005, September 30, 2005 and December 31, 2005 in common stock instead of cash. As a result, accrued interest at June 30, 2005 of $78,904 was paid in 165,766 shares of common stock resulting in additional interest expense of $28,843. 159,780 shares were issued July 11, 2005 and the remaining 5,986 shares were issued November 7, 2005. The accrued interest due September 30, 2005 of $72,985 was converted into 97,955 shares of common stock resulting in additional interest expense of $15,299. 66,667 of these shares were issued on September 30, 2005 and the remaining 31,288 shares were issued October 20, 2005. The interest due December 31, 2005 of $50,486 was converted into 65,742 shares of common stock resulting in additional interest expense of $10,922. The 65,742 shares were not issued as of December 31, 2005 and have been recorded in accrued liabilities at December 31, 2005. The shares were issued January 9, 2006.

In January 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $250,000 of its convertible debt which was converted into 333,333 shares of common stock at $0.75 per share. In March 2006, the Company entered into a total of three debt conversion agreements with two of the March 2005 accredited investors for an aggregate of $500,000 of convertible debt which was converted into 666,667 shares of common stock at $0.75 per share. In May 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $25,000 of its convertible debt which was converted into 33,333 shares of common stock at $0.75 per share. In September 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $112,500 of its convertible debt which was converted into 150,000 shares of common stock at $0.75 per share. In November 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $200,000 of its convertible debt which was converted into 266,666 shares of common stock at $0.75 per share. In December 2006, the Company entered into a debt conversion agreement with one of the March 2005 accredited investors for $20,000 of its convertible debt which was converted into 26,667 shares of common stock at $0.75 per share.

In 2006, $928,090 of the total debt discount has been amortized which includes $386,451 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions. In 2006, $287,493 of the deferred loan costs have been amortized which includes $112,256 of the unamortized portion of the deferred loan costs related to the converted debt at the time of the debt conversions.

At December 31, 2006, the March 2005 convertible debentures totaled $364,703, net of debt discount of $2,797. The full amount is current at December 31, 2006.

The Company chose to pay the quarterly interest due at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 in common stock instead of cash. As a result, accrued interest due March 31, 2006 of $33,274 was converted into 35,939 shares of common stock resulting in additional interest expense of $4,975. 7,656 of these shares were issued March 20, 2006 and the remaining shares of 28,283 were issued March 31, 2006. The accrued interest due June 30, 2006 of $21,305 was converted into 24,674 shares of common stock resulting in additional interest expense of $3,650. These shares were issued June 30, 2006. The accrued interest due September 30, 2006 of $21,010 was converted into 18,888 shares of common stock resulting in additional interest expense of $2,167. These shares were issued September 29, 2006. The accrued interest due December 31, 2006 of $15,086 was converted into 14,760 shares of common stock resulting in additional interest expense of $1,843. These shares were issued December 29, 2006.

7. Loan From Shareholder

During 2002, a shareholder who is also an employee and member of the Company's board of directors loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company as an additional $25,000. Interest expense was $16,525 at December 31, 2005.

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

The value of the stock and warrants received by the shareholder was $311,000 greater than the face value of the debt and accrued interest. The $311,000 was a loss on extinguishment of debt in 2005.

8. Income Taxes

       Reconciliations between the statutory federal income tax rate and the Company’s effective rate were as follow:
Years Ended December 31,	2006		2005
	Amount	%	Amount	%
Federal statutory rate	$ (3,016,000)	(34.0)	$ (3,894,000)	(34.0)
Adjustment to valuation allowance	2,832,000	31.9	3,412,000	29.8
Non-deductible financing costs	184,000	2.1	475,000	4.1
Other	--	--	7,000	0.1

Actual tax benefit	$ --	--	$ --	--

The components of the Company’s deferred income taxes, pursuant to SFAS No. 109, are summarized as follow:

December 31,	2006	2005

Deferred tax assets
Net operating loss carryforwards	$ 5,794,000	$ 4,126,000
Stock compensation	633,000	--
Warrants for services	1,472,000	1,169,000
Deferred tax asset	7,899,000	5,295,000

Deferred tax liability - patent amortization	(3,044,000)	(3,272,000)
Valuation allowance	(4,855,000)	(2,023,000)
Net deferred taxes	$ --	$ --

SFAS No. 109 required a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the development stage and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a valuation allowance for the net deferred tax asset.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $17.0 million, expiring in 2022 through 2026. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carryforwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.

9. Subsequent Events

In January 2007 the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries. The Plan was fully funded for 2007 in January totaling $324,000 or $81,000 per employee. The Plan contributions vest equally over six years and the Plan will be funded at approximately the same level each year in accordance with the provisions of the Plan.

In January and February 2007 the Company completed a private placement transaction with 6 accredited investors pursuant to which the Company sold a total of 265,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $265,000. The Company paid $29,150 and issued 26,500 shares of common stock at a fair market value of $32,130 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction. The cash costs have been off-set against the proceeds received.

In January and February 2007 the Company completed a private placement transaction with 13 accredited investors pursuant to which the Company sold a total of 1,745,742 shares of common stock at a purchase price of $1.05 per share, for an aggregate purchase price of $1,833,029. The Company paid $238,294 and is committed to issue 174,574 shares of common stock at a fair market value of $200,760 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

In January 2007 the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $245,833 of convertible debt which was converted into 327,777 shares of common stock at $0.75 per share.

In February 2007 the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $121,667 of convertible debt which was converted into 162,223 shares of common stock at $0.75 per share. As of February 28, 2007 all principal and accrued interest owed to holders of the March 2005 convertible debentures had been converted.

EXHIBIT INDEX

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

10.1* Provectus Pharmaceuticals, Inc. Amended and Restated 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

10.2* Confidentiality, Inventions and Non-competition Agreement between the Company and H. Craig Dees, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.3* Confidentiality, Inventions and Non-competition Agreement between the Company and Timothy C. Scott, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.4* Confidentiality, Inventions and Non-competition Agreement between the Company and Eric A. Wachter, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.5* Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and Provectus, incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

10.6* Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D, dated January 4, 2005.

10.7** Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D, dated January 4, 2005

10.8*  Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D, dated January 4, 2005

10.9*  Executive Employment Agreement by and between the Company and Peter Culpepper dated January 4, 2005

21.1 +   List of Subsidiaries

23.1 +  Consent of Independent Registered Public Accounting Firm

31.1 +  Certification of CEO pursuant to Rules 13a - 14(a) of the Securities  Exchange Act of 1934.

31.2+ Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1+ Certification Pursuant to 18 U.S.C. ss. 1350.
_____________________________________________

*  Management Compensation Plan
+  Filed herewith

X-1