Form 10QSB
period 2007-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2007-05-11
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-QSB

☒| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes☐ No ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 24, 2007 was 45,450,619

Transitional Small Business Disclosure Format (check one): Yes ☐ No   ☒

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$437,785	$638,334
United States Treasury Notes, total face value $7,037,755 and $6,507,019	7,029,645	6,499,034
Prepaid expenses and other current assets	162,019	173,693

Total Current Assets	7,629,449	7,311,061

Equipment and Furnishings, less accumulated depreciation of $375,035 and $372,721	49,888	30,075
Patents, net of amortization of $2,930,557 and $2,762,777	8,784,888	8,952,668
Deferred loan costs, net of amortization of $247,802 in 2006	--	3,713
Other assets	27,000	27,000

	$16,491,225	$16,324,517

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable - trade	$35,056	$64,935
Accrued compensation	210,762	265,929
Accrued common stock costs	--	17,550
Accrued consulting expense	79,405	42,500
Other accrued expenses	29,500	46,500
March 2005 convertible debt, net of debt discount of $2,797 in 2006	--	364,703

Total Current Liabilities	354,723	802,117

Stockholders' Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 45,450,619 and 42,452,366 shares issued and outstanding, respectively	45,451	42,452
Paid in capital	53,679,590	50,680,353
Deficit accumulated during the development stage	(37,588,539)	(35,200,405)

Total Stockholders' Equity	16,136,502	15,522,400

	$16,491,225	$16,324,517

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2007
Revenues
OTC product revenue	$--	$686	$25,648
Medical device revenue	--	--	14,109

Total revenues	--	686	39,757

Cost of Sales	--	439	15,216

Gross profit	--	247	24,541

Operating expenses
Research and development	$1,089,303	$450,510	$8,217,510
General and administrative	1,205,231	702,519	17,935,199
Amortization	167,780	167,780	2,930,557

Total operating loss	(2,462,314)	(1,320,562)	(29,058,725)

Gain on sale of fixed assets	--	--	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	85,589	22,498	338,982

Interest expense	(11,409)	(1,002,179)	(8,098,004)

Net loss	$(2,388,134)	$(2,300,243)	$(37,588,539)

Basic and diluted loss per common share	$(0.05)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	44,254,344	34,571,508

See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance, at January 17, 2002	--	$ --	$ --	$ --	$ --
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$ 6,680	$ 1,310,320	$ (1,316,198)	$ 802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$ 9,424	$18,780,291	$ (7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$ 10,868	$20,461,632	$ (10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$ 16,134	$23,711,540	$ (14,565,973)	$ 9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$ 27,823	$40,689,144	$ (26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$ 42,452	$50,680,353	$ (35,200,405)	$15,522,400
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	75,933	--	75,933
Exercise of warrants and stock options	130,295	130	135,882	--	136,012
Employee compensation from stock options	--	--	573,395	--	573,395
Issuance of stock pursuant to Regulation D	2,376,817	2,378	1,845,760	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the three months ended March 31, 2007	--	--	--	(2,388,134)	(2,388,134)
Balance, at March 31, 2007	45,450,619	$ 45,451	$53,679,590	$ (37,588,539)	$16,136,502
See accompanying notes to financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2007
Cash Flows From Operating Activities
Net loss	$(2,388,134)	$(2,300,243)	$(37,588,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,314	865	398,036
Amortization of patents	167,780	167,780	2,930,557
Amortization of original issue discount	2,797	657,800	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	42,010	--	1,253,217
Amortization of deferred loan costs	3,713	299,507	2,261,584
Accretion of United States Treasury Notes	(44,203)	(22,498)	(226,401)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	8,354	55,976
Convertible interest	1,258	38,249	389,950
Compensation through issuance of stock options	573,395	261,833	2,501,874
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	--	26,100	5,995,031
Issuance of warrants for services	75,933	--	619,102
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	(30,336)	(64,561)	(120,010)
Increase (decrease) in liabilities
Accounts payable	(29,879)	(72,849)	31,411
Accrued expenses	(35,262)	(107,472)	497,964

Net cash used in operating activities	(1,658,614)	(1,107,135)	(13,919,713)

Cash Flows from investing activities
Proceeds from sale of fixed asset	--	--	180,075
Capital expenditures	(22,127)	(8,601)	(62,049)
Proceeds from investments	5,000,000	--	16,000,000
Purchase of investments	(5,486,408)	(2,468,752)	(22,803,244)

Net cash used in investing activities	(508,535)	(2,477,353)	(6,685,218)

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sale of common stock	1,830,588	315,112	14,979,081
Proceeds from exercise of warrants and stock options	136,012	126,477	2,534,930
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	1,966,600	441,589	21,042,716

Net change in Cash and cash equivalents	$(200,549)	$(3,142,899)	$437,785

Cash and cash equivalents, at beginning of period	$638,334	$6,878,990	$--
Cash and cash equivalents, at end of period	$437,785	$3,736,091	$437,785

Supplemental Disclosure of Noncash Investing and Financing activities:

March 31, 2007

1. Debt converted to common stock of $367,500
2. Payment of accrued interest through the issuance of stock of $1,258
3. Issuance of stock for stock issuance costs of $17,550 incurred in 2006

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2007 are 26,748,081 warrants, 8,884,419 options.

4. Equity and Debt Transactions

(a) In January 2007, the Company issued 150,000 shares committed to be issued at December 31, 2006 for shares sold in 2006. In January 2007, the Company issued 15,000 shares committed to be issued at December 31, 2006 for common stock costs related to shares sold in 2006. The total value for these shares was $17,550 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2006. In January and February 2007 the Company completed a private placement transaction with 6 accredited investors pursuant to which the Company sold a total of 265,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $265,000. The Company paid $29,150 and issued 26,500 shares of common stock at a fair market value of $32,130 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction. The cash costs have been off-set against the proceeds received. Also in January and February 2007 the Company completed a private placement transaction with 13 accredited investors pursuant to which the Company sold a total of 1,745,743 shares of common stock at a purchase price of $1.05 per share, for an aggregate purchase price of $1,833,031. The Company paid $238,293 and issued 174,574 shares of common stock at a fair market value of $200,760 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

(b) In January 2007 the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $245,833 of convertible debt which was converted into 327,777 shares of common stock at $0.75 per share. In February 2007 the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $121,667 of convertible debt which was converted into 162,223 shares of common stock at $0.75 per share.

In February 2007, the remaining total debt discount has been amortized, which is $2,797. In February 2007 the remaining deferred loan costs have been amortized, which is $3,713.

At March 31, 2007 the Company had no remaining principal or accrued interest owed to holders of the March 2005 convertible debentures due on March 31, 2007.

The Company chose to pay a portion of the quarterly interest due at February 28, 2007 in common stock instead of cash. The accrued interest not paid in cash that was due February 28, 2007 of $1,109 was converted into 1,141 shares of common stock resulting in additional interest expense of $149. 358 of these shares were issued on January 25, 2007 and the remaining shares of 783 were issued on February 28, 2007.

(c) At March 31, 2007, $42,010 of prepaid consulting costs relating to warrants issued in 2006 have been charged to operations with the remaining $42,009 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully vested and non-forfeitable. During the three months ended March 31, 2007, the Company issued 85,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $75,933.

5. Stock-Based Compensation

One employee of the Company exercised a total of 120,920 options during the three months ended March 31, 2007 at an exercise price of $1.10 per share of common stock for $133,012. Another employee of the Company exercised a total of 9,375 options during the three months ended March 31, 2007 at an exercise price of $0.32 per share of common stock for $3,000.

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units. Included in the results for the three months ended March 31, 2007 and 2006, is $573,395 and $261,833, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6. Cash Balance Defined Benefit Plan and Trust

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

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the company of Valley and Pure-ific, we believe we have obtained a unique combination of OTC products and core intellectual properties. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth. In 2007, we will carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense to the company and primarily for purposes of attracting strategic investors.

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

Comparison of Three Months Ended March 31, 2007 and March 31, 2006.

Revenues

OTC Product Revenue decreased by $686 in the three months ended March 31, 2007 to $-0- from $686 in the three months ended March 31, 2006. We have discontinued our proof of concept program in November 2006 and have therefore ceased selling our OTC products.

Research and development

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months. Our expanded Phase 1 metastatic melanoma clinical trial and the progress in our expanded Phase 1 breast carcinoma clinical trial was completed in April 2007 for approximately $1,000,000 in the aggregate, most of which has been expended in 2005 and 2006. The planning phase for the expected Phase 2 trial in metastatic melanoma has been completed which will cost approximately $3,000,000 through 2008. This includes expenditures in 2007 to significantly advance the proposed metastatic melanoma study which may provide pivotal efficacy. Additionally, we plan $1,000,000 of expenditures in 2007 to substantially advance our work with other oncology indications. Our Phase 2 psoriasis trial is expected to commence in June 2007 and will cost approximately $1,500,000 over 12 to 24 months. Our Phase 1 liver cancer trial is expected to cost approximately $500,000 in total, and is expected to commence in the third quarter of  2007.

Research and development costs of $1,089,303 for the three months ended March 31, 2007 included depreciation expense of $2,314, consulting and contract labor of $137,738, lab supplies and pharmaceutical preparations of $14,748, insurance of $19,568, legal of $52,830, payroll of $845,968, and rent and utilities of $16,137. Research and development costs of $450,510 for the three months ended March 31, 2006 included depreciation expense of $864, consulting and contract labor of $55,219, lab supplies and pharmaceutical preparations of $17,217, insurance of $8,208, legal of $44,622, payroll of $310,836, and rent and utilities of $13,544. The increase in consulting and contract labor is primarily the result of expense necessary to prepare for additional clinical trials expected to commence in the second quarter of 2007. The increase in payroll is the result of bonuses, pension expense, and the impact of adopting SFAS No. 123(R).

General and administrative

General and administrative expenses increased by $502,712 in the three months ended March 31, 2007 to $1,205,231 from $702,519 for the three months ended March 31, 2006. The increase resulted primarily from higher payroll expenses for general corporate purposes as a result of bonuses, pension expense and the impact of adopting SFAS No. 123(R). Additionally, consulting expense increased $87,000 due to higher accounting expense and Sarbanes-Oxley Section 404 implementation expense.

Cash Flow

As of March 31, 2007, we held approximately $7,500,000 in cash and short-term United States Treasury Notes. At our current cash expenditure rate, this amount will be sufficient to meet our current and planned needs in 2007 and 2008. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2009 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In January and February 2007 the Company completed a private placement transaction with 6 accredited investors pursuant to which the Company sold a total of 265,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $265,000. The Company paid $29,150 and issued 26,500 shares of common stock at a fair market value of $32,130 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction. The cash costs have been off-set against the proceeds received. Also in January and February 2007 the Company completed a private placement transaction with 13 accredited investors pursuant to which the Company sold a total of 1,745,743 shares of common stock at a purchase price of $1.05 per share, for an aggregate purchase price of $1,833,031. The Company paid $238,293 and issued 174,574 shares of common stock at a fair market value of $200,760 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received. The proceeds will be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 11, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 11, 2007, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 11, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

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

                                                                                                                                                               Provectus Pharmaceuticals, Inc.
                                                                                                                                                               By:  /s/ H. Craig Dees, Ph.D.
                                                                                                                                                               H. Craig Dees, Ph.D. Chief Executive Officer

Date: May 11, 2007

EXHIBIT INDEX

Exhibit
No.            Description
31.1          Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 11, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2         Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 11, 2007, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1         Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 11, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and    Peter R. Culpepper, Chief Financial Officer of the Company.