Form 10QSB
period 2007-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2007-08-13
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 30, 2007 was 45,760,619

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$ 232,910	$ 638,334
United States Treasury Notes, total face value $6,571,371 and $6,507,019	6,568,015	6,499,034
Prepaid expenses and other current assets	41,804	173,693

Total Current Assets	6,842,729	7,311,061

Equipment and Furnishings, less accumulated depreciation of $377,349 and $372,721	47,574	30,075
Patents, net of amortization of $3,098,337 and $2,762,777	8,617,108	8,952,668
Deferred loan costs, net of amortization of $247,802 in 2006	--	3,713
Other assets	27,000	27,000

	$ 15,534,411	$ 16,324,517

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$ 83,396	$ 64,935
Accrued compensation	291,646	265,929
Accrued common stock costs	--	17,550
Accrued consulting expense	69,167	42,500
Other accrued expenses	29,500	46,500
March 2005 convertible debt, net of debt discount of $2,797 in 2006	--	364,703

Total Current Liabilities	473,709	802,117

Stockholders' Equity
Common stock; par value $.001 per share; 100,000,000 shares authorized; 45,760,619 and 42,452,366 shares issued and outstanding, respectively	45,761	42,452
Paid in capital	54,911,160	50,680,353
Deficit accumulated during the development stage	(39,896,219)	(35,200,405)

Total Stockholders' Equity	15,060,702	15,522,400

	$ 15,534,411	$ 16,324,517

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative Amounts from January 17, 2002 (Inception) Through June 30, 2007

Revenues
OTC Product Revenue	$--	$394	$--	$1,080	$25,648
Medical Device Revenue	--	--	--	--	14,109
Total revenues	--	394	--	1,080	39,757

Cost of Sales	--	252	--	691	15,216

Gross Profit	--	142	--	389	24,541

Operating Expenses
Research and development	$1,063,282	$814,705	$2,152,585	$1,265,215	$9,280,792
General and administrative	1,160,777	844,600	2,366,008	1,547,119	19,095,976
Amortization	167,780	167,780	335,560	335,560	3,098,337

Total operating loss	(2,391,839)	(1,826,943)	(4,854,153)	(3,147,505)	(31,450,564)

Gain on sale of fixed assets	--	--	--	--	55,075

Loss on extinguishment of debt	--	--	--	--	(825,867)

Investment income	84,159	87,771	169,748	110,268	423,141

Interest expense	--	(590,259)	(11,409)	(1,592,438)	(8,098,004)

Net loss	$(2,307,680)	$(2,329,431)	$(4,695,814)	$(4,629,675)	$(39,896,219)

Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.10)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	45,597,872	37,364,852	44,929,819	35,959,198

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total
Balance, at January 17, 2002	--	$ --	$ --	$ --	$ --
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$ 6,680	$ 1,310,320	$ (1,316,198)	$ 802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$ 9,424	$18,780,291	$ (7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$ 10,868	$20,461,632	$ (10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$ 16,134	$23,711,540	$ (14,565,973)	$ 9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$ 27,823	$40,689,144	$ (26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$ 42,452	$50,680,353	$ (35,200,405)	$15,522,400
Issuance of stock for services	50,000	50	83,950	--	84,000
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	174,118	--	174,118
Exercise of warrants and stock options	390,295	390	332,522	--	332,912
Employee compensation from stock options	--	--	1,426,190	--	1,426,190
Issuance of stock pursuant to Regulation D	2,376,817	2,378	1,845,760	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the six months ended June 30, 2007	--	--	--	(4,695,814)	(4,695,814)
Balance, at June 30, 2007	45,760,619	$ 45,761	$54,911,160	$ (39,896,219)	$15,060,702
See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative Amounts from January 17, 2002 (Inception) through June 30, 2007
Cash Flows From Operating Activities
Net loss	$ (4,695,814)	$ (4,629,675)	$ (39,896,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,628	1,944	400,350
Amortization of patents	335,560	335,560	3,098,337
Amortization of original issue discount	2,797	851,365	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	84,019	--	1,295,226
Amortization of deferred loan costs	3,713	646,192	2,261,584
Accretion of United States Treasury Notes	(101,167)	(71,281)	(283,365)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	16,447	55,976
Convertible interest	1,258	82,082	389,950
Compensation through issuance of stock options	1,426,190	715,666	3,354,669
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	110,667	26,100	6,105,698
Issuance of warrants for services	174,118	58,400	717,287
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Officer/Director advance	--	(273,247)	--
Prepaid expenses and other current assets	47,870	23,192	(41,804)
Increase (decrease) in liabilities
Accounts payable	18,461	14,038	79,751
Accrued expenses	8,717	(19,253)	541,943

Net cash used in Operating Activities	(2,578,983)	(2,222,470)	(14,840,082)

Cash Flows from investing activities
Proceeds from sale of fixed asset	--	--	180,075
Capital expenditures	(22,127)	(8,601)	(62,049)
Proceeds from investments	10,005,000	2,000,000	21,005,000
Purchase of investments	(9,972,814)	(6,423,379)	(27,289,650)

Net cash used in Investing Activities	10,059	(4,431,980)	(6,166,624)

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sale of common stock	1,830,588	525,112	14,979,081
Proceeds from exercise of warrants and stock options	332,912	472,359	2,731,830
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	2,163,500	997,471	21,239,616

Net change in cash and cash equivalents	$ (405,424)	$ (5,656,979)	$ 232,910

Cash and cash equivalents, at beginning of period	$ 638,334	$ 6,878,990	$ --
Cash and cash equivalents, at end of period	$ 232,910	$ 1,222,011	$ 232,910

Supplemental Disclosure of Noncash Investing and Financing Activities:

June 30, 2007

1. Debt converted to common stock of $367,500
2. Payment of accrued interest through the issuance of stock of $1,258
3. Issuance of stock for stock issuance costs of $17,550 incurred in 2006
4. Stock committed to be issued for services of $26,667 accrued at June 30, 2007

June 30, 2006

1. Debt converted to common stock of $1,243,836
2. Payment of accrued interest through the issuance of stock of $143,490
3. Issuance of stock for stock issuance costs of $964,676 incurred in 2005
4. Stock committed to be issued for services of $650,643 accrued at December 31, 2005 and issued in 2006

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information pursuant to Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation ("PPI"). On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical.  As a result, Provectus Pharmaceuticals, Inc. issued 6,680,000 shares of common stock in exchange for all of the issued and outstanding shares of PPI.  As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." ("Provectus" or "the Company"), and PPI became a wholly owned subsidiary of Provectus.  This transaction was recorded as a recapitalization of PPI.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2007 are 26,563,081 warrants, 9,084,419 options.

4. Equity and Debt Transactions

(a) In January 2007, the Company issued 150,000 shares committed to be issued at December 31, 2006 for shares sold in 2006.  In January 2007, the Company issued 15,000 shares committed to be issued at December 31, 2006 for common stock costs related to shares sold in 2006.  The total value for these shares was $17,550 which was based on the market value of the shares issued and was recorded as an accrued liability at December 31, 2006.  In January and February 2007, the Company completed a private placement transaction with 6 accredited investors pursuant to which the Company sold a total of 265,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $265,000.  The Company paid $29,150 and issued 26,500 shares of common stock at a fair market value of $32,130 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received.  Also in January and February 2007,  the Company completed a private placement transaction with 13 accredited investors pursuant to which the Company sold a total of 1,745,743 shares of common stock at a purchase price of $1.05 per share, for an aggregate purchase price of $1,833,031.  The Company paid $238,293 and issued 174,574 shares of common stock at a fair market value of $200,760 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received.

(b) In January 2007, the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $245,833 of convertible debt which was converted into 327,777 shares of common stock at $0.75 per share.  In February 2007 the Company entered into a separate debt conversion agreement with two of its March 2005 accredited investors for $121,667 of convertible debt which was converted into 162,223 shares of common stock at $0.75 per share.

In February 2007, the remaining total debt discount has been amortized, which is $2,797.  In February 2007 the remaining deferred loan costs have been amortized, which is $3,713.

At June 30, 2007 the Company had no remaining principal or accrued interest owed to holders of the March 2005 convertible debentures due on March 31, 2007.

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

 (c) During the three months ended March 31, 2007, $42,010 of prepaid consulting costs relating to warrants issued in 2006 have been charged to operations.  During the three months ended June 30, 2007, the remaining prepaid consulting costs of $42,009 relating to warrants issued in 2006 have been charged to operations.  During the three months ended March 31, 2007, the Company issued 85,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $75,933.  During the three months ended June 30, 2007, the Company issued 85,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $98,185.  In April and May 2007, 260,000 warrants were exercised for $196,900 resulting in 260,000 shares issued.  In May 2007, 10,000 warrants were forfeited.

(d) In May 2007, the Company issued 50,000 shares to consultants in exchange for services.  Consulting costs charged to operations were $84,000.  As of June 30, 2007, the Company is also committed to issue 16,667 shares to consultants in exchange for services.  At June 30, 2007, these shares have a value of $26,667 and have been included in accrued consulting expense.

5. Stock-Based Compensation

One employee of the Company exercised a total of 120,920 options during the three months ended March 31, 2007 at an exercise price of $1.10 per share of common stock for $133,012.  Another employee of the Company exercised a total of 9,375 options during the three months ended March 31, 2007 at an exercise price of $0.32 per share of common stock for $3,000.   On June 21, 2007, the Company issued 200,000 stock options to its Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2007.

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions will be measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units.  Included in the results for the three and six months ended June 30, 2007, is $852,795 and $1,426,190, respectively, of stock-based compensation expense which relates to the fair value of stock options.  Included in the results for the three and six months ended June 30, 2006, is $453,833 and $715,666, respectively, of stock-based compensation expense which relates to the fair value of stock options.

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

Comparison of Three and Six Months Ended June 30, 2007 and June 30, 2006.

Revenues

OTC Product Revenue decreased by $394 in the three months ended June 30, 2007 to $-0- from $394 in the three months ended June 30, 2006.  OTC Product Revenue decreased by $1,080 in the six months ended June 30, 2007 to $-0- from $1,080 in the six months ended June 30, 2006.  We have discontinued our proof of concept program in November 2006 and have therefore ceased selling our OTC products.

Research and development

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  Our expanded Phase 1 metastatic melanoma clinical trial and the second part of our expanded Phase 1 breast carcinoma clinical trial was completed in April 2007 for approximately $1,000,000 in the aggregate, most of which has been expended in 2005 and 2006.  The planning phase for the expected Phase 2 trial in metastatic melanoma has been completed which will cost approximately $3,000,000 through 2008.  This includes expenditures in 2007 to significantly advance the proposed metastatic melanoma study which may provide pivotal efficacy.  Additionally, we plan $1,000,000 of expenditures in 2007 to substantially advance our work with other oncology indications.  Our Phase 2 psoriasis trial is expected to commence in 2007 and will cost approximately $1,500,000 over 12 to 24 months.  Our Phase 1 liver cancer trial is expected to cost approximately $500,000 in total, and is expected to commence in 2007 as well.

Research and development costs of $1,063,282 for the three months ended June 30, 2007 included depreciation expense of $2,314, consulting and contract labor of $166,755, lab supplies and pharmaceutical preparations of $84,263, insurance of $24,088, legal of $90,925, payroll of $680,016, and rent and utilities of $14,921.  Research and development costs of $814,705 for the three months ended June 30, 2006 included depreciation expense of $1,079, consulting and contract labor of $83,635, lab supplies and pharmaceutical preparations of $124,950, insurance of $18,201, legal of $53,150, payroll of $519,786, and rent and utilities of $13,904.  The increase in consulting and contract labor is primarily the result of expense necessary to prepare for advanced clinical trials in final preparations to commence in 2007.  The increase in payroll is the result of raises, and the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period.

Research and development costs of $2,152,585 for the six months ended June 30, 2007 included depreciation expense of $4,628, consulting and contract labor of $304,493, lab supplies and pharmaceutical preparations of $99,011, insurance of $43,656, legal of $143,755, payroll of $1,525,984, and rent and utilities of $31,058.  Research and  development  costs  comprising  the total of $1,265,215 for the six months ending June 30, 2006 included  depreciation  expense of  $1,944,  consulting  and contract labor of  $138,853, lab supplies and pharmaceutical preparations of $142,167, insurance  of $26,409, legal of $97,772, payroll of $830,622, and rent and utilities of $27,448.  The increase in consulting and contract labor is primarily the result of expense necessary to prepare for advanced clinical trials in final preparations to commence in 2007.  The increase in payroll is the result of bonuses, pension expense, raises, and the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period.

General and administrative

General and administrative expenses increased by $316,177 in the three months ended June 30, 2007 to $1,160,777 from $844,600 for the three months ended June 30, 2006.  The increase resulted primarily from higher payroll expenses for general corporate purposes as a result of raises and the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period.  Additionally, consulting expense increased $125,000 due to higher investor and public relations expense.

General and administrative expenses increased by $818,889 in the six months ended June 30, 2007 to $2,366,008 from $1,547,119 for the six months ended June 30, 2006.  The increase resulted primarily from higher payroll expenses for general corporate purposes as a result of bonuses, pension expense, raises and the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period.  Additionally, consulting expense increased $212,000 due to higher external accounting expense, Sarbanes-Oxley Section 404 implementation expense, and investor and public relations expense.

Cash Flow

As of June 30, 2007, we held approximately $6,800,000 in cash and short-term United States Treasury Notes.  At our current cash expenditure rate, this amount will be sufficient to meet our current and planned needs in 2007 and 2008. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products. However, we cannot assure you that we will be successful in selling the OTC assets and licensing our existing OTC products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2009 and beyond. We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

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

        Critical Accounting Policies

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

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of initially applying this Statement for the Company.  At June 30, 2007 the Company has estimated that an additional $704,581 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

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

Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007, the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

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

    (a)   Our annual meeting of shareholders was held on June 21, 2007.

    (b)   The following is a list of all nominees for Director of the Company who were elected at the annual meeting and whose   term of office continued after the annual meeting:

                     H. Craig Dees
         Timothy D. Scott
         Eric A. Wachter
         Stuart R. Fuchs

     (c)   There were present at the annual meeting in person or by proxy 29,840,046 shares of our common stock out of a total of 45,450,619 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

    (d)   The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld Authority
H. Craig Dees	29,767,894	55,152
Timothy C. Scott	29,783,394	39,652
Eric A. Wachter	29,783,994	39,052
Stuart Fuchs	29,715,294	90,552

Item 5. Other Information.

    None.

Item 6. Exhibits

    31.1   Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated August 10, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

    31.2   Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 10, 2007, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

    32.1   Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 10, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance  with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                Provectus Pharmaceuticals, Inc.
                                                                                By:/s/ H. Craig Dees, Ph.D.
                                                                                                                                                                        H. Craig Dees, Ph.D. Chief Executive Officer

Date:  August 10, 2007

EXHIBIT INDEX

Exhibit No.    Description

     31.1    Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated August 10, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2    Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 10, 2007, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

     32.1    Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 10, 2007, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.