Form 10KSB
period 2007-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2008-03-20
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-KSB
(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2007; OR

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

        The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2008, was $28.1 million (computed on the basis of $1.00 per share).

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 13, 2008 was 49,696,294.

         Documents incorporated by reference in Part III hereof: Proxy Statement for 2008 Annual Meeting of Stockholders.

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Provectus Pharmaceuticals, Inc.
Annual Report on Form 10-KSB

Table of Contents
Page
Part I
Item 1A. Risk Factors ...	1
Item 1B. Unresolved Staff Comments............................................................................................................................................................................................	6
Item 1. Description of Business.........................................................................................................................................................................................	7
History
Description Of Business
Intellectual Property
Competition
Federal Regulation of Therapeutic Products
Personnel
Available Information
Item 2. Description of Property .......................................................................................................................................................................................	19
Item 3. Legal Proceedings ................................................................................................................................................................................................	19
Item 4. Submission of Matters to a Vote of Security Holders.......................................................................................................................................	19
Part II
Item 5. Market for Common Equity and Related Stockholder Matters ....................................................................................................................	20
Item 6. Management's Discussion and Analysis or Plan of Operation.......................................................................................................................	21
Plan of Operation
Item 7. Financial Statements..............................................................................................................................................................................................	25
Forward-Looking Statements..........................................................................................................................................................................................	25
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................	25
Item 8A(T). Controls and Procedures............................................................................................................................................................................	25
Item 8B. Other Information..................................................................................................................................................................................................	25
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act ........................	26
Item 10. Executive Compensation ....................................................................................................................................................................................	26
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................................	26
Item 12. Certain Relationships and Related Transactions ...........................................................................................................................................	26
Item 13. Exhibits ...	26
Item 14. Principal Accountant Fees and Services .........................................................................................................................................................	26
Signatures ...	27
Financial Statements ...	29
Exhibit Index ...	53

PART I

Item 1A.  Risk Factors.

Risk Factors

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus. Any of these risks could materially adversely affect our business, operating results, and financial condition:

Our technologies are in early stages of development.

We generated minimal initial revenues from sales and operations in 2006 and 2005, and we do not expect to generate revenues to enable us to be profitable for several calendar quarters unless we sell and/or license our technologies. We must raise substantial additional funds beyond 2008 in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products. We estimate that our existing capital resources will be sufficient to fund our current and planned operations.

Ultimately, we must achieve profitable operations if we are to be a viable entity, unless we are acquired by another company. We intend to proceed as rapidly as possible with the asset sale and licensure of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations beyond 2008 before we can commence revenue generation or that we will be able to achieve or maintain a level of profitability sufficient to meet our operating expenses.

We will need additional capital to conduct our operations and develop our products beyond 2008, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations through 2008; however, we may need additional capital. We have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

Existing stockholders may face dilution from our financing efforts.

We must raise additional capital from external sources to execute our business plan beyond 2008. We plan to issue debt securities, capital stock, or a combination of these securities, if necessary. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

The prescription drug and medical device products in our internal pipeline are at an early stage of development, and they may fail in subsequent development or commercialization.

We are continuing to pursue clinical development of our most advanced pharmaceutical drug products, PH-10 and PV-10, for use as treatments for specific conditions. These products and other pharmaceutical drug and medical device products that we are currently developing will require significant additional research, formulation and manufacture development, and pre-clinical and extensive clinical testing prior to regulatory licensure and commercialization. Pre-clinical and clinical studies of our pharmaceutical drug and medical device products under development may not demonstrate the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Pharmaceutical drug and medical device products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

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

We do not expect any pharmaceutical drug products that we are developing to be commercially available for several years, if at all. Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized products. Further, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Our OTC products are at an early stage of introduction, and we cannot be sure that they will be sold through a combination of asset sale and licensure in the marketplace or that we will have adequate capital to further develop these products, if we decide to do so.

We have previously focused on marketing Pure-ific, one of our OTC products, on a limited basis to establish proof of concept, which we believe we have accomplished. We have recognized minimal revenue from this product, as the sales of this product have not been material. In order for this product, and our other OTC products, to become commercially successful, unless we license and/or sell the underlying assets, we must increase significantly our distribution of them which we do not plan to do.

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

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies, and other public and private research organizations may also conduct research, seek patent protection, and establish collaborative arrangements for research, clinical development, and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

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

Product Competition.  Additionally, since our formerly marketed products are generally established and commonly sold, they were subject to competition from products with similar qualities when we marketed them.

Our OTC product Pure-ific competes in the market with other hand sanitizing products, including in particular, the following hand sanitizers:

•	Purell (owned by Johnson & Johnson);

•	Avagard D (manufactured by 3M); and

•	a large number of generic and private-label equivalents to these market leaders.

Our OTC product GloveAid represents a new product category that has no direct competitors; however, other types of products, such as AloeTouch® disposable gloves (manufactured by Medline Industries) target the same market niche.

Since our prescription products PV-10 and PH-10 have not yet been approved by the United Stated Food and Drug Administration, which we refer to as the “FDA,” or introduced to the marketplace, we cannot estimate what competition these products might face when they are finally introduced, if at all. We cannot assure you that these products will not face significant competition for other prescription drugs and generic equivalents.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property our business could be harmed.

We may not be successful in securing or maintaining proprietary patent protection for our products and technologies we develop or license. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our anticipated sales. While some of our products have proprietary patent protection, a challenge to these patents can be subject to expensive litigation. Litigation concerning patents, other forms of intellectual property, and proprietary technology is becoming more widespread and can be protracted and expensive and can distract management and other personnel from performing their duties.

We also rely upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop a competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

If we are unable to secure or enforce patent rights, trademarks, trade secrets, or other intellectual property, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we infringe on the intellectual property of others, our business could be harmed.

We could be sued for infringing patents or other intellectual property that purportedly cover products and/or methods of using such products held by persons other than us. Litigation arising from an alleged infringement could result in removal from the market, or a substantial delay in, or prevention of, the introduction of our products, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we do not update and enhance our technologies, they will become obsolete.

The pharmaceutical market is characterized by rapid technological change, and our future success will depend on our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products based on our technologies, and to commercialize those products. While we believe that our current technology is adequate for our present needs, if we fail to stay at the forefront of technological development, we will be unable to compete effectively. Our competitors are using substantial resources to develop new pharmaceutical technologies and to commercialize products based on those technologies. Accordingly, our technologies may be rendered obsolete by advances in existing technologies or the development of different technologies by one or more of our current or future competitors.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by four key employees:

•	H. Craig Dees, Ph.D., our Chief Executive Officer;

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Vice President - Pharmaceuticals; and

•	Peter R. Culpepper, CPA, our Chief Financial Officer.

In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drug, medical device and OTC products. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified employees if any of our key employees should choose to leave.

Because we have only four employees in total, our management may be unable to successfully manage our business.

In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

•	Researching diseases and possible therapies in the areas of dermatology and skin care, oncology, and biotechnology;

•	Developing prescription drug, medical device, and OTC products based on our research;

•	Marketing and selling developed products;

•	Obtaining additional capital to finance research, development, production, and marketing of our products; and

•	Managing our business as it grows.

As discussed above, we currently have only four employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas, therefore, falls on Drs. Dees, Scott, Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We anticipate adding an additional regulatory affairs officer on a consulting basis within several months. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future, which could further divert management’s attention from the operation of our business.

Our common stock price can be volatile because of several factors, including a limited public float, which has increased significantly from 2005 to 2007.

During the year ended December 31, 2007, the sale price of our common stock fluctuated from $1.04 to $3.07 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

•	absence of meaningful earnings and ongoing need for external financing;

•	a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price;

•	general volatility of the stock market and the market prices of other publicly traded companies; and

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock trades on the OTC Bulletin Board, as well as the issuance of warrants or convertible debt that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock.

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

Because of our limited operating history, low market capitalization, thin trading volume and other factors, we have historically had to pay high costs to obtain financing and expect to continue to be required to pay high costs for any future financings in which we may participate. For example, our past sales of shares and our sale of the debentures have involved the payment of finder’s fees or placement agent’s fees. These types of fees are typically higher for small companies like us. Payment of fees of this type reduces the amount of cash that we receive from a financing transaction and makes it more difficult for us to obtain the amount of financing that we need to maintain and expand our operations.

It is our general policy to retain any earnings for use in our operation.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

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

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

       Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

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

Overview

Provectus, and its seven wholly owned subsidiaries:

• Xantech Pharmaceuticals, Inc.;

• Pure-ific Corporation;

• Provectus Biotech, Inc.;

• Provectus Devicetech, Inc.;

• Provectus Imaging, Inc.;

• IP Tech, Inc.; and

• Provectus Pharmatech, Inc.

(which we refer to as our subsidiaries) develop, license and market and plan to sell products in three sectors of the healthcare industry:

•	Over-the-counter products, which we refer to in this report as “OTC products;”

•	Prescription drugs; and

•	Medical device systems.

We manage Provectus and our subsidiaries on an integrated basis and when we refer to “we” or “us” or “the company” in this Prospectus, we refer to all eight corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone (865) 769-4011.

Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a portfolio of patented, patentable, and proprietary technologies that support multiple products in the prescription drug, medical device and OTC products categories These patented technologies are for:

•	treatment of cancer;

•	novel therapeutic medical devices;

•	enhancing contrast in medical imaging;

•	improving signal processing during biomedical imaging; and

•	enhancing production of biotechnology products.

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

Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. For example, the active pharmaceutical ingredient (API) in our ethical products is already approved for other medical uses by the FDA and has a long history of safety for use in humans. This use of known APIs for novel uses and in novel formulations minimizes potential adverse concerns from the FDA, since considerable safety data on the API is available (either in the public domain or via license or other agreements with third parties holding such information). In similar fashion, our OTC products are based on established APIs and, when possible, utilize formulations (such as aerosol or cream formulations) that have an established precedent. (For more information on compliance issues, see “Federal Regulation of Therapeutic Products,” below.) In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of safe, consumer-friendly products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.

Over-the-Counter Pharmaceuticals

Our OTC products are designed to be safer and more specific than competing products. Our technologies offer practical solutions for a number of intractable maladies, using ingredients that have limited or no side effects compared with existing products. To develop our OTC products, we typically use compounds with potent antibacterial and antifungal activity as building blocks and combine these building blocks with anti-inflammatory and moisture-absorbing agents. Products with these properties can be used for treatment of a large number of skin afflictions, including:

•	hand irritation associated with use of disposable gloves;

•	eczema; and

•	mild to moderate acne.

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

Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users’ hands during and after the wearing of disposable gloves. During 2003, we ran a pilot scale run at the manufacturer of GloveAid. We now intend to license this product to a third party with experience in the institutional sales market.

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

Dermatology

Our most advanced prescription drug candidate for treatment of topical diseases on the skin is PH-10, a topical gel. Rose Bengal, the active ingredient in PH-10, is “photoactive” it reacts to light of certain wavelengths, increasing its therapeutic effects. PV-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a “photodynamic” treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PV-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PV-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of about three to five millimeters. For this reason, we have developed PH-10 combined with green-light activation for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues.

Acute psoriasis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, called “plaques,” for which current treatments are few and those that are available have potentially serious side effects. According to Roenigk and Maibach (Psoriasis, Third Edition, 1998), there are approximately five million people in the United States who suffer from psoriasis, with an estimated 160,000 to 250,000 new psoriasis cases each year. There is no known cure for the disease at this time. According to the National Psoriasis Foundation, the majority of psoriasis sufferers, those with mild to moderate cases, are treated with topical steroids that can have unpleasant side effects. None of the other treatments for moderate cases of psoriasis have proven completely effective. The 25-30% of psoriasis patients who suffer from more severe cases generally are treated with more intensive drug therapies or PUVA, a light-based therapy that combines the drug Psoralen with exposure to ultraviolet A light. While PUVA is one of the more effective treatments, it increases a patient’s risk of skin cancer.

We believe that PH-10 activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, PH-10 was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of “rebound” (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We are continuing the required Food and Drug Administration reporting to support the active Investigational New Drug application for PH-10’s Phase 2 clinical trials on psoriasis. The required reporting includes the publication of results regarding the multiple treatment scenario of the active ingredient in PH-10. We are now conducting Phase 2 studies, in which we expect to assess the potential for remission of the disease using a regimen of bi-weekly treatments similar to those used for PUVA.

Actinic Keratosis. According to Schwartz and Stoll (Fitzpatrick’s Dermatology in General Medicine, 1999), actinic keratosis, or “AK” (also called solar keratosis or senile keratosis), is the most common pre-cancerous skin lesion among fair-skinned people and is estimated to occur in over 50% of elderly fair-skinned persons living in sunny climates. These experts note that nearly half of the approximately five million cases of skin cancer in the U.S. may have begun as AK. The standard treatments for AK (primarily comprising excision, cryotherapy, and ablation with topical 5-fluorouracil) are often painful and frequently yield unacceptable cosmetic outcomes due to scarring. Building on our experience with psoriasis, we are assessing the use of PH-10 with green-light activation as a possible improvement in treatment of early and more advanced stages of AK. We completed an initial Phase 1 clinical trial of the therapy for this indication in 2001 with the predecessor company that was acquired in 2002. This study, involving 24 subjects, examined the safety profile of a single treatment using topical PH-10 with green light photoactivation and no significant safety concerns were identified. We have decided to prioritize further clinical development of PH-10 for treatment of psoriasis and eczema rather than AK at this time since the market is much larger for psoriasis and eczema.

Severe Acne. According to Berson et al. (Cutis. 72 (2003) 5-13), acne vulgaris affects approximately 17 million individuals in the U.S., causing pain, disfigurement, and social isolation. Moderate to severe forms of the disease have proven responsive to several photodynamic regimens, and we anticipate that PH-10 can be used as an advanced treatment for this disease. Pre-clinical studies show that the active ingredient in PH-10 readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis and actinic keratosis, suggests that therapy with PH-10 will exhibit no significant side effects and will afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne.

As noted above, we are researching multiple uses for PH-10 with green-light activation. Multiple-indication use by a common pool of physicians - dermatologists, in this case - should reduce market resistance to this new therapy.

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing PV-10, a sterile injectible form of Rose Bengal, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we worked toward completion of the extensive scientific and medical materials necessary for filing an Investigational New Drug (IND) application for PV-10 in anticipation of beginning Phase 1 clinical trials for breast and liver cancer. This IND was filed and allowed by the FDA in 2004 setting the stage for two Phase 1 clinical trials; namely, treating metastatic melanoma and recurrent breast carcinoma. We started both of these Phase 1 clinical trials in 2005 and completed the initial Phase 1 objectives for both in 2006.  We completed the expanded Phase 1 objectives for the metastatic melanoma study in 2007, and then commenced a Phase 2 study.

Liver Cancer. The current standard of care for liver cancer is ablative therapy (which seeks to reduce a tumor by poisoning, freezing, heating, or irradiating it) using either a localized injection of ethanol (alcohol), cryosurgery, radiofrequency ablation, or ionizing radiation such as X-rays. Where effective, these therapies have many side effects and selecting therapies with fewer side effects tends to reduce overall effectiveness. Combined, ablative therapies have a five-year survival rate of 33% - meaning that only 33% of those liver cancer patients whose cancers are treated using these therapies survive for five years after their initial diagnoses. In pre-clinical studies we have found that direct injection of PV-10 into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects. Based on these encouraging preclinical results, we are assessing strategies for initiation of clinical trials of PV-10 for treatment of liver cancer.

Breast Cancer. Breast cancer afflicts over 200,000 U.S. citizens annually, leading to over 40,000 deaths. Surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, resulting in serious side effects that in many cases are permanent. Moreover, current treatments are relatively ineffective against metastases, which in many cases are the eventual cause of patient mortality. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of PV-10 into these tumors ablates the tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. Since fine-needle biopsy is a routine procedure for diagnosis of breast cancer, and since the needle used to conduct the biopsy also could be used to direct an injection of PV-10 into the tumor, localized destruction of suspected tumors through direct injection of PV-10 clearly has the potential of becoming a primary treatment. We are evaluating options for expanding clinical studies of direct injection of PV-10 into breast tumors while completing expanded Phase 1 clinical studies of our indication for PV-10 in recurrent breast carcinoma.

Prostate Cancer. Cancer of the prostate afflicts approximately 190,000 U.S. men annually, leading to over 30,000 deaths. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that direct injection of PV-10 into prostate tumors may selectively ablate such tumors, and, as in the case of liver and breast tumors, may also elicit an anti-tumor immune response capable of eradicating distant metastases. Since trans-urethral ultrasound, guided fine-needle biopsy and immunotherapy, along with brachytherapy implantation, are becoming routine procedures for diagnosis and treatment of these cancers, we believe that localized destruction of suspected tumors through direct injection of PV-10 can become a primary treatment. We are evaluating options for initiating clinical studies of direct injection of PV-10 into prostate tumors, and expect to formulate final plans based on results from clinical studies of our indications for PV-10 in the treatment of liver and breast cancer.

Metastatic Melanoma. Melanoma is expected to strike 60,000 people in the U.S. this year, leading to 8,100 deaths. The incidence of melanoma in Australia, where our expanded Phase 2 clinical study is currently underway, is up to 5X that of the U.S. There have been no significant advances in the treatment of melanoma for approximately 30 years. We are continuing Phase 2 clinical studies in both Australia and the U.S. of direct injection of PV-10 into melanoma lesions and we completed the expanded Phase 1 clinical studies of our indication for PV-10 in Stage 3 and Stage 4 metastatic melanoma.

Medical Devices

We have medical device technologies to address two major markets:

•	cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

•	therapeutic uses, including photoactivation of PH-10 other prescription drugs and non-surgical destruction of certain skin cancers.

We expect to further develop medical devices through partnerships with, or selling our assets to, third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers.

Photoactivation. Our clinical tests of PH-10 for dermatology have, up to the present, utilized a number of commercially available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for PH-10.  Access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatological treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipate that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturer.

Melanoma. A high priority in our medical devices field is the development of a laser-based product for treatment of melanoma. We have conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S. However, we believe that our extremely successful results could be extrapolated to treatment of primary melanomas of the skin, which have an incidence of over 60,000 new cases annually in the U.S. and a 6% five-year survival rate after metastasis of the tumor. We have performed similar laser treatments on large (averaging approximately 3 millimeters thick) cutaneous melanoma tumors implanted in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment. Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. From these results, we believe that a device for laser treatment of primary melanomas of the skin and eye is nearly ready for human studies. We anticipate partnering with, or selling our assets to, a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see “Federal Regulation of Therapeutic Products" below.

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

We have commenced limited sales of Pure-ific, our antibacterial hand spray. We sold small amounts of this product during 2004, 2005 and 2006.  There were no sales in 2007.  We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces through licensure, partnership and asset sale arrangements, and through potential merger and acquisition candidates.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

U.S. Patent No	Title	Issue Date	Expiration Date

5,829,448	Method for improved selectivity in -activation of molecular agents	November 3, 1998	October 30, 2016
5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents	November 10, 1998	October 30, 2016
5,998,597	Method for improved selectivity in -activation of molecular agents	December 7, 1999	October 30, 2016
6,042,603	Method for improved selectivity in photo-activation of molecular agents	March 28, 2000	October 30, 2016
6,331,286	Methods for high energy phototherapeutics	December 18, 2001	December 21, 2018
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	September 17, 2002	April 6, 2020
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	October 22, 2002	April 6, 2020
6,493,570	Method for improved imaging and photodynamic therapy	December 10, 2002	December 10, 2019
6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins	December 17, 2002	April 6, 2020
6,519,076	Methods and apparatus for optical imaging	February 11, 2003	October 30, 2016
6,525,862	Methods and apparatus for optical imaging	February 25, 2003	October 30, 2016
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	April 1, 2003	April 6, 2020
6,986,740	Ultrasound contrast using halogenated xanthenes	January 17, 2006	September 9, 2023
6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease	January 31, 2006	May 5, 2023
7,036,516	Treatment of pigmented tissues using optical energy	May 2, 2006	January 28, 2020
7,201,914	Combination antiperspirant and antimicrobial compositions	April 10, 2007	May 15, 2024

We continue to pursue patent applications on numerous other developments we believe to be patentable. We consider our issued patents, our pending patent applications and any patentable inventions which we may develop to be extremely valuable assets of our business.

Trademarks

We own the following trademarks used in this document:  GloveAid(TM) and Pure-ific(TM) (including Pure-ific(TM) and Pure-ific(TM) Kids). We also own the registered trademark PulseView®. Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

Material Transfer Agreement

We have entered into a Material Transfer Agreement dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as “SPAH”, the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company. This Material Transfer Agreement is still in effect. We refer to this agreement in this report as the “Material Transfer Agreement.” Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. The Material Transfer Agreement covers four U.S. patents that cover biological material manufacturing technologies (i.e., biotech related). The Material Transfer Agreement continues indefinitely, unless SPAH terminates it by giving us notice or determines that it does not wish to secure from us a license for our technologies. The Material Transfer Agreement can also be terminated by either of us in the event the other party breaches the agreement and does not cure the breach within 30 days of notice from the other party. We can give you no assurance that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.

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

At present, our most direct competitors are smaller companies that are exploiting niches similar to ours. In the field of photodynamic therapy, one competitor, QLT, Inc., has received FDA approval for use of its agent Photofrin® for treatment of several niche cancer indications, and has a second product, Visudyne®, approved for treatment of certain forms of macular degeneration. Another competitor in this field, Dusa Pharmaceuticals, Inc. received FDA approval of its photodynamic product Levulan® Kerastik® for treatment of actinic keratosis. We believe that QLT and Dusa, among other competitors, have established a working commercial model in dermatology and oncology, and that we can benefit from this model by offering products that, when compared to our competitors’ products, afford superior safety and performance, greatly reduced side effects, improved ease of use, and lower cost, compared to those of our competitors.

While it is possible that eventually we may compete directly with major pharmaceutical companies, we believe it is more likely that we will enter into joint development, marketing, or other licensure arrangements with such competitors. Eventually, we believe that we will be acquired.

We also have a number of market areas in common with traditional skincare cosmetics companies, but in contrast to these companies, our products are based on unique, proprietary formulations and approaches. For example, we are unaware of any products in our targeted OTC skincare markets that are similar to our Pure-ific products. Further, proprietary protection of our products may help limit or prevent market erosion until our patents expire.

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

Applicable medical devices can be cleared for commercial distribution through a notification to the FDA under Section 510(k) of the applicable statute. The 510(k) notification must demonstrate to the FDA that the device is as safe and effective and substantially equivalent to a legally marketed or classified device that is currently in interstate commerce. Such devices may not require detailed testing. Certain high-risk devices that sustain human life, are of substantial importance in preventing impairment of human health, or that present a potential unreasonable risk of illness or injury, are subject to a more comprehensive FDA approval process initiated by filing a premarket approval, also known as a “PMA,” application (for devices) or accelerated approval (for drugs).

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

Employees

We currently employ four persons, all of whom are full-time employees.

Personnel

Our executive officers and directors are:

H. Craig Dees, Ph.D., 56, has served as our Chief Executive Officer and as a member of our Board of Directors since we acquired PPI, a privately held Tennessee Corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the Board of Directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 49, has served as our President and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 45, has served as our Vice President – Pharmaceuticals and as a member of our Board of Directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 48, was appointed to serve as our Chief Financial Officer in February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Stuart Fuchs, 60, has served as a member of our Board of Directors since January 23, 2003. He is the co-founder and has been a managing principal of Gryffindor, a Chicago-based venture capital firm, since January 2000. Before joining Gryffindor, he was a founding stockholder of several biotech companies, including Angiogen LLC (since 1998), which develops combinations of drugs to stimulate in vivo production of factors that inhibit the growth of blood vessels in tumors, and Nace Pharma LLC (since 1996), which develops drugs that employ novel drug delivery technologies. Through Nace Resources Inc., a Delaware corporation providing strategic and financial advice to companies in the technology sector, Mr. Fuchs has formed or participated in groups of investors on behalf of several companies, including Miicro Inc., Celsion Corp. and Photogen. Before founding Nace Resources Inc., he served for 19 years as an investment banker with Goldman, Sachs & Co., where he co-managed the firm’s public finance activities for the Midwest region. Before joining Goldman, Sachs & Co., Mr. Fuchs was a lawyer in private practice with Barrett Smith Schapiro & Simon in New York. Mr. Fuchs holds an A.B. degree from Harvard College and a J.D. from Harvard Law School and is a member of the Association of the Bar of the City of New York.

Available Information

Provectus Pharmaceuticals, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” To comply with those requirements, we file annual reports, quarterly reports, periodic reports and other reports and statements with the Securities and Exchange Commission, which we refer to as the “SEC.” You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room, at 100 F. Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which you can access electronic copies of materials we file with the SEC.

Our Internet address is http://www.pvct.com. We have made available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% shareholders and amendments to those reports). To receive paper copies of our SEC materials, please contact us by U.S. mail, telephone, facsimile or electronic mail at the following address:

Provectus Pharmaceuticals, Inc.

Attention: President

7327 Oak Ridge Highway, Suite A

Knoxville, TN 37931

Telephone: 865/769-4011

Facsimile: 865/769-4013

Electronic mail: info@pvct.com

Item 2. Description of Property.

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $4,300 per month, and the lease is renewed on an annual basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended December 31, 2007, we did not submit any matters to a vote of our stockholders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2006:

	High	Low
2006
First Quarter (January 1 to March 31)	$1.20	$0.83
Second Quarter (April 1 to June 30)	1.97	1.01
Third Quarter (July 1 to September 30)	1.47	0.94
Fourth Quarter (October 1 to December 31)	1.34	1.11

2007
First Quarter (January 1 to March 31)	1.64	1.04
Second Quarter (April 1 to June 30)	1.94	1.29
Third Quarter (July 1 to September 30)	3.07	1.44
Fourth Quarter (October 1 to December 31)	2.49	1.55

The closing price for our common stock on March 13, 2008 was $1.00.  High and low quotation information was obtained from data provided by Yahoo!  Inc. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of March 13, 2008, we had 1,817 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended  December 31, 2007, we did not sell any securities which were not registered under the Securities Act of 1933, as amended, which we refer to as the  "Securities  Act".

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Critical Accounting Policies

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent. The patents are being amortized over the remaining lives of the patents, which range from 11-14 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

Stock-Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment" (FASB 123R), effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of our initially applying this Statement. At December 31, 2007 we have estimated that an additional $430,152 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued and is expensed on a straight-line basis. For purposes of estimating the fair value of each stock option on the date of grant, we utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because our employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses is made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies and pharmaceutical preparations, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $25,800 in lease payments over six months, which is the remainder of our current lease term at December 31, 2007.

Capital Structure

Our ability to continue as a going concern is assured due to our financing completed during 2006 and warrants exercised in 2007. At the current rate of expenditures, we will not plan to raise additional capital until late 2008, although our existing funds are sufficient to meet anticipated needs throughout 2008 and well into 2009.

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

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2007, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

In the short term, we intend to develop our business by selling the OTC assets and licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific.  We are also now considering a spin out of the wholly-owned subsidiary that contains the OTC assets.  We will also sell and/or license our medical device and biotech technologies and consider a spin out of those non-core wholly-owned subsidiaries.  In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration for prescription drugs in particular.  Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat as well as additional treatments for those and other conditions.

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  Our expanded Phase 1 metastatic melanoma clinical trial and the second group of our expanded Phase 1 breast carcinoma clinical trial was completed in April 2007 for approximately $1,000,000 in the aggregate, most of which has been expended in 2005 and 2006.  The planning phase for the expected Phase 2 trial in metastatic melanoma has been completed which will cost approximately $3,000,000 through 2008.  This includes expenditures in 2007 to significantly advance the Phase 2 trial in metastatic melanoma that commenced in August 2007 and which may provide pivotal efficacy.  Additionally, we planned $1,000,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the initiation of the third group of our expanded Phase 1 breast carcinoma clinical trial.  Our Phase 2 psoriasis trial commenced in November 2007 and will cost approximately $1,500,000 over 12 months.  Our Phase 1- 2 liver cancer trial is expected to cost approximately $500,000 in total and is expected to commence in early 2008.  Total research and development project expense in 2007 was approximately $3,000,000.  We anticipate expending the same amount in 2008.  The remaining research and development expense in 2007 does not specifically relate to the above project expense in 2007.

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

OTC Product Revenue decreased by $1,368 in 2007 to $-0- from $1,368 in 2006. The decrease in OTC Product Revenue resulted from no online sales. We have discontinued our proof of concept program in November 2006 and have, therefore, ceased selling our OTC products. There was no Medical Device Revenue in 2007 or 2006. The lack of Medical Device Revenue resulted due to no emphasis on selling in 2007 or 2006 versus the sales of devices in prior years.  The Company has designated the OTC and Medical Device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin out of the respective wholly owned subsidiaries.

Research and development

Research and development costs totaling $4,404,958 for 2007 included depreciation expense of $9,256, consulting and contract labor of $661,655, lab supplies and pharmaceutical preparations of $400,687, insurance of $124,244, legal of $297,846, payroll of $2,846,890, and rent and utilities of $64,380. Research and development costs totaling $3,016,361 for 2006 included depreciation expense of $4,442, consulting and contract labor of $481,400, lab supplies and pharmaceutical preparations of $259,198, insurance of $43,361, legal of $202,044, payroll of $1,969,474, and rent and utilities of $56,442. The approximately $180,000 increase in consulting and contract labor is the result of the consulting costs for the beginning of the Phase 2 clinical trial programs for both metastatic melanoma and psoriasis. The approximately $141,000 increase in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to provide for the Phase 2 clinical trials that commenced in 2007. Approximately $699,000 of the increase in payroll is the result of raises and bonuses and approximately $178,000 is the result of the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period.  The remaining increase in research and development expense of $191,000 is primarily due to increases in insurance and legal expenses related to the furtherance of clinical trial development.

General and administrative

General and administrative expenses increased by $1,701,464 in 2007 to $5,236,061 from $3,534,597 in 2006. The increase resulted primarily from higher payroll expenses for general corporate purposes due to raises and bonuses totaling approximately $720,000 and as a result of the impact of stock option expense for stock options issued at the end of June 2006 which vest over a three-year period totaling approximately $300,000.  The remaining increase of approximately $681,000 is due to higher external accounting expense, Sarbanes-Oxley Section 404 implementation expense, financial, investor and public relations expense, and legal expenses for non-core spinout preparation.

Cash Flow

As of December 31, 2007, we held approximately $7,300,000 in cash and short-term United States Treasury Notes.  At our current cash expenditure rate, this amount will be sufficient to meet our current and planned needs in 2008 and into 2009. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products as well as other non-core assets.  However, we cannot assure you that we will be successful in selling the OTC and other non-core assets and licensing our existing OTC products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to require additional funds to meet our long-term needs in 2009 and beyond.  We anticipate these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 was effective for the Company as of January 1, 2007, the beginning of the Company’s fiscal-2007 year. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change, and an estimated range of reasonable possible changes in tax uncertainties, FIN No. 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely-than-not that the position will be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 in the first quarter of fiscal 2007, effective as of January 1, 2007, the beginning of the company’s 2007 fiscal year. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007.  SFAS No. 157 will be adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year. We are assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 will be adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year. We are assessing the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

Item 7. Financial Statements.

Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-KSB indicated below.

Page
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets as of December 31, 2007 December 31, 2006	29
Consolidated Statements of Operations for the years December 31, 2007 and 2006, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2007	30
Consolidated Statements of Shareholders' Equity for years ended December 31, 2007 and 2006, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2007	31
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, cumulative amounts from January 17, 2002 (Inception) through December 31, 2007	33
Notes to Consolidated Financial Statements	35

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

Item 8B.   Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Except as set forth  below, the information called for by this item with respect to our executive officers as of March 20, 2008 is furnished in Part I of this report under the heading  "Personnel--Executive  Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2008, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Code of Ethics

We have adopted a formal Code of Ethics.  The Company’s four employees adhere to high standards of ethics and have signed a formal policy.

Item 10. Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2008, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2008, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2008, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page 53 of this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2008, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-KSB for the year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Provectus Pharmaceuticals, Inc.

                                By: /s/ H. Craig Dees
                                H. Craig Dees, Ph.D. Chief Executive Officer

Date:    March 20, 2008

Signature	Title	Date
/s/ H. Craig Dees H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 20, 2008
/s/ Peter R. Culpepper Peter R. Culpepper, CPA	Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2008
/s/ Timothy C. Scott Timothy C. Scott, Ph.D.	President and Director	March 20, 2008
/s/ Eric A. Wachter , Ph.D Eric A. Wachter, Ph.D.	Vice President - Pharmaceuticals and Director	March 20, 2008
/s/ Stuart Fuchs Stuart Fuchs	Director	March 20, 2008

 Report of Independent Registered Public Accounting Firm

 Board of Directors
 Provectus Pharmaceuticals, Inc.
 Knoxville, Tennessee

We have  audited  the  accompanying  consolidated  balance  sheets of  Provectus Pharmaceuticals,  Inc., a development  stage company, as of December 31, 2007 and 2006  and the  related  consolidated  statements  of  operations,  stockholders' equity,  and cash flows for the period  from  January 17,  2002  (inception)  to December 31, 2007 and for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material   respects,   the financial position of Provectus Pharmaceuticals, Inc.  at December  31,  2007 and 2006, and the results of its operations  and its cash flows for the period from January 17, 2002  (inception) to December 31, 2007 and for each of the two years in the period ended  December 31, 2007 in conformity  with  accounting  principles  generally  accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share Based Payment."

                                                /s/BDO Seidman, LLP

Chicago, Illinois
March 20, 2008

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$352,389	$638,334
United States Treasury Notes, total face value of $6,910,157 and $6,507,019	6,907,837	6,499,034
Prepaid expenses and other current assets	99,460	173,693

Total Current Assets	7,359,686	7,311,061

Equipment and Furnishings, less accumulated depreciation of $381,977 and $372,721	42,946	30,075

Patents, net of amortization of $3,433,897 and $2,762,777	8,281,548	8,952,668

Deferred loan costs, net of amortization of $103,018 in 2006	--	3,713

Other assets	27,000	27,000

	$15,711,180	$16,324,517
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable – trade	$455,192	$64,935
Accrued compensation and payroll taxes	274,011	265,929
Accrued common stock costs	--	17,550
Accrued consulting expense	102,037	42,500
Other accrued expenses	48,430	46,500
March 2005 convertible debt, net of debt discount of $2,797 in 2006	--	364,703

Total Current Liabilities	879,670	802,117

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 49,399,281 and 42,452,366 shares issued and outstanding, respectively	49,399	42,452
Paid-in capital	59,988,147	50,680,353
Deficit accumulated during the development stage	(45,206,036)	(35,200,405)

Total Stockholders’ Equity	14,831,510	15,522,400

	$15,711,180	$16,324,517
See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2007
Revenues
OTC product revenue	$--	$1,368	$25,648
Medical device revenue	--	--	14,109
Total revenues	--	1,368	39,757

Cost of sales	--	875	15,216

Gross profit	--	493	24,541

Operating expenses
Research and development	4,404,958	3,016,361	11,533,165
General and administrative	5,236,061	3,534,597	21,966,029
Amortization	671,120	671,120	3,433,897

Total operating loss	(10,312,139)	(7,221,585)	(36,908,550)

Gain on sale of fixed assets	--	75	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	317,917	253,393	571,310

Net interest expense	(11,409)	(1,902,462)	(8,098,004)

Net loss	$(10,005,631)	$(8,870,579)	$(45,206,036)

Basic and diluted loss per common share	$(0.22)	$(0.23)

Weighted average number of common shares outstanding – basic and diluted	46,350,056	37,973,403

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Paid in capital	Accumulated Deficit		Total
Balance, at January 17, 2002	--	$--	$--	$--		$--

Issuance to founding shareholders	6,000,000	6,000	(6,000)	--		--
Sale of stock	50,000	50	24,950	--		25,000
Issuance of stock to employees	510,000	510	931,490	--		932,000
Issuance of stock for services	120,000	120	359,880	--		360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)		(1,316,198)
Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198	) $	802

Shares issued in reverse merger	265,763	266	(3,911)	--		(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--		5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--		(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--		12,226,320
Exercise of warrants	452,919	453	--	--		453
Warrants issued in connection with convertible debt	--	--	126,587	--		126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--		27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	--	--	--	(5,749,937)		(5,749,937)
Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135	) $	11,723,580

Issuance of stock for services	764,000	764	239,036	--		239,800
Issuance of warrants for services	--	--	145,479	--		145,479
Stock to be issued for services	--	--	281,500	--		281,500
Employee compensation from stock options	--	--	34,659	--		34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--		380,347
Beneficial conversion related to convertible debt	--	--	601,000	--		601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)		(3,155,313)
Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448	) $	(10,251,052)

Issuance of stock for services	733,872	734	449,190	--		449,923
Issuance of warrants for services	--	--	495,480	--		495,480
Exercise of warrants	132,608	133	4,867	--		5,000
Employee compensation from stock options	--	--	15,612	--		15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--		793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--		1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--		360,256
Issuance of convertible debt with warrants	--	--	105,250	--		105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--		(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)		(4,344,525)
Balance, at December 31, 2004	16,133,876	$16,134	$23,711,540	$(14,565,973	) $	9,161,701

Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,362
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,529	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$ 14,387,141

Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$42,452	$50,680,353	$(35,200,405)	$ 15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	$49,399	$59,988,147	$(45,206,036)	$ 14,831,510

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2007

Cash Flows From Operating Activities
Net loss	$(10,005,631)	$(8,870,579)	$(45,206,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,256	4,442	404,978
Amortization of patents	671,120	671,120	3,433,897
Amortization of original issue discount	2,797	1,062,098	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	84,019	84,020	1,295,226
Amortization of deferred loan costs	3,713	705,379	2,261,584
Accretion of United States Treasury Bills	(174,646)	(182,198)	(356,844)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	16,447	55,976
Convertible interest	1,258	122,188	389,950
Compensation through issuance of stock options	2,340,619	1,862,456	4,269,098
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	327,617	26,100	6,322,648
Issuance of warrants for services	472,635	201,984	1,015,804
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	(75)	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	(9,786)	(21,712)	(99,460)
Increase (decrease) in liabilities
Accounts payable	390,257	(25,189)	451,547
Accrued expenses	40,882	68,743	574,108

Net cash used in operating activities	(5,845,890)	(4,274,776)	(18,106,989)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	--	75	180,075
Capital expenditures	(22,127)	(22,230)	(62,049)
Proceeds from investments	19,481,644	11,000,000	30,481,644
Purchase of investments	(19,715,801)	(17,316,836)	(37,032,637)

Net cash used in investing activities	(256,284)	(6,338,991)	(6,432,967)

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sale of common stock	1,830,588	3,183,295	14,979,081
Proceeds from exercise of warrants and stock options	3,985,641	1,189,816	6,384,559
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	5,816,229	4,373,111	24,892,345

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2007
Net change in cash and cash equivalents	$(285,945)	$(6,240,656)	$352,389

Cash and cash equivalents, at beginning of period	$638,334	$6,878,990	$--

Cash and cash equivalents, at end of period	$352,389	$638,334	$352,389

Supplemental Disclosure of Noncash Investing and Financing Activities

    Year ended December 31, 2007

    1. Debt converted to common stock of $367,500
    2. Payment of accrued interest through the issuance of stock of $1,258
    3. Issuance of stock for stock issuance costs of $17,550 incurred in 2006
    4. Stock committed to be issued for services of $28,667 accrued at December 31, 2007 and issued in 2008

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

See accompanying notes to consolidated financial statement.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Nature of Operations

Provectus Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including recurrent breast carcinoma, metastatic melanoma, and liver cancer. The Company intends to license its laser device and biotech technology. Through a previous acquisition, the Company also intends to further develop, if necessary, and license or sell the underlying assets of its over-the-counter pharmaceuticals. To date the Company has no material revenues.

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

Deferred Loan Costs and Debt Discounts

The costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, have been recorded as deferred loan costs and are amortized over the term of the loan using the effective interest method. Additionally, the Company recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt. Debt discounts were amortized over the term of the loan using the effective interest method.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  No impairment was noted.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent.

Patents at December 31, 2007 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carryover basis. The patents are being amortized over the remaining lives of the patents, which range from 9-14 years. Annual amortization of the patents is expected to be approximately $671,000 per year for the next five years.

Revenue Recognition

The Company recognizes revenue when product is shipped. When advance payments are received, these payments are recorded as deferred revenue and recognized when the product is shipped.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses is made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies and pharmaceutical preparations, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities.

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

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Included as of December 31, 2007 and 2006 were 330,881 and 165,000 shares committed to be issued.  Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2007 and 2006 are 22,999,788 and 26,663,081 warrants, and 8,903,169 and 9,014,714 options.  Potential common shares also excluded from the year ended December 31, 2006 are 490,000 shares issuable upon conversion of convertible debt and interest.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, United States Treasury Notes, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.

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

The Company adopted FASB 123R effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of initially applying this Statement for the Company. At December 31, 2007 the Company has estimated that an additional $430,152 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued and is expensed on a straight-line basis. For purposes of estimating the fair value of each stock option or restricted stock unit on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 was effective for the Company as of January 1, 2007, the beginning of the Company’s fiscal-2007 year. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors that could cause a change, and an estimated range of reasonable possible changes in tax uncertainties, FIN No. 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely-than-not that the position will be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 in the first quarter of fiscal 2007, effective as of January 1, 2007, the beginning of the company’s 2007 fiscal year. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007.  SFAS No. 157 will be adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year.  The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 will be adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year.  The Company is assessing the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

2.           Recapitalization and Merger

On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a Merger “blank check” public company, acquired Provectus Pharmaceuticals, Inc., a privately held Tennessee corporation (“PPI”), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the “Company”) and PPI became a wholly owned subsidiary of the Company. Prior to the transaction, PPI had no significant operations and had not generated any revenues.

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

On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc, (“Valley”) a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. Valley had no significant operations and had not generated any revenues. Valley was formed to hold certain intangible assets which were transferred from an entity which was majority owned by the shareholders of Valley. Those shareholders gave up their shares of the other company in exchange for the intangible assets in a non-pro rata split off. The intangible assets were valued based on the market price of the stock given up in the split-off. The shareholders of Valley also owned the majority of the shares of the Company at the time of the transaction. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $12,226,320 and included patents of $11,715,445 and equipment and furnishings of $510,875.

3.           Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at the option of the Company. The Company is committed to pay a total of $25,800 in lease payments over six months, which is the remainder of its current lease term at December 31, 2007. The Company plans to renew the lease at the end of the current lease term. Rent expense was approximately $51,000 and $49,000 in 2007 and 2006, respectively.

Employee Agreements

On July 1, 2007, we entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $800,000 over six months, which is the remainder of the current employment agreements at December 31, 2007. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by us without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during his performance of services under the agreement.

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

(f) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued.  In 2007, the remaining 10,000 warrants were forfeited.  In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2007 and 2006, none of these targets have been met and accordingly, no costs have been recorded.

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

(i) The Company applies the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants issued in 2003 ranged from $0.20 to $0.24 and totaled $145,479. As these amounts represented payments for services to be provided in the future and the warrants were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004.

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

In May 2006, 350,000 warrants were exercised for $334,000 resulting in 350,000 shares issued. During April, May and June, the Company issued 60,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $58,400. In August and September 2006, 732,534 warrants were exercised for $693,357 resulting in 732,534 shares issued. During the three months ended September 30, 2006, the Company issued 335,000 warrants to consultants in exchange for services. At December 31, 2006, $155,814 of these costs have been charged to operations with the remaining $84,019 recorded as prepaid consulting expense as it represents payments for future services and the warrants are fully vested and non-forfeitable. As of December 31, 2007, the prepaid expense has been fully recognized. In November 2006, 100,000 warrants were forfeited. During the three months ended December 31, 2006, the Company issued 85,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $71,790. The fair market value for the warrants issued in 2006 ranged from $0.67 to $1.11.

During the three months ended March 31, 2007, the Company issued 85,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $75,933.  During the three months ended June 30, 2007, the Company issued 85,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $98,185.  In April and May 2007, 260,000 warrants were exercised for $196,900 resulting in 260,000 shares being issued.  In May 2007, 10,000 warrants were forfeited.  During the three months ended September 30, 2007, the Company issued 135,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $250,342.  During the three months ended September 30, 2007, 2,305,756 warrants were exercised for $2,219,657 resulting in 2,305,756 shares being issued.  350,000 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.90.  Additional consulting costs of $35,000 were charged to operations as a result of the reduction of the exercise price of the 350,000 warrants.  During the three months ended December 31, 2007, 1,502,537 warrants were exercised for $1,327,072 resulting in 1,051,656 shares being issued and 330,881 shares committed to be issued as of December 31, 2007 and then issued January 2, 2008.  65,874 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $13,175 were charged to operations as a result of the reduction of the exercise price of the 65,874 warrants. In December 2007, 10,000 warrants were forfeited.  The fair market value for the warrants issued in 2007 ranged from $0.80 to $2.19.

(j) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company used a placement agent to assist with the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

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

In May 2007, the Company issued 50,000 shares to consultants in exchange for services.  Consulting costs charged to operations were $84,000.  In August 2007, the Company issued 50,000 shares to consultants in exchange for services.  Consulting costs charged to operations were $104,950.  In November 2007, the Company issued 50,000 shares to consultants in exchange for services.  Consulting costs charged to operations were $110,000.  As of December 31, 2007, the Company is also committed to issue 16,667 shares to consultants in exchange for services.  At December 31, 2007, these shares have a value of $28,667 and have been included in accrued consulting expense.

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

(m) Pursuant to a Standby Equity Distribution Agreement (“SEDA”) dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. (“Cornell”), the Company could, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006.  No shares were ever issued under this agreement.  The facility was subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA was $20 million, and the Company could draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration.

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

Options granted under the 2002 Stock Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

Included in the results for the year ended December 31, 2007 is $2,340,619 of stock-based compensation expense which relates to the fair value of stock options, net of expected forfeitures, granted prior to December 31, 2007 which continue to vest over the related employees’ requisite service periods which generally end by June 2009.

For stock options granted to employees during 2007 and 2006, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Weighted average fair value per options granted	$ 1.40	$ 0.96
Significant assumptions (weighted average) risk-free interest rate at grant date	4.0% - 5.0%	4.0% - 5.0%
Expected stock price volatility	105% - 116%	116% - 130%
Expected option life (years)	10	10

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

One employee of the Company exercised a total of 120,920 options during the three months ended March 31, 2007 at an exercise price of $1.10 per share of common stock for $133,012.  Another employee of the Company exercised a total of 9,375 options during the three months ended March 31, 2007 at an exercise price of $0.32 per share of common stock for $3,000.   One employee of the Company exercised a total of 100,000 options during the three months ended September 30, 2007 at an exercise price of $0.64 per share of common stock for $64,000.  Another employee of the Company exercised a total of 25,000 options during the three months ended September 30, 2007 at an exercise price of $0.32 per share of common stock for $8,000.  One employee of the Company exercised a total of 50,000 options during the three months ended December 31, 2007 at an exercise price of $0.64 per share of common stock for $32,000.  Another employee of the Company exercised a total of 6,250 options during the three months ended December 31, 2007 at an exercise price of $0.32 per share of common stock for $2,000.  On June 21, 2007, the Company issued 200,000 stock options to its Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2006 and 2007, respectively:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at January 1, 2006	4,973,484	$0.32 – 1.25	$0.83
Granted	4,200,000	$1.02	$1.02
Exercised	(158,770)	$0.32 – 1.10	$1.02
Forfeited	--	--	--

Outstanding at December 31, 2006	9,014,714	$0.32 – 1.25	$0.91

Options exercisable at December 31, 2006	2,406,378	$0.32 – 1.25	$0.86

Outstanding at January 1, 2007	9,014,714	$0.32 – 1.25	$0.91
Granted	200,000	$1.50	$1.50
Exercised	(311,545)	$0.32 – 1.10	$0.78
Forfeited	--	--	--

Outstanding at December 31, 2007	8,903,169	$0.32 – 1.50	$0.93

Options exercisable at December 31, 2007	4,919,832	$0.32 – 1.50	$0.93

The following table summarizes information about stock options outstanding at December 31, 2007.

Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2007	Exercisable Weighted Average Exercise Price

$0.32	168,750	5.58 years	$0.32	168,750	$0.32
$0.60	100,000	5.58 years	$0.60	100,000	$0.60
$1.10	909,419	6.17 years	$1.10	834,419	$1.10
$0.95	100,000	6.42 years	$0.95	100,000	$0.95
$1.25	100,000	6.50 years	$1.25	100,000	$1.25
$0.64	1,050,000	7.00 years	$0.64	450,000	$0.64
$0.75	1,300,000	7.42 years	$0.75	900,000	$0.75
$0.94	775,000	7.92 years	$0.94	533,331	$0.94
$1.02	4,200,000	8.50 years	$1.02	1,533,332	$1.02
$1.50	200,000	9.50 years	$1.50	200,000	$1.50
	8,903,169	7.77 years	$0.93	4,919,832	$0.93

The weighted-average grant-date fair value of options granted during the year 2007 was $1.40. The total intrinsic value of options exercised during the year ended December 31, 2007 was $291,219.

The following is a summary of nonvested stock option activity for the year ended December 31, 2007:

		Weighted Average
	Number of Shares	Grant-Date Fair Value

Nonvested at December 31, 2006	6,608,336	$ 0.87
Granted	200,000	$ 1.40
Vested	(2,824,999)	$ 0.91
Canceled	--	--
Nonvested at December 31, 2007	3,983,337	$ 0.87

As of December 31, 2007, there was $2,350,153 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the year ended December 31, 2007 was $2,572,982.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2007. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,903,169	$ 7,019,590

Exercisable at December 31, 2007	4,919,832	$ 3,881,920

The following table summarizes the warrants granted, exercised and outstanding as of December 31, 2006 and 2007, respectively.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Outstanding at January 1, 2006	26,831,958	$0.50 – 1.25	$0.96
Granted	1,023,657	$0.75 – 2.16	$0.99
Exercised	(1,092,534)	$0.50—1.00	$0.94
Forfeited	(100,000)	$1.25	$1.25

Outstanding at December 31, 2006	26,663,081	$0.50 – 2.16	$0.96

Warrants exercisable at December 31, 2006	26,663,081	$0.50 – 2.16	$0.96

Outstanding at January 1, 2007	26,663,081	$0.50 – 2.16	$0.96
Granted	305,000	$0.75 – 1.75	$0.97
Exercised	(3,948,293)	$0.75—1.23	$0.95
Forfeited	(20,000)	$0.50 – 0.94	$0.72

Outstanding at December 31, 2007	22,999,788	$0.75 – 2.16	$0.96

Warrants exercisable at December 31, 2007	22,999,788	$0.75 – 2.16	$0.96

The following table summarizes information about warrants outstanding at December 31, 2007.

Exercise Price	Number Outstanding and Exercisable at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.75	228,581	0.96	$0.75
$0.935	16,527,781	2.84	$0.935
$0.98	400,000	2.25	$0.98
$1.00	5,081,602	1.84	$1.00
$1.25	675,000	2.58	$1.25
$1.75	10,000	2.50	$1.75
$2.125	55,147	1.38	$2.125
$2.16	21,677	1.38	$2.16
	22,999,788	2.58	$0.96

6. Convertible Debt.

(a)           Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the “Purchase Agreement”) between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company (“Gryffindor”), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the “Note”). The Note bears interest at 8% per annum, payable quarterly in arrears, and was due and payable in full on November 26, 2004. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company's obligations under the Note were secured by a first priority security interest in all of the Company's assets, including the capital stock of the Company's wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation (“Xantech”). In addition, the Company's obligations to Gryffindor were guaranteed by Xantech, and Xantech's guarantee was secured by a first priority security interest in all of Xantech's assets.

Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to another individual Common Stock Purchase Warrants dated November 26, 2002 (the “Warrants”), entitling these parties to purchase, in the aggregate, up to 452,919 shares of common stock at a price of $0.001 per share. Simultaneously with the completion of the transactions described in the Purchase Agreement, the Warrants were exercised in their entirety. The $1,000,000 in proceeds received in 2002 was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option pricing model. The allocated fair value of these warrants was $126,587 and was recorded as a discount on the related debt and was being amortized over the life of the debt using the effective interest method.

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

In conjunction with the debt financing, the Company issued warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $1.25 per share in satisfaction of a finder's fee. The value of these warrants was determined to be $101,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $69,530 which were payable in cash. Total debt issuance costs of $170,530 were recorded as an asset and amortized over the term of the debt. In 2004, in conjunction with the June 25, 2004 transaction (Note 4(1)), the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments received from the sale of common stock. As a result, the unamortized portion of the debt discount at the date of extinguishment of $193,308 and the unamortized portion of the deferred loan costs of $65,930 were recorded as a loss on extinguishment of debt. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as a loss on extinguishment. As part of this redemption, the Company repurchased the beneficial conversion feature amount of $258,345 in 2004.

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

Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount was being amortized over the term of the debt which was three years.

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

The $3,150,000 proceeds received in March and April 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $1,574,900 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company's common stock on the date of issue. As a result, an additional discount of $1,228,244 was recorded for this beneficial conversion feature. The combined debt discount of $2,803,144 was being amortized over the life of the debt using the effective interest method.

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

The Company chose to pay the quarterly interest due at June 30, 2005, September 30, 2005 and December 31, 2005 in common stock instead of cash. As a result, accrued interest at June 30, 2005 of $78,904 was paid in 165,766 shares of common stock resulting in additional interest expense of $28,843. 159,780 shares were issued July 11, 2005 and the remaining 5,986 shares were issued November 7, 2005. The accrued interest due September 30, 2005 of $72,985 was converted into 97,955 shares of common stock resulting in additional interest expense of $15,299. 66,667 of these shares were issued on September 30, 2005 and the remaining 31,288 shares were issued October 20, 2005. The interest due December 31, 2005 of $50,486 was converted into 65,742 shares of common stock resulting in additional interest expense of $10,922. The 65,742 shares were not issued as of December 31, 2005 and were recorded in accrued liabilities at December 31, 2005. The shares were issued January 9, 2006.

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

At December 31, 2007 the Company had no remaining principal or accrued interest owed to holders of the March 2005 convertible debentures due on March 31, 2007.

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

7.           Related Party Transactions

During 2002, a shareholder who is also an employee and member of the Company's board of directors loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company as an additional $25,000.

In December 2005, the Company approved a request from the shareholder to exchange the total loan amount of $174,000 plus accrued interest of $24,529 for 264,705 shares of common stock at $0.75 per share which were committed to be issued at December 31, 2005. These shares were issued on January 3, 2006. In connection with this transaction which was based on the same terms as the private placement conducted at the same time, the Company also issued warrants to the shareholder to purchase up to 330,881 shares of common stock at an exercise price of $0.935 per share.  In December 2007, the employee exercised all of these warrants.

8.           Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective rate were as follow:

Years Ended December 31,	2007		2006
	Amount	%	Amount	%
Federal statutory rate	$ (3,402,000)	(34.0)	$ (3,016,000)	(34.0)
Adjustment to valuation allowance	3,402,000	34.0	2,832,000	31.9
Non-deductible financing costs	--	--	184,000	2.1
Actual tax expense (benefit)	$ --	--	$ --	--

The components of the Company’s deferred income taxes, pursuant to SFAS No. 109, are summarized as follow:

December 31,	2007	2006

Deferred tax assets
Net operating loss carryforwards	$8,014,000	$5,794,000
Stock compensation	1,429,000	633,000
Warrants for services	1,630,000	1,472,000
Deferred tax asset	11,073,000	7,899,000

Deferred tax liability – patent amortization	(2,816,000)	(3,044,000)
Valuation allowance	(8,257,000)	(4,855,000)

Net deferred taxes	$--	$--

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $23.6 million, expiring in 2022 through 2027. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carryforwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.

9.           Cash Balance Defined Benefit Plan and Trust

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries.  In January 2007, the Plan was fully funded for 2007 totaling $324,000 or $81,000 per employee.  The Plan contributions vest immediately after three years of service.  All four employees are fully vested as of January 1, 2007.  The Plan will be funded at approximately the same level each year in accordance with the provisions of the Plan.

EXHIBIT INDEX

Exhibit No	Description

3.1(i)	Restated Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.
3.1(ii)+	Bylaws, as amended, of Provectus Pharmaceuticals, Inc.
4.1	Specimen certificate for the common shares, $.001 par value per share, of Provectus Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2003.
10.1	* Provectus Pharmaceuticals, Inc. Amended and Restated 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.
10.2	* Confidentiality, Inventions and Non-competition Agreement between the Company and H. Craig Dees, incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.
10.3	* Confidentiality, Inventions and Non-competition Agreement between the Company and Timothy C. Scott, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.
10.4
* Confidentiality, Inventions and Non-competition Agreement between the Company and Eric A. Wachter, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.5	* Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and Provectus, incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.
10.6	* Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D, dated January 4, 2005.
10.7	* Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D, dated January 4, 2005.
10.8	* Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D, dated January 4, 2005.
10.9	* Executive Employment Agreement by and between the Company and Peter Culpepper dated January 4, 2005.
21.1 +	List of Subsidiaries
23.1 +	Consent of Independent Registered Public Accounting Firm
31.1 +	Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934
31.2 +	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1 +	Certification Pursuant to 18 U.S.C. ss. 1350.
        __________________
* Management Compensation Plan
+ Filed herewith