Form 10-Q
period 2008-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2008-05-14
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated Filer                                      ☐                                         Accelerated Filer                                             ☐
Non-Accelerated Filer                                        ☐                                         Smaller reporting company                           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No  ☒
The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 24, 2008 was 50,569,675.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$213,362	$352,389
United States Treasury Notes, total face value of $5,202,984 and $6,910,157, respectively	5,201,924	6,907,837
Prepaid expenses and other current assets	72,737	99,460

Total Current Assets	5,488,023	7,359,686

Equipment and Furnishings, less accumulated depreciation of $384,291 and $381,977, respectively	40,632	42,946

Patents, net of amortization of $3,601,677 and $3,433,897, respectively	8,113,768	8,281,548

Other assets	27,000	27,000

	$13,669,423	$15,711,180

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$133,723	$455,192
Accrued compensation and payroll taxes	104,075	274,011
Accrued consulting expense	70,000	102,037
Other accrued expenses	39,500	48,430

Total Current Liabilities	347,298	879,670

Stockholders' Equity Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 50,027,175 and 49,399,281 shares issued and outstanding, respectively	50,027	49,399
Paid-in capital	60,834,119	59,988,147
Deficit accumulated during the development stage	(47,562,021)	(45,206,036)

Total Stockholders' Equity	13,322,125	14,831,510

	$13,669,423	$15,711,180

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2008

Revenues
OTC product revenue	$--	$--	$25,648
Medical device revenue	--	--	14,109

Total revenues	--	--	39,757

Cost of Sales	--	--	15,216

Gross profit	--	--	24,541

Operating expenses
Research and development	1,063,116	1,089,303	12,596,281
General and administrative	1,164,994	1,205,231	23,131,023
Amortization	167,780	167,780	3,601,677

Total operating loss	(2,395,890)	(2,462,314)	(39,304,440)

Gain on sale of fixed assets	--	--	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	39,905	85,589	611,215

Interest expense	--	(11,409)	(8,098,004)

Net loss	$(2,355,985)	$(2,388,134)	$(47,562,021)

Basic and diluted loss per common share	$(0.05)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	49,885,162	44,254,344

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total

Balance, at January 17, 2002	--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	100,000	100	122,400	--	122,500
Issuance of warrants for services	--	--	45,467	--	45,467
Exercise of warrants and stock options	527,894	528	183,874	--	184,402
Employee compensation from stock options	--	--	494,231	--	494,231
Net loss for the three months ended March 31, 2008	--	--	--	(2,355,985)	(2,355,985)
Balance, at March 31, 2008	50,027,175	$50,027	$60,834,119	$(47,562,021)	$13,322,125

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2008
Cash Flows From Operating Activities
Net loss	$(2,355,985)	$(2,388,134)	$(47,562,021)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,314	2,314	407,292
Amortization of patents	167,780	167,780	3,601,677
Amortization of original issue discount	--	2,797	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	42,010	1,295,226
Amortization of deferred loan costs	--	3,713	2,261,584
Accretion of United States Treasury Notes	(12,805)	(44,203)	(369,649)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	1,258	389,950
Compensation through issuance of stock options	494,231	573,395	4,763,329
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	93,833	--	6,416,481
Issuance of warrants for services	45,467	75,933	1,061,271
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	26,723	(30,336)	(72,737)
Increase (decrease) in liabilities
Accounts payable	(321,469)	(29,879)	130,078
Accrued expenses	(182,236)	(35,262)	391,872

Net cash used in operating activities	(2,042,147)	(1,658,614)	(20,149,136)

Cash Flows from investing activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	(22,127)	(62,049)
Proceeds from investments	4,820,000	5,000,000	35,301,644
Purchases of investments	(3,101,282)	(5,486,408)	(40,133,919)

Net cash provided by (used in) investing activities	1,718,718	(508,535)	(4,714,249)

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	--	1,830,588	14,979,081
Proceeds from exercises of warrants and stock options	184,402	136,012	6,568,961
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	184,402	1,966,600	25,076,747

Net change in Cash and cash equivalents	$(139,027)	$(200,549)	$213,362

Cash and cash equivalents, at beginning of period	$352,389	$638,334	$--
Cash and cash equivalents, at end of period	$213,362	$437,785	$213,362

Supplemental Disclosure of Noncash Investing and Financing activities:

March 31, 2008

None

March 31, 2007

1. Debt converted to common stock of $367,500
2. Payment of accrued interest through the issuance of stock of $1,258
3. Issuance of stock for stock issuance costs of $17,550 incurred in 2006

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

On April 1, 2002, SPM Group changed its name to "Provectus Pharmaceutical, Inc." and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation ("PPI"). On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical.  As a result, Provectus Pharmaceuticals, Inc. issued 6,680,000 shares of common stock in exchange for all of the issued and outstanding shares of PPI.  As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly-owned subsidiary of Provectus.  This transaction was recorded as a recapitalization of PPI.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, warrants, and convertible debt as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2008 and 2007 relate to 22,718,776 and 26,748,081 of warrants, and 8,903,169 and 8,884,419 of options.

4. Equity and Debt Transactions

    (a)  During the three months ended March 31, 2008, the Company issued 100,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $122,500.

    (b)  During the three months ended March 31, 2008, the Company issued 60,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $40,657.  During the three months ended March 31, 2008, 197,013 warrants were exercised for $184,402 resulting in 197,013 shares being issued.  Additionally, 330,881 shares committed to be issued as of December 31, 2007 were issued January 2, 2008.  24,050 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $4,810 were charged to operations as a result of the reduction of the exercise price of the 24,050 warrants.  During the three months ended March 31, 2008, 143,999 warrants were forfeited.

5. Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or restricted stock units. Included in the results for the three months ended March 31, 2008 and 2007, is $494,231 and $573,395, respectively, of stock-based compensation expense which relates to the fair value of stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2006 and warrants exercised in 2007. At the current rate of expenditures, we do not plan to raise additional capital until late 2008, although our existing funds are sufficient to meet anticipated needs throughout 2008 and well into 2009.

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

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2007 and the first quarter of 2008, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

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

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  Our expanded Phase 1 metastatic melanoma clinical trial and the second group of our expanded Phase 1 breast carcinoma clinical trial was completed in April 2007 for approximately $1,000,000 in the aggregate, most of which has been expended in 2005 and 2006.  The planning phase for the expected Phase 2 trial in metastatic melanoma has been completed which will cost approximately $3,000,000 through 2008.  This includes expenditures in 2007 to significantly advance the Phase 2 trial in metastatic melanoma that commenced in August 2007 and which may provide pivotal efficacy.  Additionally, we planned $1,000,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the initiation of the third group of our expanded Phase 1 breast carcinoma clinical trial.  Our Phase 2 psoriasis trial commenced in November 2007 and will cost approximately $1,500,000 over 12 months.  Our Phase 1- 2 liver cancer trial is expected to cost approximately $500,000 in total and is expected to commence shortly in 2008.  Total research and development project expense in 2007 was approximately $3,000,000.  We anticipate expending the same amount in 2008.  The remaining research and development expense in 2007 does not specifically relate to the above project expense in 2007.

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenues

OTC Product Revenue was $-0- in both the three months ended March 31, 2008 and 2007.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three months ended March 31, 2008 and 2007. The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and development

Research and development costs of $1,063,116 for the three months ended March 31, 2008 included depreciation expense of $2,314, consulting and contract labor of $176,045, lab supplies and pharmaceutical preparations of $19,492, insurance of $18,523, legal of $91,948, payroll of $734,001, and rent and utilities of $20,793.  Research and development costs of $1,089,303 for the three months ended March 31, 2007 included depreciation expense of $2,314, consulting and contract labor of $137,738, lab supplies and pharmaceutical preparations of $14,748, insurance of $19,568, legal of $52,830, payroll of $845,968, and rent and utilities of $16,137.  The increase in consulting and contract labor is primarily the result of expense necessary to manage the Phase 2 metastatic melanoma and psoriasis clinical trials which commenced in the second half of 2007. The decrease in payroll is primarily the result of lower bonuses, as well as a reduction of stock-based compensation expense.

General and administrative

General and administrative expenses decreased by $40,237 in the three months ended March 31, 2008 to $1,164,994 from $1,205,231 for the three months ended March 31, 2007.  The decrease resulted primarily from lower payroll expenses for general corporate purposes as a result of lower bonuses, as well as a reduction of stock-based compensation expense.

        Cash Flow

As of March 31, 2008, we held approximately $5,400,000 in cash and short-term United States Treasury Notes.  An additional $850,000 in cash has been received in April 2008 due to warrant exercises. At our current cash expenditure rate, the Company’s current funds will be sufficient to meet our current and planned needs in 2008 and well into 2009. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products as well as other non-core assets. However, we cannot assure you that we will be successful in selling the OTC and other non-core assets and licensing our existing OTC products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to need additional funds to meet our long-term requirements in 2009 and beyond.  We anticipate that these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

        Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  The Company’s cash will be used to finance the current and next phases in clinical development of our pharmaceutical products.  We anticipate that any required funds for our operating and development needs beyond 2008 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

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

Stock-Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123R), effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of our initially applying this Statement. At March 31, 2008 we have estimated that an additional $255,921 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued and is expensed on a straight-line basis. For purposes of estimating the fair value of each stock option on the date of grant, we utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Accounting Pronouncement

         In September of 2006,  the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157.  SFAS 157 establishes a standard framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of "fair value" within that framework, and expands disclosures about the use of fair value measurements.  The Company adopted SFAS 157 which had no impact to our financial statements.

Contractual Obligations - Leases

         We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $12,900 in lease payments over three months, which is the remainder of our current lease term at March 31, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, “estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Quarterly Report on Form 10-Q is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-Q was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report of Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

         31.1 Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated May 13, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

         31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 13, 2008, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

         32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 13, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

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

                                                                            Provectus Pharmaceuticals, Inc.
                                                                            By:/s/ H. Craig Dees, Ph.D.
                                                                                                                                                            H. Craig Dees, Ph.D. Chief Executive Officer

Date:  May 13, 2008

EXHIBIT INDEX

Exhibit No.    Description

     31.1            Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated May 13, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2            Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 13, 2008, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

     32.1            Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 13, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.