Form 10-Q
period 2008-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2008-11-14
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

        The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 30, 2008 was 52,571,910.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$448,807	$352,389
United States Treasury Notes, total face value $2,002,832 and $6,910,157, respectively	2,002,832	6,907,837
Investment in preferred units in investment company	2,000,000	--
Prepaid expenses and other current assets	64,301	99,460

Total Current Assets	4,515,940	7,359,686

Equipment and furnishings, less accumulated depreciation of $388,919 and $381,977, respectively	36,004	42,946

Patents, net of amortization of $3,937,237 and $3,433,897, respectively	7,778,208	8,281,548
Other assets	27,000	27,000

	$12,357,152	$15,711,180

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$123,409	$455,192
Accrued compensation and payroll taxes	330,664	274,011
Accrued consulting expense	173,000	102,037
Other accrued expenses	39,500	48,430

Total Current Liabilities	666,573	879,670

Stockholders' Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 52,571,910 and 49,399,281 shares issued and outstanding, respectively	52,572	49,399
Paid in capital	64,309,441	59,988,147
Deficit accumulated during the development stage	(52,671,434)	(45,206,036)

Total Stockholders' Equity	11,690,579	14,831,510

	$12,357,152	$15,711,180

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2008
Revenues
OTC product revenue	$--	$--	$--	$--	$25,648
Medical device revenue	--	--	--	--	14,109

Total revenues	--	--	--	--	39,757

Cost of sales	--	--	--	--	15,216

Gross profit	--	--	--	--	24,541

Operating expenses
Research and development	1,092,005	1,079,345	3,403,789	3,231,930	14,936,954
General and administrative	1,166,588	1,541,364	3,630,028	3,907,372	25,596,057
Amortization	167,780	167,780	503,340	503,340	3,937,237

Total operating loss	(2,426,373)	(2,788,489)	(7,537,157)	(7,642,642)	(44,445,707)

Gain on sale of fixed assets	--	--	--	--	55,075

Loss on extinguishment of debt	--	--	--	--	(825,867)

Investment income	12,849	74,560	71,759	244,308	643,069

Interest expense	--	--	--	(11,409)	(8,098,004)

Net loss	$(2,413,524)	$(2,713,929)	$(7,465,398)	$(7,409,743)	$(52,671,434)

Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.15)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	51,576,330	46,432,567	50,817,198	45,436,240

See accompanying notes to consolidated financial statements.

 PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total

Balance, at January 17, 2002	$--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	$6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	$9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	$10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	$16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	$27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	$42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	$49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	175,000	175	205,575	--	205,750
Issuance of warrants for services	--	--	133,356	--	133,356
Exercise of warrants and stock options	2,997,629	2,998	2,402,047	--	2,405,045
Employee compensation from stock options	--	--	1,580,316	--	1,580,316
Net loss for the nine months ended September 30, 2008	--	--	--	(7,465,398)	(7,465,398)
Balance, at September 30, 2008	$52,571,910	$52,572	$64,309,441	$(52,671,434)	$11,690,579

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2008
Cash Flows From Operating Activities
Net loss	$(7,465,398)	$(7,409,743)	$(52,671,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,942	6,942	411,920
Amortization of patents	503,340	503,340	3,937,237
Amortization of original issue discount	--	2,797	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	84,019	1,295,226
Amortization of deferred loan costs	--	3,713	2,261,584
Accretion of United States Treasury Notes	(16,451)	(142,314)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	1,258	389,950
Compensation through issuance of stock options	1,580,316	1,847,397	5,849,414
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	205,750	230,617	6,528,398
Issuance of warrants for services	133,356	459,460	1,149,160
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	35,159	71,173	(64,301)
Increase (decrease) in liabilities
Accounts payable	(331,783)	(31,831)	119,764
Accrued expenses	118,686	301,288	692,794

Net cash used in operating activities	(5,230,083)	(4,071,884)	(23,337,072)

Cash Flows from Investing Activities
Proceeds from sale of fixed asset	--	--	180,075
Capital expenditures	--	(22,127)	(62,049)
Increase in investment in preferred units in investment company	(2,000,000)	--	(2,000,000)
Proceeds from investments	14,043,000	14,760,644	44,524,644
Purchase of investments	(9,121,544)	(15,421,173)	(46,154,181)

Net cash provided by (used in) investing activities	2,921,456	(682,656)	(3,511,511)

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sale of common stock	--	1,830,588	14,979,081
Proceeds from exercise of warrants and stock options	2,405,045	2,624,569	8,789,604
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	2,405,045	4,455,157	27,297,390

Net change in cash and cash equivalents	$96,418	$(299,383)	$448,807

Cash and cash equivalents, at beginning of period	$352,389	$638,334	$--
Cash and cash equivalents, at end of period	$448,807	$338,951	$448,807

Supplemental Disclosure of Noncash Investing and Financing Activities:

September 30, 2008
    None

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

3. Basic and Diluted Loss Per Common Share

       Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options, and warrants as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2008 and 2007 relate to 20,520,617 and 24,392,325 of warrants, and 8,915,093 and 8,959,419 of options, respectively.

4. Equity and Debt Transactions

    (a)  During the three months ended March 31, 2008, the Company issued 100,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $122,500. During the three months ended June 30, 2008, the Company issued 12,500 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $13,000. During the three months ended September 30, 2008, the Company issued 62,500 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.

    (b)  During the three months ended March 31, 2008, the Company issued 60,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $40,657. During the three months ended March 31, 2008, 197,013 warrants were exercised for $184,402 resulting in 197,013 shares being issued.  24,050 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $4,810 were charged to operations as a result of the reduction of the exercise price of the 24,050 warrants.  During the three months ended March 31, 2008, 143,999 warrants were forfeited.  Additionally, 330,881 shares committed to be issued as of December 31, 2007 were issued January 2, 2008.  During the three months ended June 30, 2008, the Company issued 12,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $5,254.   During the three months ended June 30, 2008, 1,075,104 warrants were exercised for $980,064 resulting in 1,075,104 shares being issued.  576,012 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.90.  Additional consulting costs of $57,602 were charged to operations as a result of the reduction of the exercise price of the 576,012 warrants.  15,050 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $3,010 were charged to operations as a result of the reduction of the exercise price of the 15,050 warrants.  During the three months ended September 30, 2008, the Company issued 21,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $22,023.   During the three months ended September 30, 2008, 1,156,555 warrants were exercised for $1,081,704 resulting in 1,156,555 shares being issued.

5. Stock-Based Compensation

    One employee of the Company exercised a total of 193,281 options during the three months ended June 30, 2008 at exercise prices ranging from $0.32 to $1.02 per share of common stock for $109,600.  Another employee of the Company exercised a total of 44,795 options during the three months ended June 30, 2008 at an exercise price of $1.10 per share of common stock for $49,275.   On June 3, 2008, the Company issued 50,000 stock options to a newly appointed Member of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2008.  On June 27, 2008, the Company issued 200,000 stock options to its re-elected Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at September 30, 2008.

    Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the results for the three and nine months ended September 30, 2008, is $425,085 and $1,580,316, respectively, of stock-based compensation expense which relates to the fair value of stock options.  Included in the results for the three and nine months ended September 30, 2007, is $421,207 and $1,847,397, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6. Investment in Preferred Units in Investment Company

    On September 15, 2008, the Company invested $2,000,000 in two preferred units in an investment company.  This investment is redeemable at par at the option of the Company on December 15, 2008.  In addition, the investment is redeemable at the option of the Company on October 15 and November 15, 2008 in the event the return on the investment is less than 1%.

7. Fair Value Measurements

    As of January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements. On October 10, 2008, the FASB issued FSP FAS No. 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008 for the Company. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations or financial position. See below for additional disclosures about fair value measurement.

    As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company holds United States Treasury Notes and two preferred units in an investment company that are carried at fair value.

    Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information.  FAS 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets  or liabilities;

  Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

    The Company's fair value investments are categorized into the following levels:
    Level 1 consists of U. S. Treasury Notes whose value is based on quoted market prices.

    Level 2 is not applicable for the Company at this time.

    Level 3 consists of two preferred units in an investment company where the Company cannot corroborate the significant valuation inputs with market observable data.  However, the Company has determined that the carrying value of the investment approximates fair value given the short-term redemption period.

    The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications, if any, are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

    The following table sets forth the assets of the Company that are measured at fair value on a recurring basis at September 30, 2008.

Financial assets:	Total	Level 1	Level 2	Level 3
United States Treasury Notes	$2,002,832	$2,002,832	$-	$-
Investment in preferred units in investment company	2,000,000	-	-	2,000,000
Total financial assets	$4,002,832	$2,002,832	$-	$2,000,000

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

We intend to proceed as rapidly as possible with the asset sale and licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through licensing of our existing medical device and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to the asset sale and licensure of our OTC products, we cannot provide assurance that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Our current plans include continuing to operate with our four employees during the immediate future, but we have added additional consultants and anticipate adding more consultants in the next 12 months.  Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

Plan of Operation

         With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2007 and the first nine months of 2008, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

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

                  We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  The Phase 2 trial in metastatic melanoma has been significantly completed which is expected to cost approximately $3,000,000 through 2008 and 2009, of which approximately $1,725,000 has been expended thus far.  Additionally, we planned $1,000,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008 for approximately $100,000.  Our Phase 2 psoriasis trial commenced in November 2007 and is expected to cost approximately $1,500,000, of which approximately $1,075,000 has been expended thus far.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and the cost is included in the psoriasis trial budget.  Our Phase 1- 2 liver cancer trial is expected to cost approximately $500,000 in total and is expected to commence at the end of 2008 or early in 2009.

Comparison of Three and Nine Months Ended September 30, 2008 and September 30, 2007

Revenues

        OTC Product Revenue was $-0- in both the three and nine months ended September 30, 2008 and 2007.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three and nine months ended September 30, 2008 and 2007. The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

        Research and development

         Research and development costs of $1,092,005 for the three months ended September 30, 2008 included depreciation expense of $2,314, consulting and contract labor of $369,567, lab supplies and pharmaceutical preparations of $34,622, insurance of $39,758, legal of $79,733, payroll of $547,769, and rent and utilities of $18,242.  Research and development costs of $1,079,345 for the three months ended September 30, 2007 included depreciation expense of $2,314, consulting and contract labor of $157,128, lab supplies and pharmaceutical preparations of $10,773, insurance of $55,066, legal of $99,628, payroll of $738,504, and rent and utilities of $15,932.  The increase in consulting and contract labor is primarily the result of expense for the Phase 2 metastatic melanoma clinical trial and related melanoma study expenditures.  The decrease in payroll is the result of lower bonuses and stock option expense in 2008 offset partially by higher salaries in 2008.

         Research and development costs of $3,403,789 for the nine months ended September 30, 2008 included depreciation expense of $6,942, consulting and contract labor of $900,661, lab supplies and pharmaceutical preparations of $100,003, insurance of $76,737, legal of $222,299, payroll of $2,039,578, and rent and utilities of $57,569.  Research and development costs of $3,231,930 for the nine months ended September 30, 2007 included depreciation expense of $6,942, consulting and contract labor of $461,621, lab supplies and pharmaceutical preparations of $109,784, insurance of $98,722, legal of $243,383, payroll of $2,264,488, and rent and utilities of $46,990.  The increase in consulting and contract labor is primarily the result of expense for the Phase 2 metastatic melanoma clinical trial and related melanoma study expenditures.  The decrease in payroll is the result of lower bonuses and stock option expense in 2008 offset partially by higher salaries in 2008.

General and administrative

        General and administrative expenses decreased by $374,776 in the three months ended September 30, 2008 to $1,166,588 from $1,541,364 for the three months ended September 30, 2007.  Most of the decrease resulted primarily from lower payroll expenses as a result of lower bonuses and stock option expense in 2008 offset partially by higher salaries in 2008.  Additionally, part of the decrease is due to lower IT consulting and corporate legal expense offset partially by higher travel expenses.

        General and administrative expenses decreased by $277,344 in the nine months ended September 30, 2008 to $3,630,028 from $3,907,372 for the nine months ended September 30, 2007.  The components of general and administrative expenses are consistent and comparable during the nine months ended September 30, 2008 and 2007 except for a decrease in payroll expenses which is the result of lower bonuses and stock option expense in 2008 offset partially by higher salaries in 2008.

Cash Flow

         As of September 30, 2008, we held approximately $2,500,000 in cash and short-term United States Treasury Notes and $2,000,000 in two preferred units in an investment company which will convert into cash by December 2008.  At our current cash expenditure rate, the Company’s current funds will be sufficient to meet our current and planned needs in 2008 and well into 2009. We have been increasing our expenditure rate by accelerating some of our research programs for new research initiatives; in addition, we are seeking to improve our cash flow through the asset sale and licensure of our OTC products as well as other non-core assets. However, we cannot assure you that we will be successful in selling the OTC and other non-core assets and licensing our existing OTC products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to need additional funds to meet our long-term requirements in 2009 and beyond.  We anticipate that these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  The Company’s cash will be used to finance the current and next phases in clinical development of our pharmaceutical products.  We anticipate that any required funds for our operating and development needs beyond mid 2009 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders. For further information on funding sources, please see the notes to our financial statements included in this report.

Critical Accounting Policies

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent. The patents are being amortized over the remaining lives of the patents, which range from 11-14 years.  Annual amortization of the patents is expected to be approximately $671,000 for the next five years.

Stock-Based Compensation

        We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123R), effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of FASB 123R for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of FASB 123R that remain unvested on the effective date. There was no cumulative effect of our initially applying this Statement. At September 30, 2008 we have estimated that an additional $45,751 will be expensed over the applicable remaining vesting periods for all share-based payments granted to employees on or before December 31, 2005 which remained unvested on January 1, 2006.

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

Contractual Obligations - Leases

        We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. Our current lease term was renewed in August 2008 with an expiration of June 30, 2009.  The lease payment is $4,300 per month.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-Q was prepared, in order to allow timely decisions regarding required disclosure.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6.  Exhibits

    31.1 Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated November 14, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2008, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

     32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 14, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: November 14, 2008	By:	/s/ H. Craig Dees, Ph.D.
Name: H. Craig Dees, Ph.D.
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.    Description

31.1     Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2     Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 14, 2008, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

32.1     Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 14, 2008, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.