Form 10-K
PROVECTUS PHARMACEUTICALS INC
filed 2009-03-31
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-K
(Mark One)
[×] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2008; OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from __________ to _______________

Commission file number: 0-9410

Provectus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified)

Nevada	90-0031917
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee	37931
(Address of Principal Executive Offices)	(Zip Code)

866-594-5999
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:
  Common shares, par value $.001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]                                             Accelerate filer [ ]                                           Non-accelerated filer [ ]                                           Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes [_] No [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $26.7 million (computed on the basis of $0.90 per share).  The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 17, 2009 was 53,384,188.

Documents incorporated by reference in Part III hereof:
Proxy Statement for 2009 Annual Meeting of Stockholders.

Provectus Pharmaceuticals, Inc.
Annual Report on Form 10-K

PART I
Item 1.  Description of Business.

History

Provectus Pharmaceuticals, Inc. is currently a development-stage pharmaceutical Company, formerly known as "Provectus Pharmaceutical, Inc." and "SPM Group, Inc.," was incorporated under Colorado law on May 1, 1978.  SPM Group ceased operations in 1991, and became a development-stage company effective January 1, 1992, with the new corporate purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate.

On April 1, 2002, SPM Group changed its name to "Provectus  Pharmaceutical, Inc." and  reincorporated  in  Nevada  in  preparation  for a  transaction  with Provectus Pharmaceuticals,  Inc., a privately-held Tennessee corporation,  which we refer to as "PPI." On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical.  As a result, holders  of  6,680,000  shares  of  common  stock  of  Provectus  Pharmaceutical exchanged their shares for all of the issued and  outstanding  shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to "Provectus Pharmaceuticals, Inc." and PPI became a wholly-owned subsidiary of Provectus. For accounting purposes, we treated this transaction as a recapitalization of PPI.

On November 19, 2002, we acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging our subsidiary PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Valley had minimal operations and had no revenues prior to the transaction with us.  By acquiring Valley, we acquired our most important intellectual property, including issued U.S. patents and patentable inventions, with which we intend to develop:

•	prescription drugs, medical and other devices (including laser devices) and over-the-counter pharmaceutical products in the fields of dermatology and oncology; and

•	technologies for the preparation of human and animal vaccines, diagnosis of infectious diseases and enhanced production of genetically engineered drugs.

Prior to the acquisition of Valley we were considered to be, and continue to be, in the development stage and have not generated any revenues from the assets we acquired.

On December 5, 2002, we acquired the assets of Pure-ific  L.L.C., a Utah limited liability company, and created a wholly-owned  subsidiary, Pure-ific Corporation, to operate that business. We acquired the product formulations for Pure-ific personal sanitizing sprays, along with the "Pure-ific" trademarks.

Overview

Provectus, and its seven wholly-owned subsidiaries:

• Xantech Pharmaceuticals, Inc.;

• Pure-ific Corporation;

• Provectus Biotech, Inc.;

• Provectus Devicetech, Inc.;

• Provectus Imaging, Inc.;

• IP Tech, Inc.; and

• Provectus Pharmatech, Inc.,

which we refer to as our subsidiaries, develop, license, market and plan to sell products in three sectors of the healthcare industry:

•	Over-the-counter products, which we refer to in this report as “OTC products;”

•	Prescription drugs; and

•	Medical device systems.

    Provectus has designated all of its subsidiaries as non-core except for Provectus Pharmatech, Inc., which owns the patented technologies for its prescription drug product candidates for the treatment of cancer and serious skin diseases.  The non-core subsidiaries own patented technologies for a range of other products that are intended to be further developed and licensed.  The potential further development and licensure would likely be facilitated via the Company selling a majority stake of the underlying assets of each non-core subsidiary.  This transaction would likely be accomplished through a non-core spin-out process which would enable each non-core subsidiary to become a separately traded public company.  Each new public entity can then raise funds without diluting the shareholders of the Company.

      We manage Provectus and our subsidiaries on an integrated basis and when we refer to “we” or “us” or “the Company” in this Prospectus, we refer to all eight corporations considered as a single unit. Our principal executive offices are located at 7327 Oak Ridge Highway, Suite A, Knoxville, Tennessee 37931, telephone (866) 594-5999.

Through discovery and use of state-of-the-art scientific and medical technologies, the founders of our pharmaceutical business have developed a portfolio of patented, patentable, and proprietary technologies that support multiple products in the prescription drug, medical device and OTC products categories.  These patented technologies are for:

•	treatment of cancer and serious skin diseases,

•	novel therapeutic medical devices,

•	enhancing contrast in medical imaging,

•	improving signal processing during biomedical imaging, and

•	enhancing production of biotechnology products.

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

Our first commercially available products are directed into the OTC market, as these products pose minimal or no regulatory compliance barriers to market introduction. For example, the active pharmaceutical ingredient (API) in our ethical products is already approved for other medical uses by the FDA and has a long history of safety for use in humans. This use of known APIs for novel uses and in novel formulations minimizes potential adverse concerns from the FDA, since considerable safety data on the API is available (either in the public domain or via licenses or other agreements with third parties holding such information). In similar fashion, our OTC products are based on established APIs and, when possible, utilize formulations (such as aerosol or cream formulations) that have an established precedent (for more information on compliance issues, see “Federal Regulation of Therapeutic Products,” below). In this fashion, we believe that we can diminish the risk of regulatory bars to the introduction of safe, consumer-friendly products and minimize the time required to begin generating revenues from product sales. At the same time, we continue to develop higher-margin prescription pharmaceuticals and medical devices, which have longer development and regulatory approval cycles.

Over-the-Counter Pharmaceuticals

Our OTC products are designed to be safer and more specific than competing products. Our technologies offer practical solutions for a number of intractable maladies, using ingredients that have limited or no side effects compared with existing products. To develop our OTC products, we typically use compounds with potent antibacterial and antifungal activity as building blocks and combine these building blocks with anti-inflammatory and moisture-absorbing agents. Products with these properties can be used for treatment of a large number of skin afflictions, including:

•	hand irritation associated with use of disposable gloves,

•	eczema, and

•	mild to moderate acne.

Where appropriate, we have filed or will file patent applications and will seek other intellectual property protection to protect our unique formulations for relevant applications.

GloveAid

Personnel in many occupations and industries now use disposable gloves daily in the performance of their jobs, including:

•	Airport security personnel;

•	Food handling and preparation personnel;

•	Health care workers such as hospital and blood bank personnel; and

•	Laboratory researchers;

•	Police, fire and emergency response personnel;

•	Postal and package delivery handlers and sorters; and

•	Sanitation workers.

       Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users’ hands during and after the wearing of disposable gloves. During 2003, we ran a pilot scale run at the manufacturer of GloveAid. The Company now intends to license this product to a third party with experience in the institutional sales market which the Company has been discussing with interested groups and the Company also intends to sell a majority stake of the underlying assets via a non-core spin-out transaction.

Pure-ific

       Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for six hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain stores) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  The Company now intends to license the Pure-ific product which the Company has been discussing with interested groups and the Company also intends to sell a majority stake of the underlying assets via a non-core spin-out transaction.

Acne

A number of dermatological conditions, including acne and other blemishes result from a superficial infection which triggers an overwhelming immune response. We anticipate developing OTC products similar to the GloveAid line for the treatment of mild to moderate cases of acne and other blemishes. Wherever possible, we intend to formulate these products to minimize or avoid significant regulatory bars that might adversely impact the time to market.

Prescription Drugs

We are developing a number of prescription drugs which we expect will provide minimally invasive treatment of chronic severe skin afflictions such as psoriasis, eczema, and acne; and several life-threatening cancers such as those of the liver, breast and prostate. We believe that our products will be safer and more specific than currently existing products. Use of topical or other direct delivery formulations allows these potent products to be conveniently and effectively delivered only to diseased tissues, thereby enhancing both safety and effectiveness. The ease of use and superior performance of these products may eventually lead to extension into OTC applications currently serviced by less safe, more expensive alternatives. All of these products are in either the pre-clinical or clinical trial stage.

Dermatology

Our most advanced prescription drug candidate for treatment of topical diseases on the skin is PH-10, a topical gel. Rose Bengal, the active ingredient in PH-10, is “photoactive” in that it reacts to light of certain wavelengths thereby increasing its therapeutic effects. PH-10 also concentrates in diseased or damaged tissue but quickly dissipates from healthy tissue. By developing a “photodynamic” treatment regimen (one which combines a photoactive substance with activation by a source emitting a particular wavelength of light) around these two properties of PH-10, we can deliver a higher therapeutic effect at lower dosages of active ingredient, thus minimizing potential side effects including damage to nearby healthy tissues. PH-10 is especially responsive to green light, which is strongly absorbed by the skin and thus only penetrates the body to a depth of about three to five millimeters. For this reason, we have developed PH-10, combined with green-light activation, for topical use in surface applications where serious damage could result if medicinal effects were to occur in deeper tissues.

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

We believe that PH-10 activated with green light offers a superior treatment for acute psoriasis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, PH-10 was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of “rebound” (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents. We are continuing the required Food and Drug Administration reporting to support the active “Investigational New Drug” application for PH-10’s Phase 2 clinical trials on psoriasis.  We were originally allowed by the Food and Drug Administration to study the use of our drug PH-10 for psoriasis in clinical trials and we are now also allowed to study the use of our drug PH-10 for atopic dermatitis in clinical trials. The required reporting includes the publication of results regarding the multiple treatment scenario of the active ingredient in PH-10. The objective of our initial and expected Phase 2 studies is to assess the potential for remission of the disease using a regimen of treatments that we are seeking to optimize.  We have also initiated a Phase 2 study to treat atopic dermatitis with PH-10.  This study is designed to further clarify the optimal amount of treatments on a weekly basis.

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

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing PV-10, a sterile injectible form of Rose Bengal, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we worked toward completion of the extensive scientific and medical materials necessary for filing an “Investigational New Drug” (IND) application for PV-10 in anticipation of beginning Phase 1 clinical trials for various solid tumors. This IND was filed and allowed by the FDA in 2004 setting the stage for two Phase 1 clinical trials; namely, treating metastatic melanoma and recurrent breast carcinoma. We started both of these Phase 1 clinical trials in 2005 and completed the initial Phase 1 objectives for both in 2006.  We completed the expanded Phase 1 objectives for the metastatic melanoma study in 2007, and then commenced a Phase 2 study which was significantly completed in 2008 and is expected to be fully enrolled in the first half of 2009.

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

Breast Cancer. Breast cancer afflicts over 200,000 U.S. citizens annually, leading to over 40,000 deaths per year. Surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, resulting in serious side effects that in many cases are permanent. Moreover, current treatments are relatively ineffective against metastases, which in many cases are the eventual cause of patient mortality. Pre-clinical studies using human breast tumors implanted in mice have shown that direct injection of PV-10 into these tumors ablates the tumors, and, as in the case of liver tumors, may elicit an anti-tumor immune response that eradicates distant metastases. Since fine-needle biopsy is a routine procedure for diagnosis of breast cancer, and since the needle used to conduct the biopsy also could be used to direct an injection of PV-10 into the tumor, localized destruction of suspected tumors through direct injection of PV-10 clearly has the potential of becoming a primary treatment. We are evaluating options for expanding clinical studies of direct injection of PV-10 into breast tumors and have completed the expanded Phase 1 clinical studies of our indication for PV-10 in recurrent breast carcinoma in 2008.

Prostate Cancer. Cancer of the prostate afflicts approximately 190,000 U.S. men annually, leading to over 30,000 deaths a year. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that direct injection of PV-10 into prostate tumors may selectively ablate such tumors, and, as in the case of liver and breast tumors, may also elicit an anti-tumor immune response capable of eradicating distant metastases. Since trans-urethral ultrasound, guided fine-needle biopsy and immunotherapy, along with brachytherapy implantation, are becoming routine procedures for diagnosis and treatment of these cancers, we believe that localized destruction of suspected tumors through direct injection of PV-10 can become a primary treatment. We are evaluating options for initiating clinical studies of direct injection of PV-10 into prostate tumors, and expect to formulate final plans based on results from clinical studies of our indications for PV-10 in the treatment of liver and breast cancer.

Metastatic Melanoma. Melanoma is expected to strike 60,000 people in the U.S. this year, leading to 8,100 deaths. The incidence of melanoma in Australia, where our expanded Phase 2 clinical study is currently underway, is up to five times that of the U.S. There have been no significant advances in the treatment of melanoma for approximately 30 years. We are continuing Phase 2 clinical studies in both Australia and the U.S. of direct injection of PV-10 into melanoma lesions which was significantly completed in 2008 and is expected to be fully enrolled in the first half of 2009.  This Phase 2 study was commenced after we completed the expanded Phase 1 clinical studies of our indication for PV-10 in Stage 3 and Stage 4 metastatic melanoma.

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

Melanoma. A high priority in our medical devices field is the development of a laser-based product for treatment of melanoma. We have conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S. However, we believe that our extremely successful results could be extrapolated to treatment of primary melanomas of the skin, which have an incidence of over 60,000 new cases annually in the U.S. and a 6% five-year survival rate after metastasis of the tumor. We have performed similar laser treatments on large (averaging approximately 3 millimeters thick) cutaneous melanoma tumors implanted in mice, and have been able to eradicate over 90% of these pigmented skin tumors with a single treatment. Moreover, we have shown that this treatment stimulates an anti-tumor immune response that may lead to improved outcome at both the treatment site and at sites of distant metastasis. From these results, we believe that a device for laser treatment of primary melanomas of the skin and eye is nearly ready for human studies. We anticipate partnering with, or selling our assets to, a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see “Federal Regulation of Therapeutic Products” below.

Research and Development

We continue to actively develop projects that are product-directed and are attempting to conserve available capital and achieve full capitalization of our company through equity and convertible debt offerings, generation of product revenues, and other means. All ongoing research and development activities are directed toward maximizing shareholder value and advancing our corporate objectives in conjunction with our OTC product licensure, our current product development and maintaining our intellectual property portfolio.

Research and development costs totaling $4,425,616 for 2008 included depreciation expense of $9,256, consulting and contract labor of $1,256,032, lab supplies and pharmaceutical preparations of $116,762, insurance of $108,905, legal of $297,363, payroll of $2,561,845, and rent and utilities of $75,453.  Research and development costs totaling $4,404,958 for 2007 included depreciation expense of $9,256, consulting and contract labor of $661,655, lab supplies and pharmaceutical preparations of $400,687, insurance of $124,244, legal of $297,846, payroll of $2,846,890, and rent and utilities of $64,380.

Production

We have determined that the most efficient use of our capital in further developing our OTC products is to license the products which the Company has been discussing with interested groups and the Company also intends to sell a majority stake of the underlying assets via a non-core spin-out transaction.

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

We have commenced limited sales of Pure-ific, our antibacterial hand spray. We sold small amounts of this product during 2004, 2005 and 2006.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces through licensure, partnership and asset sale arrangements, and through potential merger and acquisition candidates.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals, including those identified in the following table:

U.S. Patent No	Title	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in activation of molecular agents	November 3, 1998	October 30, 2016
5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents	November 10, 1998	October 30, 2016
5,998,597	Method for improved selectivity in activation of molecular agents	December 7, 1999	October 30, 2016
6,042,603	Method for improved selectivity in photo-activation of molecular agents	March 28, 2000	October 30, 2016
6,331,286	Methods for high energy phototherapeutics	December 18, 2001	December 21, 2018
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	September 17, 2002	April 6, 2020
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	October 22, 2002	April 6, 2020
6,493,570	Method for improved imaging and photodynamic therapy	December 10, 2002	December 10, 2019
6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins	December 17, 2002	April 6, 2020
6,519,076	Methods and apparatus for optical imaging	February 11, 2003	October 30, 2016
6,525,862	Methods and apparatus for optical imaging	February 25, 2003	October 30, 2016
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins	April 1, 2003	April 6, 2020
6,986,740	Ultrasound contrast using halogenated xanthenes	January 17, 2006	September 9, 2023
6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease	January 31, 2006	May 5, 2023
7,036,516	Treatment of pigmented tissues using optical energy	May 2, 2006	January 28, 2020
7,201,914	Combination antiperspirant and antimicrobial compositions	April 10, 2007	May 15, 2024
7,338,652	Diagnostic Agents for Positron Emission Imaging	March 4, 2008	September 25, 2025
7,346,387	Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents	March 18, 2008	October 30, 2016
7,353,829	Improved Methods and Apparatus For Multi-Photon Photo-Activation of Therapeutic Agents	April 8, 2008	April 23, 2020
7,384,623	A Radiosensitizer Agent comprising Tetrabromoerythrosin	June 10, 2008	August 25, 2019
7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative	June 24, 2008	March 6, 2021
7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative	July 22, 2008	October 2, 2025
7,427,389	Diagnostic Agents for Positron Emission Imaging	September 23, 2008	July 7, 2026

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

Material Transfer Agreement

We have entered into a “Material Transfer Agreement” dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as “SPAH”, the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company which is still in effect.  Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals. The Material Transfer Agreement covers four U.S. patents that cover biological material manufacturing technologies (i.e., biotech related). The Material Transfer Agreement continues indefinitely, unless SPAH terminates it by giving us notice or determines that it does not wish to secure from us a license for our technologies. The Material Transfer Agreement can also be terminated by either of us in the event the other party breaches the agreement and does not cure the breach within 30 days of notice from the other party. We cannot assure you that SPAH will determine that it can commercialize our technologies or that the goals required for us to obtain progress payments from SPAH will be achieved.

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

At present, our most direct competitors are smaller companies that are exploiting niches similar to ours. In the field of photodynamic therapy, one competitor, QLT, Inc., has received FDA approval for use of its agent Photofrin® for treatment of several niche cancer indications, and has a second product, Visudyne®, approved for treatment of certain forms of macular degeneration. Another competitor in this field, Dusa Pharmaceuticals, Inc. received FDA approval of its photodynamic product Levulan® Kerastik® for treatment of actinic keratosis. We believe that QLT and Dusa, among other competitors, have established a working commercial model in dermatology and oncology, and that we can benefit from this model by offering products that, when compared to our competitors’ products, afford superior safety and performance, greatly reduced side effects, improved ease of use, and lower cost compared to those of our competitors.

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

The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. The FDA or the research institution sponsoring the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market.

Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks. To expedite development, we may pursue some or all of our initial clinical testing and approval activities outside the United States, and in particular in those nations where our products may have substantial medical and commercial relevance. In some such cases, any resulting products may be brought to the U.S. after substantial offshore experience is gained. Accordingly, we intend to pursue any such development in a manner consistent with U.S. standards so that the resultant development data is maximally applicable for potential FDA approval.

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

Employees

We currently employ four persons, all of whom are full-time employees.  We currently engage four consultants.

Personnel

Our executive officers and directors are:

H. Craig Dees, Ph.D., 57, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 51, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 46, has served as our Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 49, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Stuart Fuchs, 62, has served as a member of our board of directors since January 23, 2003. He is a co-founder and has served as a managing principal of Gryffindor Capital Partners, LLC, a Chicago-based venture capital firm, since January 2000. Before joining Gryffindor, he was a founding stockholder of several biotech companies, including Angiogen LLC (since 1998), which develops combinations of drugs to stimulate in vivo production of factors that inhibit the growth of blood vessels in tumors, and Nace Pharma LLC (since 1996), which develops drugs that employ novel drug delivery technologies. Through Nace Resources Inc., a Delaware corporation providing strategic and financial advice to companies in the technology sector, Mr. Fuchs has formed or participated in groups of investors on behalf of several companies, including Abiant Inc., Celsion Corp. and Photogen.  Before founding Nace Resources Inc., he served for 19 years as an investment banker with Goldman, Sachs & Co., where he co-managed the firm’s public finance activities for the Midwest region. Before joining Goldman, Sachs & Co., Mr. Fuchs was a lawyer in private practice with Barrett Smith Schapiro & Simon in New York. Mr. Fuchs holds an A.B. degree from Harvard College and a J.D. from Harvard Law School and is a member of the Association of the Bar of the City of New York.

Kelly M. McMasters M.D., Ph.D., 48, has served as a member of our board of directors since June 9, 2008. Additionally, Dr. McMasters serves as chairman of our scientific advisory board.   Dr. McMasters received his undergraduate training at Colgate University prior to completing the MD/PhD program at the University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School and Rutgers University.  He then completed the residency program in General Surgery at the University of Louisville, and a fellowship in Surgical Oncology at M.D. Anderson Cancer Center in Houston.  He is currently the Sam and Lolita Weakley Professor of Surgical Oncology at the University of Louisville in Kentucky, a position he has held since 1996.  Since 2005, he has chaired the Department of Surgery at the University of Louisville and also has been Chief of Surgery at University of Louisville Hospital.  Since 2000, he has also been Director of the Multidisciplinary Melanoma Clinic of the James Graham Brown Cancer Center at the University of Louisville.  His is an active member of the surgery staff at the University of Louisville Hospital, Norton Hospital and Jewish Hospital in Louisville. He is on the editorial boards of the Annals of Surgical Oncology, Cancer Therapy and the Journal of Clinical Oncology as well as an ad hoc reviewer for 9 other publications. He holds several honors, chief among them is “Physician of the Year” awarded by the Kentucky Chapter of the American Cancer Society.  He is the author and principal investigator (PI) of the Sunbelt Melanoma Trial, a multi-institutional study involving 3500 patients from 79 institutions across North America and one of the largest prospective melanoma studies ever performed.  He has been a PI, Co-PI or local PI in over thirty clinical trials ranging from Phase 1 to Phase 3.  For the past 12 years he has also directed a basic and translational science laboratory studying adenovirus-mediated cancer gene therapy funded by the American Cancer Society and the National Institutes of Health (NIH).

Item 1A.  Risk Factors.

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus. Any of these risks could materially adversely affect our business, operating results, and financial condition:

Our technologies are in early stages of development.

We generated minimal initial revenues from sales and operations in 2006 and 2005, and we do not expect to generate revenues to enable us to be profitable for several calendar quarters unless we sell and/or license our technologies.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  To complete our current phases in clinical development, we expect to spend approximately $900,000 in 2009.   We estimate that our existing capital resources will be sufficient to fund our current operations.  We may need to raise approximately $5 to $10 million additional funds beyond 2009 in order to fully implement our integrated business plan, including execution of the next phases in clinical development of our pharmaceutical products.

Ultimately, we must achieve profitable operations if we are to be a viable entity, unless we are acquired by another company. We intend to proceed as rapidly as possible with the asset sale and licensure of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations beyond 2009 before we can commence revenue generation or that we will be able to achieve or maintain a level of profitability sufficient to meet our operating expenses.

We will need additional capital to conduct our operations and develop our products beyond 2009, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations through 2009; however, we may need additional capital. We have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

Existing stockholders may face dilution from our financing efforts.

We must raise additional capital from external sources to execute our business plan beyond 2009. We plan to issue debt securities, capital stock, or a combination of these securities, if necessary. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.

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

We are continuing to pursue clinical development of our most advanced pharmaceutical drug products, PH-10 and PV-10, for use as treatments for specific conditions. These products and other pharmaceutical drug and medical device products that we are currently developing will require significant additional research, formulation and manufacture development, and pre-clinical and extensive clinical testing prior to regulatory licensure and commercialization. Pre-clinical and clinical studies of our pharmaceutical drug and medical device products under development may not demonstrate the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Pharmaceutical drug and medical device products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

•	a product may be found to be ineffective or have harmful side effects during subsequent pre-clinical testing or clinical trials,

•	a product may fail to receive necessary regulatory clearance,

•	a product may be too difficult to manufacture on a large scale,

•	a product may be too expensive to manufacture or market,

•	a product may not achieve broad market acceptance,

•	others may hold proprietary rights that will prevent a product from being marketed, or

•	others may market equivalent or superior products.

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

Our OTC products are at an early stage of introduction, and we cannot be sure that they will be sold through a combination of asset sale and licensure in the marketplace.

We have previously focused on marketing Pure-ific, one of our OTC products, on a limited basis to establish proof of concept, which we believe we have accomplished. We have recognized minimal revenue from this product, as the sales of this product have not been material.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  In order for this product, and our other OTC products, to become commercially successful, the Company now intends to license the products which the Company has been discussing with interested groups and the Company also intends to sell a majority stake of the underlying assets via a non-core spin-out transaction.

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

Many companies are also developing alternative therapies to treat cancer and dermatological conditions and, in this regard, are our competitors. Many of the pharmaceutical companies developing and marketing these competing products have significantly greater financial resources and expertise than we do in:

•	research and development,

•	manufacturing,

•	preclinical and clinical testing,

•	obtaining regulatory approvals, and

•	marketing.

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

Our OTC product Pure-ific, when we sold it in the proof-of-concept stage, competed in the market with other hand sanitizing products, including in particular, the following hand sanitizers:

•	Purell (owned by Johnson & Johnson),

•	Avagard D (manufactured by 3M), and

•	a large number of generic and private-label equivalents to these market leaders.

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

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by four key employees:

•	H. Craig Dees, Ph.D., our Chief Executive Officer;

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Executive Vice President - Pharmaceuticals; and

•	Peter R. Culpepper, CPA, our Chief Financial Officer and Chief Operating Officer.

In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop prescription drugs, medical devices and OTC products. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified employees if any of our key employees should choose to leave.

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

Our common stock price can be volatile because of several factors, including a limited public float, which has increased significantly from 2005 to 2008.

During the year ended December 31, 2008, the sale price of our common stock fluctuated from $0.74 to $1.64 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

•	absence of meaningful earnings and ongoing need for external financing;

•	a relatively thin trading market for our common stock, which causes trades of small blocks of stock to have a significant impact on our stock price;

•	general volatility of the stock market and the market prices of other publicly-traded companies; and

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock trades on the OTC Bulletin Board, as well as the issuance of warrants or convertible debt that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock. The current economic downturn has made the financings available to development-stage companies like us more dilutive in nature than they would otherwise be.

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

•
a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

Sales of our common stock in the public market following any prospective offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable.  The current economic downturn has made the financings available to development-stage companies like us more dilutive in nature than they would otherwise be.

Item 2. Properties.

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $4,500 per month, and the lease is renewed on an annual basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    During the three months ended December 31, 2008, we did not submit any matters to a vote of our stockholders.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2007:

	High	Low
2007
First Quarter (January 1 to March 31)	1.64	1.04
Second Quarter (April 1 to June 30)	1.94	1.29
Third Quarter (July 1 to September 30)	3.07	1.44
Fourth Quarter (October 1 to December 31)	2.49	1.55

2008
First Quarter (January 1 to March 31)	1.59	1.00
Second Quarter (April 1 to June 30)	1.30	0.90
Third Quarter (July 1 to September 30)	1.64	0.74
Fourth Quarter (October 1 to December 31)	1.56	0.82

The closing price for our common stock on March 17, 2009 was $1.01.  High and low quotation information was obtained from data provided by Yahoo!  Inc.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of March 17, 2009, we had 1,767 shareholders of record of our common stock in physical certificate form.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2008, we did not sell any securities which were not registered under the Securities Act of 1933, as amended.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  Management has determined there to be no impairment.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 8-13 years.  Annual amortization of the patents is expected to be approximately $671,000 for the next year.

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

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued and is expensed on a straight-line basis. For purposes of estimating the fair value of each stock option, on the date of grant, we utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because our employee stock options and restricted stock units have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company records the fair value of warrants granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant.  Accordingly fair value is determined on the grant date.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies and pharmaceutical preparations, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $27,000 in lease payments through June 2009, which is the remainder of our current lease term at December 31, 2008.

Capital Structure

Our ability to continue as a going concern is assured due to our financing completed during 2006 and warrants exercised in 2007 and 2008, and thus far in 2009. Given our current rate of expenditures, we expect to raise additional capital in 2009 to insure we continue as a going concern.  However, our existing funds are sufficient to meet minimal necessary expenses during 2009.

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

Our current plans include continuing to operate with our four employees during the immediate future, but we have added two additional consultants and anticipate adding two more consultants in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2008, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

In the short term, we intend to develop our business by licensing our existing OTC products, principally Pure-Stick, GloveAid and Pure-ific, and selling a majority stake of the OTC assets.  We are planning the majority sale of the OTC assets via a spin-out transaction of the wholly-owned subsidiary that contains the OTC assets.  We also plan to license our medical device and biotech technologies and sell a majority stake via a spin-out transaction of those non-core wholly-owned subsidiaries.  In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration for prescription drugs in particular.  Additionally, we have restarted our research programs that will identify additional conditions that our intellectual properties may be used to treat as well as additional treatments for those and other conditions.

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  The Phase 2 trial in metastatic melanoma has been significantly completed which is expected to cost approximately $575,000 during 2009 and has cost approximately $2,425,000 through 2008.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and is expected to cost approximately $1,725,000, of which approximately $1,500,000 has been expended thus far.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and the cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial is expected to commence in the first half of 2009 and is expected to cost approximately $600,000, of which approximately $500,000 has been expended thus far.  We anticipate expending $900,000 in 2009 for direct clinical trial expense.  This includes the 2009 expenditures for all projects currently planned.  The table below summarizes our projects, the actual costs expended to date and costs expected for 2009.

Projects	Planned Project Cost	Expenditures through December 31, 2008	Expected 2009
Melanoma	$ 3,000,000	$ 2,425,000	$ 575,000
Breast/Other	$ 675,000	$ 675,000	$ -0-
Psoriasis/AD	$ 1,725,000	$ 1,500,000	$ 225,000
Liver	$ 600,000	$ 500,000	$ 100,000

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

OTC Product Revenue was $-0- in both 2008 and 2007.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products. There was no medical device revenue in 2008 or 2007 as we have not emphasized sales of medical devices.  We have designated the OTC and medical device products as non-core and are considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and development

Research and development costs totaling $4,425,616 for 2008 included depreciation expense of $9,256, consulting and contract labor of $1,256,032, lab supplies and pharmaceutical preparations of $116,762, insurance of $108,905, legal of $297,363, payroll of $2,561,845, and rent and utilities of $75,453.  Research and development costs totaling $4,404,958 for 2007 included depreciation expense of $9,256, consulting and contract labor of $661,655, lab supplies and pharmaceutical preparations of $400,687, insurance of $124,244, legal of $297,846, payroll of $2,846,890, and rent and utilities of $64,380.  The approximately $594,000 increase in consulting and contract labor is the result of the greater consulting costs incurred in 2008 to significantly advance Phase 2 clinical trial programs for both atopic dermatitis and psoriasis, and especially metastatic melanoma versus 2007. The approximately $284,000 decrease in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to provide for the Phase 2 clinical trials that were purchased to a greater extent in 2007 versus 2008.  Approximately $285,000 of the decrease in payroll is primarily the result of lower bonuses and the lower impact of stock-based compensation expense for stock options in 2008 versus 2007, offset partially by an increase in salaries in 2008 versus 2007.

General and administrative

General and administrative expenses increased by $10,788 in 2008 to $5,246,849 from $5,236,061 in 2007.  Expenses in 2008 were generally similar in nature to expenses in 2007 except payroll decreased approximately $600,000 in 2008 due to lower bonuses and stock compensation expense offset partially by higher salaries and investor relations increased approximately $550,000.

Investment income

Investment income decreased by $243,903 in 2008 to $74,014 from $317,917 in 2007.  The decrease resulted due to significant lower interest rates on cash and cash equivalents as well as lower balances in 2008 versus 2007.

Cash Flow

Our cash, cash equivalents, and short-term United States Treasury Notes were $2,800,000 at December 31, 2008, compared with $7,300,000 at December 31, 2007.  The decrease of $4,500,000 was due primarily to cash of $7,120,000 used in operating activities, partially offset by $2,640,000 from the exercises of warrants and stock options during the year ended December 31, 2008.  We increased our expenditure rate in 2008 primarily by accelerating our clinical trial projects and our investor relations efforts to communicate the progress of the Company.  As of February 28, 2009 additional exercises of warrants totaled $363,000.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2009 since we expect additional cash inflows from the exercise of existing warrants and sales of equity securities.  If we do not have sufficient cash inflows from the exercise of existing warrants and sales of equity securities, then we will reduce administrative expenses including management salaries which will enable us to meet minimum expenditures planned in 2009.  Since we plan for $900,000 of direct clinical trial expense and $1,600,000 of fixed expenses to operate in 2009, we have enough cash on hand at the end of 2008 to fund 2009 operations.

We are seeking to improve our cash flow through the majority stake asset sale and licensure of our OTC products as well as other non-core assets.  However, we cannot assure you that we will be successful in selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing OTC products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2010 and beyond.  We anticipate that these funds will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.  We also intend to license our dermatology drug product candidate portfolio once we have completed our Phase 2 psoriasis and atopic eczema studies later in 2009.

Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products.  We anticipate that any required funds for our operating and development needs beyond 2009 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders.

Recent Accounting Pronouncements

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007.  SFAS No. 157 was partially adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year for its financial assets and liabilities. As allowed by SFAS No. 157, the Company has deferred adoption of SFAS No. 157 for non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 was adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently determining the impact, if any, that EITF 07-05 will have on its financial statements.

Item 8. Financial Statements.

Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-K indicated below.

Page
Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	30

Consolidated Statements of Operations for the years December 31, 2008 and 2007, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2008	31

Consolidated Statements of Shareholders' Equity for years ended December 31, 2008 and 2007, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2008	32

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, cumulative amounts from January 17, 2002 (Inception) through December 31, 2008	34

Notes to Consolidated Financial Statements	36

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results.  Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations.  Words such as "anticipate," "believe, “estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements.  While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.  Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make.  Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the  forward-looking  statements contained in this report are discussed below under the heading "Risk  Factors" and elsewhere in this Annual  Report on Form 10-K.  We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there.

Investors are cautioned not to place undue reliance on our forward-looking statements.  We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the SEC, and we assume no obligation to update the forward-looking statements  after the date hereof  whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detention of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth  below, the information called for by this item with respect to our executive officers as of March 30, 2009 is furnished in Part I of this report under the heading  "Personnel--Executive  Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2009, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Audit Committee Financial Expert

We do not currently have an "audit committee financial expert," as defined under the rules of the SEC. Because the board of directors consists of only five members and our operations remain amenable to oversight by a limited number of directors, the board has not delegated any of its functions to committees.  The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We believe that all of the members of our board are qualified to serve as the committee and have the experience and knowledge to perform the duties required of the committee.  We do not have any independent directors who would qualify as an audit committee financial expert, as defined. We believe that it has been, and may continue to be, impractical to recruit such a director unless and until we are significantly larger.

Code of Ethics

We have adopted a formal Code of Ethics.  The Company’s four employees adhere to high standards of ethics and have signed a formal policy.

Item 11.  Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2009, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2009, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2009, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14.  Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 18, 2009, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 15. Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-K.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Provectus Pharmaceuticals, Inc.

                                                     By: /s/ H. Craig Dees
                                                     H. Craig Dees, Ph.D. Chief Executive Officer

Date:    March 30, 2009

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ H. Craig Dees H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 30, 2009
/s/ Peter R. Culpepper Peter R. Culpepper, CPA	Chief Financial Officer (principal financial officer and principal accounting officer) and Chief Operating Officer	March 30, 2009
/s/ Timothy C. Scott Timothy C. Scott, Ph.D.	President and Director	March 30, 2009
/s/ Eric A. Wachter , Ph.D Eric A. Wachter, Ph.D.	Executive Vice President - Pharmaceuticals and Director	March 30, 2009
/s/ Stuart Fuchs Stuart Fuchs	Director	March 30, 2009
/s/ Kelly M. McMasters, M.D., Ph.D Kelly M. McMasters, M.D., Ph.D.	Director	March 30, 2009

 Report of Independent Registered Public Accounting Firm

 Board of Directors
 Provectus Pharmaceuticals, Inc.
 Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 17, 2002 (date of inception) to December 31, 2008 and for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from January 17, 2002 (date of inception) to December 31, 2008 and for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/BDO Seidman, LLP

Chicago, Illinois
March 30, 2009

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

Assets

Current Assets
Cash and cash equivalents	$2,796,020	$3,262,546
United States Treasury Notes, total face value of $4,000,000 in 2007	--	3,997,680
Prepaid expenses and other current assets	50,691	99,460

Total Current Assets	2,846,711	7,359,686

Equipment and Furnishings, less accumulated depreciation of $391,233 and $381,977	33,690	42,946

Patents, net of amortization of $4,105,017 and $3,433,897, respectively	7,610,428	8,281,548

Other assets	27,000	27,000
	$10,517,829	$15,711,180

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable – trade	$267,093	$455,192
Accrued compensation and payroll taxes	79,955	274,011
Accrued consulting expense	66,250	102,037
Other accrued expenses	48,995	48,430

Total Current Liabilities	462,293	879,670

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 53,017,076 and 49,399,281 shares issued and outstanding, respectively	53,017	49,399
Paid-in capital	65,478,126	59,988,147
Deficit accumulated during the development stage	(55,475,607)	(45,206,036)

Total Stockholders’ Equity	10,055,536	14,831,510
	$10,517,829	$15,711,180

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2008

Revenues
OTC product revenue	$--	$--	$25,648
Medical device revenue	--	--	14,109
Total revenues	--	--	39,757

Cost of sales	--	--	15,216

Gross profit	--	--	24,541

Operating expenses
Research and development	4,425,616	4,404,958	15,958,781
General and administrative	5,246,849	5,236,061	27,212,878
Amortization	671,120	671,120	4,105,017

Total operating loss	(10,343,585)	(10,312,139)	(47,252,135)

Gain on sale of fixed assets	--	--	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	74,014	317,917	645,324

Net interest expense	--	(11,409)	(8,098,004)

Net loss	$(10,269,571)	(10,005,631)	(55,475,607)

Basic and diluted loss per common share	$(0.20)	(0.22)

Weighted average number of common shares outstanding – basic and diluted	51,320,138	46,350,056

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock
	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17 2002	--	--	--	--	--

Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	6,680	1,310,320	(1,316,198)	802

Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	9,424	18,780,291	(7,066,135)	11,723,580

Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible Debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	10,868	20,461,632	(10,221,448)	(10,251,052)

Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible Debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525	(4,344,525)
Balance, at December 31, 2004	16,133,876	16,134	23,711,540	(14,565,973)	9,161,701

Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,362
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,529	--
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	27,822,977	27,823	40,689,144	(26,329,826	14,387,141

Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579	(8,870,579)
Balance, at December 31, 2006	42,452,366	42,452	50,680,353	(35,200,405)	15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	49,399	59,988,147	(45,206,036)	14,831,510

Issuance of stock for services	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	517,820	--	517,820
Exercise of warrants and stock options	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	(10,269,571)	(10,269,571)
Balance, at December 31, 2008	53,017,076	53,017	65,478,126	(55,475,607)	10,055,536

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2008

Cash Flows From Operating Activities
Net loss	$(10,269,571)	$(10,005,631)	$(55,475,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,256	9,256	414,234
Amortization of patents	671,120	671,120	4,105,017
Amortization of original issue discount	--	2,797	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	84,019	1,295,226
Amortization of deferred loan costs	--	3,713	2,261,584
Accretion of United States Treasury Bills	(16,451)	(174,646)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	1,258	389,950
Compensation through issuance of stock options	1,946,066	2,340,619	6,215,164
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	390,000	327,617	6,712,648
Issuance of warrants for services	517,820	472,635	1,533,624
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	48,769	(9,786)	(50,691)
Increase (decrease) in liabilities
Accounts payable	(188,099)	390,257	263,448
Accrued expenses	(229,278)	40,882	344,830

Net cash used in operating activities	(7,120,368)	(5,845,890)	(25,227,357)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	(22,127)	(62,049)
Proceeds from investments	8,000,000	18,010,494	37,010,481
Purchases of investments	(3,985,869)	(16,841,513)	(36,637,186)

Net cash provided by investing activities	4,014,131	1,146,854	491,321

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	--	1,830,588	14,979,081
Proceeds from exercises of warrants and stock options	2,639,711	3,985,641	9,024,270
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	2,639,711	5,816,229	27,532,056

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2008

Net change in cash and cash equivalents	$(466,526)	$1,117,193	$2,796,020

Cash and cash equivalents, at beginning of period	$3,262,546	$2,145,353	$--

Cash and cash equivalents, at end of period	$2,796,020	$3,262,546	$2,796,020

Supplemental Disclosure of Noncash Investing and Financing Activities:

Year ended December 31, 2008

None

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

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Nature of Operations

Provectus Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including recurrent breast carcinoma, metastatic melanoma, and liver cancer. The Company intends to license and sell a majority stake of its laser device and biotech technology assets via a spin-out transaction. Through a previous acquisition, the Company also intends to license and sell a majority stake of the underlying assets of its over-the-counter pharmaceuticals via a spin-out transaction. To date the Company has no material revenues.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

United States Treasury Notes

United States Treasury Notes are classified as held-to-maturity securities and all investments mature within one year. Held-to-maturity securities are stated at amortized cost which approximates market.

Deferred Loan Costs and Debt Discounts

The costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, were recorded as deferred loan costs and amortized over the term of the loan using the effective interest method. Additionally, the Company recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt. Debt discounts were amortized over the term of the loan using the effective interest method.

Equipment and Furnishings

Equipment and furnishings acquired through the acquisition of Valley Pharmaceuticals, Inc. (Note 2) have been stated at carry-over basis because the majority shareholders of Provectus also owned all of the shares of Valley.  Other equipment and furnishings are stated at cost. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years, furniture and fixtures are being depreciated over seven years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  Management has determined there to be no impairment.

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent.

Patents at December 31, 2008 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 8-13 years. Annual amortization of the patents is expected to be approximately $671,000 for the next year.

Revenue Recognition

Prior to 2007, the Company recognized revenue when product was shipped. When advance payments were received, these payments were recorded as deferred revenue and recognized when the product was shipped.  The Company has not had revenue in 2008 or 2007.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: consulting - IT, depreciation, lab equipment repair, lab supplies and pharmaceutical preparations, insurance, legal - patents, office supplies, payroll expenses, rental - building, repairs, software, taxes and fees, and utilities.

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

Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2008 and 2007 are 21,025,172 and 22,999,788 from warrants, and 8,848,427 and 8,903,169 from options.   Included as of December 31, 2007 were 330,881 shares committed to be issued.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, United States Treasury Notes, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.

Stock-Based Compensation

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

The Company records the fair value of warrants granted to non-employees in exchange for services in accordance with EITF 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant.  Accordingly fair value is determined on the grant date.

Reclassification

Certain investments as of December 31, 2007 were reclassified to cash and cash equivalents to conform to the presentation as of December 31, 2008.

Recent Accounting Pronouncements

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007.  SFAS No. 157 was partially adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year for its financial assets and liabilities. As allowed by SFAS No. 157, the Company has deferred adoption of SFAS No. 157 for non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 was adopted by the Company as of January 1, 2008, the beginning of the Company’s fiscal-2008 year.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The Company is currently determining the impact, if any, that EITF 07-05 will have on its financial statements.

2.           Recapitalization and Merger

On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a Merger “blank check” public company, acquired Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation (“PPI”), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the “Company”) and PPI became a wholly-owned subsidiary of the Company. Prior to the transaction, PPI had no significant operations and had not generated any revenues.

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

On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc, (“Valley”) a privately-held Tennessee corporation by merging PPI with and into Valley and naming the surviving company Xantech Pharmaceuticals, Inc. Valley had no significant operations and had not generated any revenues. Valley was formed to hold certain intangible assets which were transferred from an entity which was majority owned by the shareholders of Valley. Those shareholders gave up their shares of the other company in exchange for the intangible assets in a non-pro- rata split-off. The intangible assets were valued based on the market price of the stock given up in the split-off. The shareholders of Valley also owned the majority of the shares of the Company at the time of the transaction. The Company issued 500,007 shares of stock in exchange for the net assets of Valley which were valued at $12,226,320 and included patents of $11,715,445 and equipment and furnishings of $510,875.

3.           Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at the option of the Company. The Company is committed to pay a total of $27,000 in lease payments over six months.  The current lease term ends June 30, 2009.  Rent expense was approximately $52,800 in 2008 and $51,000 in 2007.

Employee Agreements

On July 1, 2008, the Company entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $1,000,000 over six months, which is the remainder of the current employment agreements at December 31, 2008. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by the Company without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during his performance of services under the agreement.

Each agreement generally provides that if the executive’s employment is terminated prior to a change in control (as defined in the agreement) (1) due to expiration or non-extension of the term by the Company; or (2) by the Company for any reason other than for cause (as defined in the agreement), then such executive shall be entitled to receive payments under the agreement as if the agreement was still in effect through the end of the period in effect as of the date of such termination. If the executive’s employment (1) is terminated by the Company at any time for cause, (2) is terminated by executive prior to, and not coincident with, a change in control or (3) is terminated by executive’s death, disability or retirement prior to a change in control, the executive (or his estate, as the case may be) shall be entitled to receive payments under the agreement through the last date of the month of such termination, a pro-rata portion of any incentive or bonus payment earned prior to such termination, any benefits to which he is entitled under the terms and conditions of the pertinent plans in effect at termination and any reasonable expenses incurred during the performance of services under the agreement.

In the event that coincident with or following a change in control, the executive’s employment is terminated or the agreement is not extended (1) by action of the executive including his death, disability or retirement or (2) by action of the Company not for cause, the executive (or his estate, as the case may be) shall be entitled to receive payments under the agreement through the last day of the month of such termination, a pro-rata portion of any incentive or bonus payment earned prior to such termination, any benefits to which he is entitled under the terms and conditions of the pertinent plans in effect at termination and any reasonable expenses incurred during the performance of services under the agreement. In addition, the Company shall pay to the executive (or his estate, as the case may be), within 30 days following the date of termination or on the effective date of the change in control (whichever occurs later), a lump sum payment in cash in an amount equal to 2.90 times the base salary paid in the preceding calendar year, or scheduled to be paid to such executive during the year of such termination, whichever is greater, plus an additional amount sufficient to pay United States income taxes on the lump-sum amount paid.

4.           Equity Transactions

(a) During 2002, the Company issued 2,020,000 shares of common stock in exchange for consulting services. These services were valued based on the fair market value of the stock exchanged which resulted in consulting costs charged to operations of $5,504,000.

(b) During 2002, the Company issued 510,000 shares of common stock to employees in exchange for services rendered. These services were valued based on the fair market value of the stock exchanged which resulted in compensation costs charged to operations of $932,000.

(c) In February 2002, the Company sold 50,000 shares of common stock to a related party in exchange for proceeds of $25,000.

(d) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

 (e) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly-owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued.  In 2007, the remaining 10,000 warrants were forfeited.  In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2008 and 2007, none of these targets have been met and accordingly, no costs have been recorded.

(f) In 2003, the Company issued 764,000 shares to consultants in exchange for services rendered, consisting of 29,000 shares issued in January valued at $11,600, 35,000 shares issued in March valued at $11,200, and 700,000 shares issued in October valued at $217,000. The value for these shares was based on the market value of the shares issued. As all of these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004.

(g) In November and December 2003, the Company committed to issue 341,606 shares of common stock to consultants in exchange for services rendered. The total value for these shares was $281,500 which was based on the market value of the shares issued. The shares were issued in January 2004. As these amounts represented payments for services to be provided in the future and the shares were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004.

(h) The Company applies the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for stock options and warrants issued to nonemployees. In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully-vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants issued in 2003 ranged from $0.20 to $0.24 and totaled $145,479. As these amounts represented payments for services to be provided in the future and the warrants were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004.

In May 2004, the Company issued 20,000 warrants to consultants in exchange for services rendered. Consulting costs charged to operations were $18,800. In August 2004, the Company issued 350,000 warrants to consultants in exchange for services valued at $329,000.  In December 2004, the Company issued 10,000 warrants to consultants in exchange for services valued at $3,680. Fair market value for the warrants issued in 2004 ranged from $0.37 to $1.22.

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

During the three months ended March 31, 2008, the Company issued 60,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $40,657.  During the three months ended March 31, 2008, 197,013 warrants were exercised for $184,402 resulting in 197,013 shares being issued.  24,050 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $4,810 were charged to operations as a result of the reduction of the exercise price of the 24,050 warrants.  During the three months ended March 31, 2008, 143,999 warrants were forfeited.  Additionally, 330,881 shares committed to be issued as of December 31, 2007 were issued January 2, 2008.  During the three months ended June 30, 2008, the Company issued 12,000 warrants to consultants in exchange for services.  Consulting costs charged to operations were $5,254.   During the three months ended June 30, 2008, 1,075,104 warrants were exercised for $980,064 resulting in 1,075,104 shares being issued.  576,012 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.90.  Additional consulting costs of $57,602 were charged to operations as a result of the reduction of the exercise price of the 576,012 warrants.  15,050 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.80.  Additional consulting costs of $3,010 were charged to operations as a result of the reduction of the exercise price of the 15,050 warrants.  During the three months ended September 30, 2008, the Company issued 21,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $22,023.   During the three months ended September 30, 2008, 1,156,555 warrants were exercised for $1,081,704 resulting in 1,156,555 shares being issued.  During the three months ended December 31, 2008, the Company issued 708,055 warrants to consultants in exchange for services.  Consulting costs charged to operations were $384,464.  During the three months ended December 31, 2008, 203,500 warrants were exercised for $172,000 resulting in 203,500 shares being issued.  The fair market value for the warrants issued in 2008 ranged from $0.58 to $1.03.

(i) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company used a placement agent to assist with the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

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

(j) In January 2004, the Company issued 10,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,500. In March 2004, the Company committed to issue 36,764 shares to consultants in exchange for services. These shares were recorded as a prepaid consulting expense and were fully amortized at December 31, 2004. Consulting costs charged to operations were $62,500. These 36,764 shares, along with 75,000 shares committed in 2003 were issued in August 2004. The 75,000 shares committed to be in 2003 were the result of a cashless exercise of 200,000 warrants in 2003, which were not issued as of December 31, 2003. In August 2004, the Company also issued 15,000 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $25,200. In September 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,666. In October 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $13,666. In November 2004, the Company issued 16,666 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $11,000. In December 2004, the Company issued 7,500 shares to a consultant in exchange for services rendered. Consulting costs charged to operations were $3,525.

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

During the three months ended March 31, 2008, the Company issued 100,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $122,500.  During the three months ended June 30, 2008, the Company issued 12,500 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $13,000.  During the three months ended September 30, 2008, the Company issued 62,500 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.  During the three months ended December 31, 2008, the Company issued 175,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $184,250.

(k) On June 25, 2004, the Company entered into an agreement to sell 1,333,333 shares of common stock at a purchase price of $.75 per share for an aggregate purchase price of $1,000,000. Payments were received in four installments, the last of which was on August 9, 2004. Stock issuance costs included 66,665 shares of stock valued at $86,666 and cash costs of $69,000. The cash costs have been off-set against the proceeds received. In conjunction with the sale of the common stock, the Company issued 1,333,333 warrants with an exercise price of $1.00 and a termination date of three years from the installment payment dates. In addition, the Company has given the investors an option to purchase 1,333,333 shares of additional stock including the attachment of warrants under the same terms as the original agreement. This option expired February 8, 2005.

(l) Pursuant to a Standby Equity Distribution Agreement (“SEDA”) dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. (“Cornell”), the Company could, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of December 31, 2006 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA was $20 million, and the Company could draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration. The full amount was amortized as of December 31, 2006.

(m) On November 16, 2004, the Company completed a private placement transaction with fourteen (14) accredited investors, pursuant to which the Company sold 530,166 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $397,625. In connection with the sale of the common stock, the Company also issued warrants to the investors to purchase up to 795,249 shares of our common stock at an exercise price of $1.00 per share. The Company paid $39,764 and issued 198,812 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

During the three months ended March 31, 2005, the Company completed a private placement transaction with eight (8) accredited investors, which were registered effective June 20, 2005, pursuant to which the Company sold 214,666 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $161,000. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 322,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,100 and issued 80,500 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

During the three months ended June 30, 2005, the Company completed a private placement transaction with four (4) accredited investors, which were registered effective June 20, 2005, pursuant to which the Company sold 230,333 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $172,750. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 325,500 shares of common stock at an exercise price of $1.00 per share. The Company paid $16,275 and issued 81,375 warrants to Venture Catalyst, LLC as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

During the three months ended September 30, 2005, the Company completed a private placement transaction with twelve (12) accredited investors pursuant to which the Company sold 899,338 shares of common stock at a purchase price of $0.75 per share of which 109,333 are committed to be issued at December 31, 2005, for an aggregate purchase price of $674,500. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,124,167 shares of common stock at an exercise price of $0.935 per share. The Company paid $87,685 and committed to issue 79,000 shares of common stock at a fair market value of $70,083 to Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at December 31, 2005. The cash and common stock costs have been off-set against the proceeds received.

During the three months ended December 31, 2005, the Company completed a private placement transaction with sixty-two (62) accredited investors pursuant to which the Company sold 10,065,605 shares of common stock at a purchase price of $0.75 per share of which 5,126,019 are committed to be issued at December 31, 2005, for an aggregate purchase price of $7,549,202. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 12,582,009 shares of common stock at an exercise price of $0.935 per share. The Company paid $959,540, issued 46,667 shares of common stock at a fair market value of $46,467, issued 30,550 warrants, and committed to issue 950,461 shares of common stock at a fair market value of $894,593 to a syndicate led by Network 1 Financial Securities, Inc. as placement agent for this transaction which is accrued at December 31, 2005. The cash and common stock costs have been off-set against the proceeds received.

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

During the three months ended March 31, 2006, the Company completed a private placement transaction with five (5) accredited investors pursuant to which the Company sold 466,833 shares of common stock at a purchase price of $0.75 per share for an aggregate purchase price of $350,125. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 466,833 shares of common stock at an exercise price of $0.935 per share. The Company paid $35,013 and issued 46,683 shares of common stock at a fair market value of $41,815 to Chicago Investment Group, L.L.C. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

In May 2006, the Company completed a private placement transaction with two (2) accredited investors pursuant to which the Company sold a total of 153,647 shares of common stock at an average purchase price of $1.37 per share, for an aggregate purchase price of $210,000. In connection with the sale of common stock, the Company also issued warrants to the 2 investors to purchase up to 76,824 shares of common stock at an average exercise price of $2.13 per share.

In September 2006, the Company completed a private placement transaction with seven (7) accredited investors pursuant to which the Company sold a total of 708,200 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $708,200. The Company paid $92,067 and issued 70,820 shares of common stock at a fair market value of $84,984 to Network 1 Financial Securities, Inc. as placement agent for this transaction. The cash costs have been off-set against the proceeds received.

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

(n) The Company issued 175,000 warrants each month from March 2005 to November 2005, resulting in total warrants of 1,575,000, to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $985,010.

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

Included in the results for the years ended December 31, 2008 and 2007 is $1,946,066 and $2,340,619, respectively, of stock-based compensation expense which relates to the fair value of stock options, net of expected forfeitures, which continue to vest over the related employees’ requisite service periods which generally end by June 2009.

For stock options granted to employees during 2008 and 2007, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Weighted average fair value per options granted	$0.94	$1.40
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25% - 4.0%	4.0% - 5.0%
Expected stock price volatility	100% - 105%	105% - 116%
Expected option life (years)	10	10

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

On January 7, 2005, the Company issued 1,200,000 stock options to employees. The options vest over four years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. On May 19, 2005, the Company issued 100,000 stock options to the Board of Directors. The options vested immediately on the date of grant. The exercise price is the fair market price on the date of issuance. On May 25, 2005, the Company issued 1,200,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is $0.75 which is greater than the fair market price on the date of issuance. On December 9, 2005, the Company issued 775,000 stock options to employees. The options vest over three years with no options vesting on the date of grant. The exercise price is the fair market price on the date of issuance. During 2005, an employee of the Company exercised 26,516 options at an exercise price of $1.10 per share of common stock for $29,167.

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

One employee of the Company exercised a total of 193,281 options during the three months ended June 30, 2008 at an exercise price of $0.32 to $1.02 per share of common stock for $109,600.  Another employee of the Company exercised a total of 44,795 options during the three months ended June 30, 2008 at an exercise price of $1.10 per share of common stock for $49,275.  One employee of the Company exercised a total of 66,666 options during the three months ended December 31, 2008 at an exercise price of $0.94 per share of common stock for $62,666.  On June 3, 2008, the Company issued 50,000 stock options to a newly appointed member of the board of directors.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance.  On June 27, 2008, the Company issued 200,000 stock options to its re-elected members of the board of directors.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2007 and 2008:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2007	9,014,714	$0.32 – 1.25	$0.91
Granted	200,000	$1.50	$1.50
Exercised	(311,545)	$0.32 – 1.10	$0.78
Forfeited	--	--	--

Outstanding at December 31, 2007	8,903,169	$0.32 – 1.50	$0.93

Options exercisable at December 31, 2007	4,919,832	$0.32 – 1.50	$0.93

Outstanding at January 1, 2008	8,903,169	$0.32 – 1.50	$0.93
Granted	250,000	$1.00 – 1.16	$1.03
Exercised	(304,742)	$0.32 – 1.10	$0.73
Forfeited	--	--	--

Outstanding at December 31, 2008	8,848,427	$0.32 – 1.50	$0.94

Options exercisable at December 31, 2008	7,215,091	$0.32 – 1.50	$0.94

The following table summarizes information about stock options outstanding at December 31, 2008.

Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2008	Exercisable Weighted Average Exercise Price

$0.32	93,750	4.58 years	$0.32	93,750	$0.32
$0.60	75,000	4.58 years	$0.60	75,000	$0.60
$1.10	864,624	5.17 years	$1.10	864,624	$1.10
$0.95	100,000	5.42 years	$0.95	100,000	$0.95
$1.25	100,000	5.50 years	$1.25	100,000	$1.25
$0.64	1,011,719	6.00 years	$0.64	711,719	$0.64
$0.75	1,275,000	6.42 years	$0.75	1,275,000	$0.75
$0.94	708,334	6.92 years	$0.94	708,334	$0.94
$1.02	4,170,000	6.50 years	$1.02	2,836,664	$1.02
$1.50	200,000	8.50 years	$1.50	200,000	$1.50
$1.16	50,000	9.42 years	$1.16	50,000	$1.16
$1.00	200,000	9.50 years	$1.00	200,000	$1.00
	8,848,427	6.40 years	$0.94	7,215,091	$0.94

The weighted-average grant-date fair value of options granted during 2008 was $0.94. The total intrinsic value of options exercised during the year ended December 31, 2008 was $109,430.

The weighted-average grant-date fair value of options granted during 2007 was $1.40. The total intrinsic value of options exercised during the year ended December 31, 2007 was $291,219.

The following is a summary of nonvested stock option activity for the year ended December 31, 2008:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested at December 31, 2007	3,983,337	$0.87
Granted	250,000	$0.94
Vested	(2,600,001)	$0.86
Canceled	--	--
Nonvested at December 31, 2008	1,633,336	$0.90

As of December 31, 2008, there was $640,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the year ended December 31, 2008 was $2,228,499.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2008. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

	Number of Shares	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,848,427	$78,935

Exercisable at December 31, 2008	7,215,091	$79,269

The following table summarizes the warrants granted, exercised and outstanding as of December 31, 2007 and 2008.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2007	26,663,081	$0.50 – 2.16	$0.96
Granted	305,000	$0.75 – 1.75	$0.97
Exercised	(3,948,293)	$0.75 - 1.23	$0.92
Forfeited	(20,000)	$0.50 – 0.94	$0.72

Outstanding at December 31, 2007	22,999,788	$0.75 – 2.16	$0.96

Warrants exercisable at December 31, 2007	22,999,788	$0.75 – 2.16	$0.96

Outstanding at January 1, 2008	22,999,788	$0.75 – 2.16	$0.96
Granted	801,555	$0.90 – 2.00	$1.11
Exercised	(2,632,172)	$0.75 – 1.00	$0.94
Forfeited	(143,999)	1.00	$1.00

Outstanding at December 31, 2008	21,025,172	$0.75 – 2.16	$0.97

Warrants exercisable at December 31, 2008	21,025,172	$0.75 – 2.16	$0.97

The following table summarizes information about warrants outstanding at December 31, 2008.

Exercise Price	Number Outstanding and Exercisable at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75	65,000	0.75	$0.75
$0.90	2,000	2.50	$0.90
$0.92	1,500	3.00	$0.92
$0.935	14,909,559	1.90	$0.935
$0.98	400,000	1.25	$0.98
$1.00	4,107,234	1.21	$1.00
$1.05	706,555	3.00	$1.05
$1.12	10,000	2.17	$1.12
$1.16	10,000	1.42	$1.16
$1.25	675,000	1.58	$1.25
$1.59	1,500	2.75	$1.59
$1.75	10,000	1.50	$1.75
$2.00	50,000	2.17	$2.00
$2.125	55,147	0.38	$2.125
$2.16	21,677	0.38	$2.16
	21,025,172	1.77	$0.97

6. Convertible Debt.

(a)           Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the “Purchase Agreement”) between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company (“Gryffindor”), Gryffindor purchased the Company's $1 million Convertible Secured Promissory Note dated November 26, 2002 (the “Note”). The Note bore interest at 8% per annum, payable quarterly in arrears, and was due and payable in full on November 26, 2004. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2003, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company's obligations under the Note were secured by a first priority security interest in all of the Company's assets, including the capital stock of the Company's wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation (“Xantech”). In addition, the Company's obligations to Gryffindor were guaranteed by Xantech, and Xantech's guarantee was secured by a first priority security interest in all of Xantech's assets.

Pursuant to the Purchase Agreement, the Company also issued to Gryffindor and to another individual Common Stock Purchase Warrants dated November 26, 2002 (the “Warrants”), entitling these parties to purchase, in the aggregate, up to 452,919 shares of common stock at a price of $0.001 per share. Simultaneously with the completion of the transactions described in the Purchase Agreement, the Warrants were exercised in their entirety. The $1,000,000 in proceeds received in 2002 was allocated between the long-term debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option pricing model. The allocated fair value of these warrants was $126,587 and was recorded as a discount on the related debt and amortized over the life of the debt using the effective interest method.

In 2003, an additional $25,959 of principal was added to the 2002 convertible debt outstanding.

Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bore interest at 8% per annum, payable quarterly in arrears, was due and payable in full on November 26, 2005, and amended and restated the amended note in its entirety. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2004, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and was amortized over the life of the debt using the effective interest method. Amortization of $95,157 has been recorded as additional interest expense as of December 31, 2005.

Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) requires the issuer to determine the benefit of a nondetachable conversion feature in which the fair value of the stock price is higher than the conversion amount at the commitment date and to record this amount as additional interest expense.  As a result, the Company recorded additional expense of $36,945 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt.

On November 26, 2005 the Company entered into a redemption agreement with Gryffindor to pay $1,185,959 of the Gryffindor convertible debt and accrued interest of $94,877. Also on November 26, 2005 the Company issued a legal assignment attached to and made a part of that certain Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the original principal amount of $1,185,959 together with interest of $94,877 paid to the order of eight investors dated November 26, 2005 for a total of $1,280,836. The Company subsequently entered into debt conversion agreements with seven of the investors for an aggregate of $812,000 of convertible debt which was converted into 1,101,764 shares of common stock at $0.737 per share. As of December 31, 2005, the Company had $468,836 in principal and $3,647 in accrued interest owed to holders of the convertible debentures due on November 26, 2006. At December 31, 2005, the Company recorded additional interest expense of $2,584 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. The $1,280,836 in principal was issued when the conversion price was lower than the market value of the Company's common stock on the date of issue. As a result, a discount of $404,932 was recorded for this beneficial conversion feature. The debt discount of $404,932 is being amortized over the life of the debt using the effective interest method. At December 31, 2005, $270,924 of the debt discount has been amortized which includes $256,711 of the unamortized portion of the debt discount related to the debt which was converted.

 In conjunction with the November 26, 2005 financing, the Company incurred debt issuance costs consisting of cash of $128,082, 356,335 shares of common stock valued at $345,645 and 1,000,000 warrants valued at $789,000. The warrants are exercisable over five years, have an exercise price of $1.00, a fair market value of $0.79 and were valued using the Black-Scholes option-pricing model. The total debt issuance costs of $1,262,727 were recorded as an asset and amortized over the term of the debt. At December 31, 2005, $835,294 of the debt issuance costs have been amortized which includes $800,520 related to the debt that was converted as of December 31, 2005. The 356,335 shares of common stock were not issued as of December 31, 2005 and therefore have been recorded as an accrued liability at December 31, 2005.

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

EITF 98-5 requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. EITF 98-5 also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount was being amortized over the term of the debt which was three years.

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

 (d)           In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to two (2) accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75. In April 2005, the Company entered into agreements to issue Senior Convertible Debentures to five (5) accredited investors in the aggregate amount of $2,700,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company's common stock at a per share conversion price of $0.75.

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

In conjunction with the financing, the Company incurred debt issuance costs consisting of $387,500 in cash and 980,000 of warrants valued at $426,700. The warrants are exercisable over five years, have exercise prices ranging from $0.98 - $1.23, fair market values ranging from $0.42 - $0.44 and were valued using the Black-Scholes option pricing model. The total debt issuance costs of $814,200 were recorded as an asset and amortized over the term of the debt.

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

8.           Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

Years Ended December 31,	2008		2007
	Amount	%	Amount	%
Federal statutory rate	$(3,491,000)	(34.0)	$(3,402,000)	(34.0)
Adjustment to valuation allowance	3,491,000	34.0	3,402,000	34.0
Actual tax benefit	$--	--	$--	--

The components of the Company’s deferred income taxes, pursuant to SFAS No. 109, are summarized:

December 31,	2008	2007
Deferred tax assets
Net operating loss carry-forwards	$10,460,000	$8,014,000
Stock-based compensation	2,091,000	1,429,000
Warrants for services	1,785,000	1,630,000
Deferred tax asset	14,336,000	11,073,000

Deferred tax liability – patent amortization	(2,588,000)	(2,816,000)
Valuation allowance	(11,748,000)	(8,257,000)

Net deferred taxes	$--	$--

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $30.8 million, expiring in 2022 through 2028. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.

9.           Cash Balance Defined Benefit Plan and Trust

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries.   The Company accounts for the Plan in accordance with Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  Per the Plan, each employee has a hypothetical account which consists of a yearly pay credit based on a defined percentage of the employee’s current salary and an interest credit defined as 5% of the beginning or the year hypothetical account balance.  Each year, the Company makes a contribution to fully fund the Plan.  The Plan contributions vest immediately after three years of service.  All four employees are fully vested.

At December 31, 2008 and 2007, the projected benefit obligation of $669,229 and $324,000, respectively, approximated the fair value of the Plan assets at the respective dates.  The accumulated benefit obligation also approximated the projected benefit obligation.

The components of net periodic pension cost recognized are as follows:

Year ended December 31,	2008	2007

Service cost	$331,200	$324,000
Interest cost	14,029	-
Expected return on assets	(26,618)	(12,300)

Net periodic pension cost	$318,611	$311,700

Employer contributions to the plan were $331,200 and 324,000 in 2008 and 2007, respectively.  No benefits were paid in either year.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2008 and 2007 and the pension expense for the years ended December 31, 2008 and 2007 are as follows:

Discount rate                                                      4.33%
Compensation increase                                     4.00%
Long-term rate of return on assets                  4.33%

The Plan’s long-term rate of return on assets assumption is based on the types of investment classes in which the Plan assets are invested and the expected compounded return the Plan can reasonably be expected to earn over appropriate time periods.  The expected return reflects forward-looking economic assumptions.  The assumptions are also based on the investment returns the Company can reasonably expect its active investment management program to achieve in excess of the returns expected if investments were made strictly in indexed funds.

The Plan’s weighted-average asset allocations by asset category are as follows:

December 31,	2008	2007

United States treasury bills	66%	55%
Cash and cash equivalents	34%	45%

The Company’s investment objective is to achieve investment earnings similar to the 5% interest credit defined by the Plan.  To achieve this, the Company’s policy is to only invest in U.S. treasury bills and cash and cash equivalents.  The Company will invest in U.S. treasury bills whenever practical.

The Company expects to contribute $352,800 to the Plan in 2009.

The estimated future benefit payments are as follows:

Year ending December 31,

2009	$-
2010	-
2011	474,000
2012	573,000
2013	-
Years 2014 - 2018	1,580,000

EXHIBIT INDEX

Exhibit No	Description

3.1(i)
Restated Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

3.1(ii)	Bylaws, as amended, of Provectus Pharmaceuticals, Inc.
4.1
Specimen certificate for the common shares, $.001 par value per share, of Provectus Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on April 15, 2003.

10.1
*Provectus Pharmaceuticals, Inc. amended and Restated 2002 Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

10.2
*Confidentiality, Inventions and Non-competition Agreement between the Company and H. Craig Dees, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.2
*Confidentiality, Inventions and Non-competition Agreement between the Company and Timothy C. Scott, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.4
*Confidentiality, Inventions and Non-competition Agreement between the Company and Eric A. Wachter, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on April 15, 2004.

10.5
Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and Provectus, incorporated hereby by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

10.6	*Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D, dated January 4, 2005.
10.7	*Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D, dated January 4, 2005.
10.8	*Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D, dated January 4, 2005.
10.9	*Executive Employment Agreement by and between the Company and Peter Culpepper dated January 4, 2005.
21.1	List of Subsidiaries
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934
31.2+	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1+	Certification Pursuant to 18 U.S.C. ss. 1350.

____________________________

*Management Compensation Plan
+Filed herewith.