Form 10-Q
period 2009-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2009-05-15
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

☐  Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _______________

Commission file number: 0-9410

Provectus Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

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
Yes     ☐      No     ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of April 24, 2009 was 54,051,728.

Transitional Small Business Disclosure Format (check one):    Yes     ☐ No     ☒

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$1, 498,668	$2,796,020
Prepaid expenses and other current assets	82,989	50,691

Total Current Assets	1,581,657	2,846,711

Equipment and furnishings, less accumulated depreciation of $393,547 and $391,233, respectively	31,376	33,690

Patents, net of amortization of $4,272,797 and $4,105,017, respectively	7,442,648	7,610,428

Other assets	27,000	27,000

	$9,082,681	$10,517,829

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$134,621	$267,093
Accrued compensation and payroll taxes	107,692	79,955
Accrued consulting expense	144,287	66,250
Cash received in advance for pending stock transaction	144,000	--
Other accrued expenses	119,737	48,995

Total Current Liabilities	650,337	462,293

Stockholders' Equity Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 53,384,188 and 53,017,076 shares issued and outstanding, respectively	53,384	53,017
Paid-in capital	66,236,530	65,478,126
Deficit accumulated during the development stage	(57,857,570)	(55,475,607)

Total Stockholders' Equity	8,432,344	10,055,536

	$9,082,681	$10,517,829

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2009

Revenues
OTC product revenue	$--	$--	$25,648
Medical device revenue	--	--	14,109

Total revenues	--	--	39,757

Cost of sales	--	--	15,216

Gross profit	--	--	24,541

Operating expenses
Research and development	915,933	1,063,116	16,874,714
General and administrative	1,299,424	1,164,994	28,512,302
Amortization	167,780	167,780	4,272,797

Total operating loss	(2,383,137)	(2,395,890)	(49,635,272)

Gain on sale of fixed assets	--	--	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	1,174	39,905	646,498

Interest expense	--	--	(8,098,004)

Net loss	$(2,381,963)	$(2,355,985)	$(57,857,570)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	53,263,059	49,885,162

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total

Balance, at January 17, 2002	--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	517,820	--	517,820
Exercise of warrants and stock options	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	(10,269,571)	(10,269,571)
Balance, at December 31, 2008	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	75,000	75	70,175	--	70,250
Issuance of warrants for services	--	--	149,437	--	149,437
Exercise of warrants and stock options	292,112	292	218,792	--	219,084
Employee compensation from stock options	--	--	320,000	--	320,000
Net loss for the three months ended March 31, 2009	--	--	--	(2,381,963)	(2,381,963)
Balance, at March 31, 2009	53,384,188	$53,384	$66,236,530	$(57,857,570)	$8,432,344

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2009
Cash Flows From Operating Activities
Net loss	$(2,381,963)	$(2,355,985)	$(57,857,570)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,314	2,314	416,548
Amortization of patents	167,780	167,780	4,272,797
Amortization of original issue discount	--	--	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	--	1,295,226
Amortization of deferred loan costs	--	--	2,261,584
Accretion of United States Treasury Notes	--	(12,805)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	--	389,950
Compensation through issuance of stock options	320,000	494,231	6,535,164
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	70,250	93,833	6,782,898
Issuance of warrants for services	149,437	45,467	1,683,061
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	(32,298)	26,723	(82,989)
Increase (decrease) in liabilities
Accounts payable	(132,472)	(321,469)	130,976
Accrued expenses	176,516	(182,236)	521,346

Net cash used in operating activities	(1,660,436)	(2,042,147)	(26,887,793)

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	--	(62,049)
Proceeds from investments	--	4,820,000	37,010,481
Purchases of investments	--	(3,101,282)	(36,637,186)

Net cash provided by investing activities	--	1,718,718	491,321

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	--	--	14,979,081
Proceeds from exercises of warrants and stock options	219,084	184,402	9,243,354
Cash received in advance for pending stock transaction	144,000	--	144,000
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	363,084	184,402	27,895,140

Net change in cash and cash equivalents	$(1,297,352)	$(139,027)	$1,498,668

Cash and cash equivalents, at beginning of period	$2,796,020	$352,389	$--
Cash and cash equivalents, at end of period	$1,498,668	$213,362	$1,498,668

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging PPI with and into Valley and naming the surviving corporation "Xantech Pharmaceuticals, Inc." Photogen, Inc. was separated from Photogen Technologies, Inc. in a non-pro-rata split-off to some of its shareholders.  The assets of Photogen, Inc. consisted primarily of the equipment and intangibles related to its therapeutic activity and were recorded at their fair value.  The majority shareholders of Valley were also the majority shareholders of Provectus.  Valley had no revenues prior to the transaction with the Company.  By acquiring Valley, the Company acquired its intellectual property, including issued U.S. patents and patentable inventions.

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2009 and 2008 relate to 20,976,672 and 22,718,776 from warrants, and 8,848,427 and 8,903,169 from options.

4. Equity and Debt Transactions

(a) During the three months ended March 31, 2009, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.

(b) During the three months ended March 31, 2009, the Company issued 243,612 warrants to consultants in exchange for services.  Consulting costs charged to operations were $131,476.  During the three months ended March 31, 2009, 292,112 warrants were exercised for $219,084 resulting in 292,112 shares being issued.  292,112 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $17,961 were charged to operations as a result of the reduction of the exercise price of the 292,112 warrants.

5. Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the results for the three months ended March 31, 2009 and 2008, is $320,000 and $494,231, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6.  Subsequent Events

        Approximately $3,200,000 in cash has been received in April and thus far in May 2009 due primarily to warrant exercises and sales of equity securities.  The Company has received $1,500,000 from warrant exercises and $700,000 received in advance for pending stock transactions.  The Company has also received $1,000,000 from sales of equity securities which resulted in 1,001,663 shares of common stock and 500,837 additional warrants issued.

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

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed thus far in 2009 which includes an additional $3,200,000 in cash that has been received in April and thus far in May 2009 due primarily to warrant exercises and an immaterial amount of sales of equity securities. Given our current rate of expenditures, we expect to raise additional capital in 2009 to ensure we continue as a going concern.  However, our existing funds are sufficient to meet minimal necessary expenses during 2009.

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

We intend to proceed as rapidly as possible with a majority stake asset sale and subsequent licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through a majority stake asset sale and subsequent licensing of our existing medical device and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to the asset sale of a majority stake via a spin-out transaction of the wholly-owned subsidiary that contains the OTC assets and subsequent licensure of our OTC products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Our current plans include continuing to operate with our four employees during the immediate future, but we have added two additional consultants and anticipate adding two more consultants in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2008 and the first quarter of 2009, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

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

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  The Phase 2 trial in metastatic melanoma has been significantly completed which is expected to cost approximately $362,000 during the remainder of 2009 and has cost approximately $2,638,000 through March 31, 2009.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and is expected to cost approximately $1,725,000, of which approximately $1,508,000 has been expended thus far.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and the cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial is expected to commence in the first half of 2009 and is expected to cost approximately $600,000, of which approximately $501,000 has been expended thus far.  We anticipate expending $678,000 during the remainder of 2009 for direct clinical trial expense.  This includes the remaining 2009 expenditures for all projects currently planned.  The table below summarizes our projects, the actual costs expended to date and costs expected after March 31, 2009.

Projects	Planned Project Cost	Expenditures through March 31, 2009	Expected after March 31, 2009
Melanoma	$3,000,000	$2,638,000	$362,000
Breast/Other	$675,000	$675,000	$-0-
Psoriasis/AD	$1,725,000	$1,508,000	$217,000
Liver	$600,000	$501,000	$99,000

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Revenues

OTC Product Revenue was $-0- in both the three months ended March 31, 2009 and 2008.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three months ended March 31, 2009 and 2008. The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and development

Research and development costs of $915,933 for the three months ended March 31, 2009 included payroll of $517,437, consulting and contract labor of $272,083, legal of $51,789, insurance of $32,328, lab supplies and pharmaceutical preparations of $22,175, rent and utilities of $17,807, and depreciation expense of $2,314.  Research and development costs of $1,063,116 for the three months ended March 31, 2008 included payroll of $734,001, consulting and contract labor of $176,045, legal of $91,948, insurance of $18,523, lab supplies and pharmaceutical preparations of $19,492, rent and utilities of $20,793, and depreciation expense of $2,314.  The decrease in payroll is the result of lower stock-based compensation expense and less pension expense due to quarterly versus annual allocation, offset partially by an increase in salaries.  The increase in consulting and contract labor is primarily the result of expense necessary to manage the Phase 2 metastatic melanoma clinical trial which is operating at full speed.

General and administrative

General and administrative expenses increased by $134,430 in the three months ended March 31, 2009 to $1,299,424 from $1,164,994 for the three months ended March 31, 2008.  The increase resulted primarily from approximately $260,000 of additional investor relations and conference expenses.  This increase was partially offset by approximately $170,000 of lower payroll expenses for general corporate purposes as a result of lower stock-based compensation expense and less pension expense due to quarterly versus annual allocation, offset partially by an increase in salaries.

Investment income

Investment income decreased by $38,731 in the three months ended March 31, 2009 to $1,174 from $39,905 in the three months ended March 31, 2008.  The decrease resulted due to lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

         Cash Flow

 Our cash and cash equivalents were $1,500,000 at March 31, 2009, compared with $2,800,000 at December 31, 2008.  The decrease of $1,300,000 was due primarily to cash of $1,519,000 used in operating activities, partially offset by $219,000 from the exercises of warrants and stock options during the three months ended March 31, 2009.  We have maintained our expenditure rate in 2009 primarily with our clinical trial projects and our investor relations efforts to communicate the progress of the Company.  In addition, approximately $3,200,000 in cash has been received in April and thus far in May 2009 due primarily to warrant exercises and sales of equity securities.  The Company has received $1,500,000 from warrant exercises and $700,000 received in advance for pending stock transactions.  The Company has also received $1,000,000 from sales of equity securities which resulted in 1,001,663 shares of common stock and 500,837 additional warrants issued.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2009 since we expect additional cash inflows from the exercise of existing warrants and sales of equity securities.  If we do not have sufficient cash inflows from the exercise of existing warrants and sales of equity securities, then we will reduce administrative expenses including management salaries which will enable us to meet minimum expenditures planned during the remainder of 2009.  Since we plan for $678,000 of direct clinical trial expense and $650,000 of fixed expenses to operate during the remainder of 2009, we have enough cash to fund the remainder of the 2009 operations with the cash on hand at March 31, 2009 and the $3,200,000 of additional proceeds received in April and thus far in May 2009.

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

Accounting Pronouncement

None.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $13,500 in lease payments over three months, which is the remainder of our current lease term at March 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-Q was prepared, in order to allow timely decisions regarding required disclosure.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

      31.1 Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated May 15, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

      31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 15, 2009, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

      32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 15, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: May 15, 2009	By:	/s/ H. Craig Dees, Ph.D.
H. Craig Dees, Ph.D.
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 15, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.
31.2	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated May 15, 2009, executed by Peter R. Culpepper, Chief Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated May 15, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.