Form 10-Q
period 2009-08-07
PROVECTUS PHARMACEUTICALS INC
filed 2009-08-07
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Yes     ☐      No     ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 30, 2009 was 60,528,941.

Transitional Small Business Disclosure Format (check one):    Yes     ☐ No     ☒

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$3,812,978	$2,796,020
Prepaid expenses and other current assets	43,411	50,691

Total Current Assets	3,856,389	2,846,711

Equipment and Furnishings, less accumulated depreciation of $395,861 and $391,233, respectively	29,062	33,690
Patents, net of amortization of $4,440,577 and $4,105,017, respectively	7,274,868	7,610,428

Other assets	27,000	27,000

	$11,187,319	$10,517,829

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$237,338	$267,093
Accrued compensation and payroll taxes	267,237	79,955
Accrued consulting expense	116,966	66,250
Cash received in advance for pending stock transaction	144,000	--
Other accrued expenses	256,904	48,995

Total Current Liabilities	1,022,445	462,293

Stockholders' Equity Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 60,528,941 and 53,017,076 shares issued and outstanding, respectively	60,529	53,017
Paid-in capital	71,967,727	65,478,126
Deficit accumulated during the development stage	(61,863,382)	(55,475,607)

Total Stockholders' Equity	10,164,874	10,055,536

	$11,187,319	$10,517,829

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Amounts from January 17, 2002 (Inception) Through June 30, 2009

Revenues
OTC product revenue	$--	$--	$--	$--	$25,648
Medical device revenue	--	--	--	--	14,109

Total revenues	--	--	--	--	39,757

Cost of sales	--	--	--	--	15,216

Gross profit	--	--	--	--	24,541

Operating expenses
Research and development	1,565,393	1,248,668	2,481,326	2,311,784	18,440,107
General and administrative	2,272,743	1,298,446	3,572,167	2,463,440	30,785,045
Amortization	167,780	167,780	335,560	335,560	4,440,577

Total operating loss	(4,005,916)	(2,714,894)	(6,389,053)	(5,110,784)	(53,641,188)

Gain on sale of fixed assets	--	--	--	--	55,075

Loss on extinguishment of debt	--	--	--	--	(825,867)

Investment income	104	19,005	1,278	58,910	646,602

Interest expense	--	--	--	--	(8,098,004)

Net loss	$(4,005,812)	$(2,695,889)	$(6,387,775)	$(5,051,874)	$(61,863,382)

Basic and diluted loss per common share	$(0.07)	$(0.05)	$(0.12)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	57,271,116	50,981,758	55,278,160	50,433,460

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total

Balance, at January 17, 2002	--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)
Balance, at December 31, 2006	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	517,820	--	517,820
Exercise of warrants and stock options	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	(10,269,571)	(10,269,571)
Balance, at December 31, 2008	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	476,012	476	387,274	--	387,750
Issuance of warrants for services	--	--	317,954	--	317,954
Exercise of warrants and stock options	2,428,526	2,429	1,698,271	--	1,700,700
Employee compensation from stock options	--	--	870,937	--	870,937
Issuance of stock pursuant to Regulation D	4,607,327	4,607	3,215,165	--	3,219,772
Net loss for the six months ended June 30, 2009	--	--	--	(6,387,775)	(6,387,775)
Balance, at June 30, 2009	60,528,941	$60,529	$71,967,727	$(61,863,382)	$10,164,874

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative Amounts from January 17, 2002 (Inception) through June 30, 2009
Cash Flows From Operating Activities
Net loss	$(6,387,775)	$(5,051,874)	$(61,863,382)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,628	4,628	418,862
Amortization of patents	335,560	335,560	4,440,577
Amortization of original issue discount	--	--	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	--	1,295,226
Amortization of deferred loan costs	--	--	2,261,584
Accretion of United States Treasury Notes	--	(16,451)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	--	389,950
Compensation through issuance of stock options	870,937	1,155,231	7,086,101
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	387,750	135,500	7,100,398
Issuance of warrants for services	317,954	111,333	1,851,578
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	7,280	53,446	(43,411)
Increase (decrease) in liabilities
Accounts payable	(29,755)	(311,462)	233,693
Accrued expenses	445,907	(205,452)	790,737

Net cash used in operating activities	(4,047,514)	(3,789,541)	(29,274,871)

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	--	(62,049)
Increase in cash in escrow	--	(2,000,000)	(2,000,000)
Proceeds from investments	--	9,230,000	37,010,481
Purchases of investments	--	(5,111,020)	(36,637,186)

Net cash provided by investing activities	--	2,118,980	491,321

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	3,219,772	--	18,198,853
Net proceeds from exercises of warrants and stock options	1,700,700	1,323,341	10,724,970
Cash received in advance for pending stock transaction	144,000	--	144,000
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	5,064,472	1,323,241	32,596,529

Net change in cash and cash equivalents	$1,016,958	$(347,220)	$3,812,978

Cash and cash equivalents, at beginning of period	$2,796,020	$352,389	$--
Cash and cash equivalents, at end of period	$3,812,978	$5,169	$3,812,978

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2009 and 2008 relate to 20,274,009 and 21,655,672 from warrants, and 8,792,177 and 8,915,093 from options.  Included in the weighted average number of shares outstanding are 473,567 common shares committed to be issued but not outstanding at June 30, 2009.

4. Equity and Debt Transactions

(a) During the three months ended March 31, 2009, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.  During the three months ended June 30, 2009, the Company issued 275,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $317,500.

(b) During the three months ended March 31, 2009, the Company issued 243,612 warrants to consultants in exchange for services.  Consulting costs charged to operations were $131,476.  During the three months ended March 31, 2009, 292,112 warrants were exercised for $219,084 resulting in 292,112 shares being issued.  292,112 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $17,961 were charged to operations as a result of the reduction of the exercise price of the 292,112 warrants.  During the three months ended June 30, 2009, the Company issued 101,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $49,684.  During the three months ended June 30, 2009, 1,830,164 warrants were exercised for $1,380,124 resulting in 1,830,164 shares being issued.  1,800,164 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $118,833 were charged to operations as a result of the reduction of the exercise price of the 1,800,164 warrants.  Also, the Company paid $94,508 and issued 126,012 shares of common stock at a fair market value of $151,214 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received and the shares of common stock are classified as stock for services.  During the three months ended June 30, 2009, 1,283,508 warrants were forfeited.

(c) In May and June 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,750,000 shares of common stock at a purchase price of $0.90 per share, for an aggregate purchase price of $1,575,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 875,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $227,250 and issued 175,000 shares of common stock at a fair market value of $197,750 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received.  During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 common shares are committed to be issued but not outstanding at June 30, 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,510 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, and is committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received.

5. Stock-Based Compensation

One employee of the Company exercised a total of 156,250 options during the three months ended June 30, 2009 at an exercise price of $0.64 per share of common stock for $100,000.  Another employee of the Company exercised a total of 150,000 options during the three months ended June 30, 2008 at an exercise price of $0.64 per share of common stock for $96,000.  On June 19, 2009, the Company issued 250,000 stock options to its re-elected Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2009.

Effective January 1, 2006, the Company adopted FASB 123R. This change in accounting replaces existing requirements under FASB 123 and eliminates the ability to account for share-based compensation transaction using APB 25. The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the results for the three and six months ended June 30, 2009, is $550,937 and $870,937, respectively, of stock-based compensation expense which relates to the fair value of stock options.  Included in the results for the three and six months ended June 30, 2008, is $661,000 and $1,155,231, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6. Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.
$780,427 in cash has been received in July 2009 due to sales of equity securities which resulted in 1,040,569 shares of common stock and 520,285 additional warrants being issued.

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

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed thus far in 2009 which includes an additional $780,427 in cash that has been received in July 2009 due to sales of equity securities. Given our current rate of expenditures, we expect to raise additional capital in 2009 to ensure we continue as a going concern.  However, our existing funds are sufficient to meet minimal necessary expenses during 2009 and throughout 2010.

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

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2008 and the first half of 2009, we continued to carefully control expenditures in preparation for the asset sale and licensure or spin out of our OTC products, medical device and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.

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

We have continued to make significant progress with the major research and development projects expected to be ongoing in the next 12 months.  The Phase 2 trial in metastatic melanoma has been significantly completed which is expected to cost approximately $207,000 during the remainder of 2009 and has cost approximately $2,793,000 through June 30, 2009.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and is expected to cost approximately $1,725,000, of which approximately $1,553,000 has been expended thus far.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and the cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial is expected to commence in the second half of 2009 and is expected to cost approximately $600,000, of which approximately $503,000 has been expended thus far.  We anticipate expending $476,000 during the remainder of 2009 for direct clinical trial expense.  This includes the remaining 2009 expenditures for all projects currently planned.  The table below summarizes our projects, the actual costs expended to date and costs expected after June 30, 2009.

Projects	Planned Project Cost	Expenditures through June 30, 2009	Expected after June 30, 2009
Melanoma	$3,000,000	$2,793,000	$207,000
Breast/Other	$675,000	$675,000	$-0-
Psoriasis/AD	$1,725,000	$1,553,000	$172,000
Liver	$600,000	$503,000	$97,000

Comparison of Three and Six Months Ended June 30, 2009 and June 30, 2008

Revenues

OTC Product Revenue was $-0- in both the three and six months ended June 30, 2009 and 2008.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three and six months ended June 30, 2009 and 2008.  The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and development

Research and development costs of $1,565,393 for the three months ended June 30, 2009 included payroll of $1,203,753, consulting and contract labor of $278,609, legal of $33,554, insurance of $31,319, lab supplies and pharmaceutical preparations of $4,649, rent and utilities of $11,195, and depreciation expense of $2,314.  Research and development costs of $1,248,668 for the three months ended June 30, 2008 included payroll of $757,808, consulting and contract labor of $355,049, legal of $50,618, insurance of $18,456, lab supplies and pharmaceutical preparations of $45,889, rent and utilities of $18,534, and depreciation expense of $2,314.  The increase in payroll is the result of an increase in salaries and bonuses as well as higher pension expense due to quarterly versus annual allocation offset partially by lower stock-based compensation expense.  The decrease in consulting and contract labor is primarily the result of less expense necessary to manage the Phase 2 metastatic melanoma clinical trial since enrollment was completed mid-quarter.

Research and development costs of $2,481,326 for the six months ended June 30, 2009 included payroll of $1,721,190, consulting and contract labor of $550,692, legal of $85,343, insurance of $63,647, lab supplies and pharmaceutical preparations of $26,824, rent and utilities of $29,002, and depreciation expense of $4,628.  Research and development costs of $2,311,784 for the six months ended June 30, 2008 included payroll of $1,491,809, consulting and contract labor of $531,094, legal of $142,566, insurance of $36,978, lab supplies and pharmaceutical preparations of $65,381, rent and utilities of $39,328, and depreciation expense of $4,628.  The increase in payroll is the result of an increase in salaries and bonuses offset partially by lower stock-based compensation expense as well as lower pension expense due to quarterly versus annual allocation.

General and administrative

General and administrative expenses increased by $974,297 in the three months ended June, 2009 to $2,272,743 from $1,298,446 for the three months ended June 30, 2008.  The increase resulted primarily from approximately $650,000 of additional investor relations and conference expenses.  This increase was also a result of approximately $450,000 in total payroll expenses from higher salaries and bonuses as well as higher pension expense due to quarterly versus annual allocation offset partially by lower stock-based compensation.

General and administrative expenses increased by $1,108,727 in the six months ended June, 2009 to $3,572,167 from $2,463,440 for the six months ended June 30, 2008.  The increase resulted primarily from approximately $800,000 of additional investor relations and conference expenses.  This increase was also a result of approximately $300,000 in total payroll expenses from higher salaries and bonuses offset partially by lower stock-based compensation expense as well as lower pension expense due to quarterly versus annual allocation.

Investment income

Investment income decreased by $18,901 in the three months ended June 30, 2009 to $104 from $19,005 in the three months ended June 30, 2008.  The decrease resulted due to lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

Investment income decreased by $57,632 in the six months ended June 30, 2009 to $1,278 from $58,910 in the six months ended June 30, 2008.  The decrease resulted due to lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

Cash Flow

Our cash and cash equivalents were $3,800,000 at June 30, 2009, compared with $2,800,000 at December 31, 2008.  The increase of $1,000,000 was due primarily to cash provided of $4,900,000 from sales of equity securities and the exercises of warrants and stock options during the six months ended June 30, 2009 offset by less cash used in operating activities.  We have maintained our expenditure rate in 2009 primarily with our clinical trial projects and our investor relations efforts to communicate the progress of the Company.  In addition, approximately $780,000 in cash has been received in July 2009 due to sales of equity securities which resulted in 1,040,569 shares of common stock and 520,285 additional warrants being issued.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2009 and 2010 since we expect additional cash inflows from the exercise of existing warrants and sales of equity securities.  If we do not have sufficient cash inflows from the exercise of existing warrants and sales of equity securities, then we will reduce administrative expenses including management salaries which will enable us to meet minimum expenditures planned during the remainder of 2009 and 2010.  Since we plan for $476,000 of direct clinical trial expense and $300,000 of fixed expenses to operate during the remainder of 2009, we have enough cash on hand to fund the remainder of 2009 operations with the cash on hand at June 30, 2009 and the $780,000 of additional proceeds received in July 2009.

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

Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products.  We anticipate that any required funds for our operating and development needs beyond 2009 and 2010 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities, unless we are successful with our plans for our non-core assets and/or our dermatology drug product candidate portfolio and then we will likely have sufficient cash inflows.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders.

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

New Accounting Pronouncements

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The Company adopted this standard on January 1, 2009 which did not have a significant impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through August 7, 2009, which is the day the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             None.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-Q was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May and June 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,750,000 shares of common stock at a purchase price of $0.90 per share, for an aggregate purchase price of $1,575,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 875,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $227,250 and issued 175,000 shares of common stock at a fair market value of $197,750 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received which are for general corporate purposes.

During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 common shares are committed to be issued but not outstanding at June 30, 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,508 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, and is committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received which are for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

    (a)  Our annual meeting of shareholders was held on June 18, 2009.

    (b)  The following is a list of all nominees for Director of the Company who were elected at the annual meeting and whose term of office continued after the annual meeting:

         H. Craig Dees
         Timothy C. Scott
         Eric A. Wachter
         Stuart Fuchs
         Kelly M. McMasters

    (c)  There were present at the annual meeting in person or by proxy 38,102,448 (representing 70%) shares of our common stock out of a total of 54,051,728 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

    (d)  The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors for the election of the nominees for our board of directors were as follows:

Nominee	For	Withhold Authority
H. Craig Dees	37,180,413	922,035
Timothy C. Scott	37,216,358	886,090
Eric A. Wachter	37,213,858	888,590
Stuart Fuchs	37,142,113	960,335
Kelly M. McMasters	37,142,113	960,335

Item 5. Other Information.

        None.

Item 6. Exhibits.

      31.1 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 7, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

      31.2 Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 7, 2009, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

      32.1 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 7, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                Provectus Pharmaceuticals, Inc.
                                                                            By:/s/ H. Craig Dees, Ph.D.
                                                                            H. Craig Dees, Ph.D.
                                                Chief Executive Officer

Date:  August 7, 2009

EXHIBIT INDEX

Exhibit No.    Description

     31.1    Certification  Pursuant to Rule 13a-14(a) (Section 302 Certification),  dated August 7, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

     31.2    Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated August 7, 2009, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

     32.1    Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated August 7, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company,  and Peter R. Culpepper, Chief Financial Officer of the Company.