Form 10-Q
period 2009-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2009-11-16
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐ No ☒

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 30, 2009 was 64,909,452.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$3,780,460	$2,796,020
Prepaid expenses and other current assets	18,637	50,691

Total Current Assets	3,799,097	2,846,711

Equipment and Furnishings, less accumulated depreciation of and $398,175 and $391,233, respectively	26,748	33,690
Patents, net of amortization of $4,608,357 and $4,105,017, respectively	7,107,088	7,610,428

Other assets	27,000	27,000

	$10,959,933	$10,517,829

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable – trade	$110,784	$267,093
Accrued compensation and payroll taxes	352,384	79,955
Accrued consulting expense	65,624	66,250
Other accrued expenses	305,000	48,995

Total Current Liabilities	833,792	462,293

Stockholders' Equity Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock; par value $.001 per share; 100,000,000 shares authorized; 64,909,452 and 53,017,076 shares issued and outstanding, respectively	64,909	53,017
Paid-in capital	74,745,355	65,478,126
Deficit accumulated during the development stage	(64,684,123)	(55,475,607)

Total Stockholders' Equity	10,126,141	10,055,536

	$10,959,933	$10,517,829

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2009

Revenues
OTC product revenue	$--	$--	$--	$--	$25,648
Medical device revenue	--	--	--	--	14,109

Total revenues	--	--	--	--	39,757

Cost of sales	--	--	--	--	15,216

Gross profit	--	--	--	--	24,541

Operating expenses
Research and development	1,210,145	1,092,005	3,691,471	3,403,789	19,650,252
General and administrative	1,445,275	1,166,588	5,017,442	3,630,028	32,230,320
Amortization	167,780	167,780	503,340	503,340	4,608,357

Total operating loss	(2,823,200)	(2,426,373)	(9,212,253)	(7,537,157)	(56,464,388)

Gain on sale of fixed assets	--	--	--	--	55,075

Loss on extinguishment of debt	--	--	--	--	(825,867)

Investment income	2,459	12,849	3,737	71,759	649,061

Interest expense	--	--	--	--	(8,098,004)

Net loss	$(2,820,741)	$(2,413,524)	$(9,208,516)	$(7,465,398)	$(64,684,123)

Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.16)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	62,398,519	51,576,330	57,655,864	50,817,198

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock
	Number of shares	Par value	Paid-in capital	Accumulated deficit	Total

Balance, at January 17, 2002	--	$--	$--	$--	$--
Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198)	(1,316,198)
Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	--	--	--	(5,749,937)	(5,749,937)
Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313)	(3,155,313)
Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525)	(4,344,525)
Balance, at December 31, 2004	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,795
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,259	--	39,529
Repurchase of beneficial conversion feature	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)
Balance, at December 31, 2005	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)
Balance, at December 31, 2007	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	517,820	--	517,820
Exercise of warrants and stock options	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	(10,269,571)	(10,269,571)
Balance, at December 31, 2008	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	621,012	621	532,879	--	533,500
Issuance of warrants for services	--	--	474,783	--	474,783
Exercise of warrants and stock options	3,044,151	3,044	2,174,275	--	2,177,319
Employee compensation from stock options	--	--	870,937	--	870,937
Issuance of stock pursuant to Regulation D	8,227,213	8,227	5,214,355	--	5,222,582
Net loss for the nine months ended September 30, 2009	--	--	--	(9,208,516)	(9,208,516)
Balance, at September 30, 2009	64,909,452	$64,909	$74,745,355	$(64,684,123)	$10,126,141

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2009
Cash Flows From Operating Activities
Net loss	$(9,208,516)	$(7,465,398)	$(64,684,123)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,942	6,942	421,176
Amortization of patents	503,340	503,340	4,608,357
Amortization of original issue discount	--	--	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	--	1,295,226
Amortization of deferred loan costs	--	--	2,261,584
Accretion of United States Treasury Notes	--	(16,451)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	--	389,950
Compensation through issuance of stock options	870,937	1,580,316	7,086,101
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	533,500	205,750	7,246,148
Issuance of warrants for services	474,783	133,356	2,008,407
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	32,054	35,159	(18,637)
Increase (decrease) in liabilities
Accounts payable	(156,309)	(331,783)	107,139
Accrued expenses	527,808	118,686	872,638

Net cash used in operating activities	(6,415,461)	(5,230,083)	(31,642,818)

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	--	(62,049)
Increase in cash in escrow	--	(2,000,000)	--
Proceeds from investments	--	14,043,000	37,010,481
Purchases of investments	--	(9,121,544)	(36,637,186)

Net cash provided by investing activities	--	2,921,456	491,321

Cash Flows from Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	5,222,582	--	20,201,663
Net proceeds from exercises of warrants and stock options	2,177,319	2,405,045	11,201,589
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	7,399,901	2,405,045	34,931,957

Net change in cash and cash equivalents	$984,440	$96,418	$3,780,460

Cash and cash equivalents, at beginning of period	$2,796,020	$352,389	$--
Cash and cash equivalents, at end of period	$3,780,460	$448,807	$3,780,460

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

    Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2009 and 2008 relate to 21,114,703 and 20,520,617 from warrants, and 8,722,177 and 8,915,093 from options.  Included in the weighted average number of shares outstanding are 169,673 common shares committed to be issued but not outstanding at September 30, 2009.

4. Equity and Debt Transactions

    (a)     During the three months ended March 31, 2009, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.  During the three months ended June 30, 2009, the Company issued 275,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $317,500. During the three months ended September 30, 2009, the Company issued 145,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $145,750.

    (b)     During the three months ended March 31, 2009, the Company issued 243,612 warrants to consultants in exchange for services.  Consulting costs charged to operations were $131,476.  During the three months ended March 31, 2009, 292,112 warrants were exercised for $219,084 resulting in 292,112 shares being issued.  292,112 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $17,961 were charged to operations as a result of the reduction of the exercise price of the 292,112 warrants.  During the three months ended June 30, 2009, the Company issued 101,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $49,684.  During the three months ended June 30, 2009, 1,830,164 warrants were exercised for $1,380,124 resulting in 1,830,164 shares being issued.  1,800,164 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $118,833 were charged to operations as a result of the reduction of the exercise price of the 1,800,164 warrants.  Also, the Company paid $94,508 and issued 126,012 shares of common stock at a fair market value of $151,214 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received and the shares of common stock are classified as stock for services.  During the three months ended June 30, 2009, 1,283,508 warrants were forfeited. During the three months ended September 30, 2009, the Company issued 167,833 warrants to consultants in exchange for services.  Consulting costs charged to operations were $110,941.  During the three months ended September 30, 2009, 545,625 warrants were exercised for $409,219 resulting in 545,625 shares being issued.  400,000 of the warrants exercised had an exercise price of $0.98 that was reduced to $0.75. 145,625 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $45,888 were charged to operations as a result of the reduction of the exercise price of the 545,625 warrants. During the three months ended September 30, 2009, 150,000 warrants were forfeited.

    (c)     In May and June 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,750,000 shares of common stock at a purchase price of $0.90 per share, for an aggregate purchase price of $1,575,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 875,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $227,250 and issued 175,000 shares of common stock at a fair market value of $197,750 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.  During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 common shares are committed to be issued but not outstanding at June 30, 2009, which were issued in July 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,510 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, which was paid in July 2009, and is committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction, which were issued in August 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.  In July 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,040,570 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $780,427.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 520,120 shares of common stock at an exercise price of $1.50 per share.  The Company paid $101,485 and issued 100,016 shares of common stock in August 2009 at a fair market value of $95,015 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes. In July and September 2009 the Company completed a private placement transaction with a total of two accredited investors pursuant to which the Company sold a total of 309,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $231,750.  The proceeds received are for general corporate purposes.  In September 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,696,733 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,272,550.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 848,366 shares of common stock at an exercise price of $1.00 per share. The Company paid $180,432 and is committed to issue 169,673 shares of common stock at a fair market value of $169,673 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

5. Stock-Based Compensation

    One employee of the Company exercised a total of 156,250 options during the three months ended June 30, 2009 at an exercise price of $0.64 per share of common stock for $100,000.  Another employee of the Company exercised a total of 150,000 options during the three months ended June 30, 2008 at an exercise price of $0.64 per share of common stock for $96,000.  On June 19, 2009, the Company issued 250,000 stock options to its re-elected Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2009. One employee of the Company exercised options during the three months ended September 30, 2009 at an exercise price of $1.02 per share of common stock for $20,400 for 20,000 options and an exercise price of $0.94 per share of common stock for $47,000 for 50,000 options.

    The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Included in the results for the three and nine months ended September 30, 2009, is $0 and $870,937, respectively, of stock-based compensation expense which relates to the fair value of stock options.  Included in the results for the three and nine months ended September 30, 2008, is $425,085 and $1,580,316, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6. Related Party Transaction

    The Company paid a non-employee member of the Board $60,000 for consulting services performed and issued 70,000 shares of common stock at a fair market alue of $70,000 as of September 30, 2009.

7.  Subsequent Events

    The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.  The Company has entered into a private placement transaction with Network 1 Financial Securities, Inc. as placement agent dated October 20, 2009, which allows for the sale of shares of common stock at a purchase price of $0.75 per share and fifty percent warrant coverage to purchase shares of common stock at an exercise price of $0.95 per share.

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

Capital Structure

    Our ability to continue as a going concern is reasonably assured due to our financing completed thus far in 2009. Our existing funds are sufficient to meet minimal necessary expenses during 2009 and throughout 2010.

    We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

    We intend to proceed as rapidly as possible with a licensure of our dermatology drug product candidate (PH-10) on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in process of being completed.  We intend to also proceed as rapidly as possible with a majority stake asset sale and subsequent licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through a majority stake asset sale and subsequent licensing of our existing medical device, imaging, and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the asset sale of a majority stake via a spin-out transaction of the wholly-owned subsidiaries that contain the non-core assets and subsequent licensure of our non-core products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

    Our current plans include continuing to operate with our four employees during the immediate future, but we have added two additional consultants and anticipate adding two more consultants in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and maintenance research and development for existing clinical trials.

Plan of Operation

    With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2008 and thus far in 2009, we continued to carefully control expenditures in preparation for both the licensure of PH-10 and the asset sale and licensure or spin out of our OTC products, medical device, imaging, and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.  In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration for prescription drugs in particular.

    We have continued to make significant progress with the major research and development projects, which we expect to complete in the next 9 months or less.  The Phase 2 trial in metastatic melanoma has been significantly completed which is expected to cost approximately $92,000 during the remainder of 2009 and has cost approximately $2,908,000 through September 30, 2009.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and is expected to cost approximately $1,725,000, of which approximately $1,593,000 has been expended thus far.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and the cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial commenced in October 2009 and is expected to cost approximately $600,000, of which approximately $505,000 has been expended thus far.  We anticipate expending $319,000 during the remainder of 2009 for direct clinical trial expense.  This includes the remaining 2009 expenditures for all projects currently planned.  The table below summarizes our projects, the actual costs expended to date and costs expected after September 30, 2009.

Projects	Planned Project Cost	Expenditures through September 30, 2009	Expected after September 30, 2009

Melanoma	$3,000,000	$2,908,000	$92,000
Breast/Other	$675,000	$675,000	$-0-
Psoriasis/AD	$1,725,000	$1,593,000	$132,000
Liver	$600,000	$505,000	$95,000

Comparison of Three and Nine Months Ended September 30, 2009 and September 30, 2008

    Revenues

    OTC Product Revenue was $-0- in both the three and nine months ended September 30, 2009 and 2008.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three and nine months ended September 30, 2009 and 2008.  The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

    Research and development

    Research and development costs of $1,210,145 for the three months ended September 30, 2009 included payroll of $618,509, consulting and contract labor of $281,649, legal of $83,206, insurance of $46,397, lab supplies and pharmaceutical preparations of $165,157, rent and utilities of $12,913, and depreciation expense of $2,314.  Research and development costs of $1,092,005 for the three months ended September 30, 2008 included payroll of $547,769, consulting and contract labor of $369,567, legal of $79,733, insurance of $39,758, lab supplies and pharmaceutical preparations of $34,622, rent and utilities of $18,242, and depreciation expense of $2,314.  The increase in payroll is the result of an increase in salaries and bonuses as well as higher pension expense due to quarterly versus annual allocation offset partially by lower stock-based compensation expense.  The decrease in consulting and contract labor is primarily the result of less expense necessary to manage the Phase 2 metastatic melanoma clinical trial since enrollment was completed mid-second quarter.  The increase in lab supplies and pharmaceutical preparations is primarily the result of preparing to meet requirements for any definitive clinical studies necessary and for filing the eventual New Drug Approval application of PV-10 to treat metastatic melanoma.

    Research and development costs of $3,691,471 for the nine months ended September 30, 2009 included payroll of $2,339,699, consulting and contract labor of $832,341, legal of $168,549, insurance of $110,043, lab supplies and pharmaceutical preparations of $191,981, rent and utilities of $41,916, and depreciation expense of $6,942.  Research and development costs of $3,403,789 for the nine months ended September 30, 2008 included payroll of $2,039,578, consulting and contract labor of $900,661, legal of $222,299, insurance of $76,737, lab supplies and pharmaceutical preparations of $100,003, rent and utilities of $57,569, and depreciation expense of $6,942.  The increase in payroll is the result of an increase in salaries and bonuses offset partially by lower stock-based compensation expense as well as lower pension expense due to quarterly versus annual allocation. The increase in lab supplies and pharmaceutical preparations is primarily the result of preparing to meet requirements for any definitive clinical studies necessary and for filing the eventual New Drug Approval application of PV-10 to treat metastatic melanoma.

General and administrative

    General and administrative expenses increased by $278,687 in the three months ended September 30, 2009 to $1,445,275 from $1,166,588 for the three months ended September 30, 2008.  The increase resulted primarily from approximately $220,000 of additional investor relation expenses, other consulting and conference expenses.  This increase was also a result of approximately $75,000 in total payroll expenses from higher salaries and bonuses as well as higher pension expense due to quarterly versus annual allocation offset partially by no stock-based compensation.

    General and administrative expenses increased by $1,387,414 in the nine months ended September 30, 2009 to $5,017,442 from $3,630,028 for the nine months ended September 30, 2008.  The increase resulted primarily from approximately $1,000,000 of additional investor relation expenses, other consulting and conference expenses.  This increase was also a result of approximately $400,000 in total payroll expenses from higher salaries and bonuses offset partially by lower stock-based compensation expense as well as lower pension expense due to quarterly versus annual allocation.

    Investment income

    Investment income decreased by $10,390 in the three months ended September 30, 2009 to $2,459 from $12,849 in the three months ended September 30, 2008.  The decrease resulted due to lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

    Investment income decreased by $68,022 in the nine months ended September 30, 2009 to $3,737 from $71,759 in the nine months ended September 30, 2008.  The decrease resulted due to lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

Cash Flow

    Our cash and cash equivalents were $3,780,460 at September 30, 2009, compared with $2,796,020 at December 31, 2008.  The increase of approximately $1,000,000 was due primarily to cash provided of $7,399,901 from sales of equity securities and the exercises of warrants and stock options during the nine months ended September 30, 2009 which was greater than cash used in operating activities.  We have maintained our expenditure rate in 2009 primarily with our clinical trial projects and our investor relations efforts to communicate the progress of the Company.

    At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2009 and 2010 since we expect additional cash inflows from the exercise of existing warrants and sales of equity securities.  If we do not have sufficient cash inflows from the exercise of existing warrants and sales of equity securities, then we will reduce administrative expenses including management salaries which will enable us to meet minimum expenditures planned during the remainder of 2009 and 2010.  Since we plan for $319,000 of direct clinical trial expense and $150,000 of fixed expenses to operate during the remainder of 2009, we have enough cash on hand to fund the remainder of 2009 operations with the cash on hand at September 30, 2009.

    We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and the majority stake asset sale and licensure of our OTC products as well as other non-core assets.  However, we cannot assure you that we will be successful in either licensing PH-10 or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2010 and beyond.  We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

Capital Resources

    As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  Excess cash will be used to finance the next phases in clinical development of our pharmaceutical products.  We anticipate that any required funds for our operating and development needs beyond 2009 and 2010 will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities, unless we are successful with our plans for our dermatology drug product candidate portfolio and/or our non-core assets, and then we will likely have sufficient cash inflows.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders.

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

   Stock-Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Based Compensation” (formerly FAS 123R), effective January 1, 2006 under the modified prospective method, which recognizes compensation cost beginning with the effective date (a) based on the requirements of ASC 718 for all share-based payments granted after the effective date and to awards modified, repurchased, or cancelled after that date and (b) based on the requirements of accounting standards previously issued as FASB 123 for all awards granted to employees prior to the effective date of ASC 718 that remain unvested on the effective date.

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

    The Company records the fair value of warrants granted to non-employees in exchange for services in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”.  Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant.  Accordingly fair value is determined on the grant date.

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

New Accounting Pronouncements

    In April 2008, the FASB issued modifications to ASC 350 (“ASC 350”) “Intangibles – Goodwill and Other”.  The modifications to ASC 350 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. On January 1, 2009, the Company adopted the modifications to ASC 350. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

    In May 2009, the FASB issued ASC 855 (“ASC 855”), “Subsequent Events”.  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events, which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through November 13, 2009, which is the day the financial statements were issued.

    In June 2009, the FASB issued ASC 105 (“ASC 105”) “Generally Accepted Accounting Principles”. ASC 105 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and was adopted July 1, 2009. Therefore, all references to GAAP use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial condition, results of operations and cash flows.

    In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), “Measuring Liabilities at Fair Value”, which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first interim period ending after December 15, 2009, and was adopted on October 1, 2009.  This standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

     September 2009, the FASB issued ASU No. 2009-12 (“ASU 2009-12”), “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  The Company is currently evaluating the impact of adopting this standard on its financial condition, results of operations and cash flows and does not expect it to have a material impact since it is not yet effective.

    In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605, “Revenue Recognition”. ASU 2009-13 provides guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  This standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows since it is not yet effective.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             None.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this Quarterly Report on Form 10-Q was prepared, in order to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    In May and June 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,750,000 shares of common stock at a purchase price of $0.90 per share, for an aggregate purchase price of $1,575,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 875,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $227,250 and issued 175,000 shares of common stock at a fair market value of $197,750 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

    During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 common shares are committed to be issued but not outstanding at June 30, 2009, which were issued in July 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,508 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, which was paid in July, 2009, and is committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction, which were issued in August, 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

    In July 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,040,570 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $780,427.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,510 shares of common stock at an exercise price of $1.50 per share.  The Company paid $101,485 and issued 100,016 shares of common stock in August 2009 at a fair market value of $95,015 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

    In July and September 2009 the Company completed a private placement transaction with a total of two accredited investors pursuant to which the Company sold a total of 309,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $231,750.  The proceeds received are for general corporate purposes.

    In September 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,696,733 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,272,550.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 848,366 shares of common stock at an exercise price of $1.00 per share. The Company paid $180,432 and is committed to issue 169,673 shares of common stock at a fair market value of $169,673 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

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

    Progress payments could potentially total $50,000 for the first cell line for which SPAH uses our technology and $25,000 for each use of the same technology thereafter.  We do not know how many cell lines SPAH may have and we currently have no indication from SPAH that it intends to use any of our technologies in the foreseeable future.

Item 6. Exhibits.

    31.1   Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 13, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.
    31.2   Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 13, 2009, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.
32.1   Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 13, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of  the Company,   and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceuticals,

By:	/s/ H. Craig Dees, Ph.D
H. Craig Dees, Ph.D
Chief Executive Officer

Date: November 13, 2009

EXHIBIT INDEX

Exhibit No.    Description

31.1      Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 13, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2      Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 13, 2009, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

32.1
             Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 13, 2009, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the
             Company, and Peter R. Culpepper, Chief Financial Officer of the Company.