Form 10-K
period 2009-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2010-03-31
CIK 315545

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2009;

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
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
         Yes     ☐     No     ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                              Accelerate filer   ☐                                           Non-accelerated filer   ☐                                            Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $38.2 million (computed on the basis of $1.03 per share).  The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of March 18, 2010 was 70,215,391.

Documents incorporated by reference in Part III hereof:
Proxy Statement for 2010 Annual Meeting of Stockholders.

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

Provectus has designated all of its subsidiaries as non-core except for Provectus Pharmatech, Inc., which owns the patented technologies for its prescription drug product candidates for the treatment of cancer and serious skin diseases.  The non-core subsidiaries own patented technologies for a range of other products that are intended to be further developed and licensed.  The potential further development and licensure would likely be facilitated via the Company's selling a majority stake of the underlying assets of each non-core subsidiary.  This transaction would likely be accomplished through a non-core spin-out process which would enable each non-core subsidiary to become a separate publicly held company.  Each new public entity could then raise funds without diluting the ownership of the then current shareholders of the Company.

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

Accompanying the increased use of disposable gloves is a mounting incidence of chronic skin irritation. To address this market, we have developed GloveAid, a hand cream with both antiperspirant and antibacterial properties, to increase the comfort of users’ hands during and after the wearing of disposable gloves. During 2003, we ran a pilot scale run at the manufacturer of GloveAid. The Company now intends to license this product to a third party with experience in the institutional sales market. The Company has been discussing this strategy with interested groups.  Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for six hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain stores) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  The Company now intends to license the Pure-ific product.  The Company has been discussing this strategy with interested groups.  Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

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

Psoriasis and Atopic Dermatitis. Psoriasis is a common chronic disorder of the skin characterized by dry scaling patches, called “plaques,” for which current treatments are few and those that are available have potentially serious side effects. There is no known cure for the disease at this time. According to the National Institutes of Health, as many as 7.5 million Americans, or approximately 2.2 percent of the U.S. population, have psoriasis. The National Psoriasis Foundation reports that approximately 125 million people worldwide, 2 to 3 percent of the total population, have psoriasis. It also reports that total direct and indirect health care costs of psoriasis for patients exceed $11 billion annually. Additionally, the National Eczema Association estimates that atopic dermatitis affects more than 30 million Americans.

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

We believe that PH-10 activated with green light offers a superior treatment for psoriasis and atopic dermatitis, otherwise know as eczema, because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue; moreover, the therapy has shown promise in comprehensive Phase 1 clinical trials. The objective of a Phase 1 clinical trial is to determine if there are safety concerns with the therapy. In these studies, involving more than 50 test subjects, PH-10 was applied topically to psoriatic plaques and then illuminated with green light. In our first study, a single-dose treatment yielded an average reduction in plaque thickness of 59% after 30 days, with further response noted at the final follow-up examination 90 days later. Further, no pain, significant side effects, or evidence of “rebound” (increased severity of a psoriatic plaque after the initial reduction in thickness) were observed in any treated areas. This degree of positive therapeutic response is comparable to that achieved with potent steroids and other anti-inflammatory agents, but without the serious side effects associated with such agents.

We have continued the required FDA reporting to support the active “Investigational New Drug” application for PH-10’s Phase 2 clinical trials on psoriasis and atopic dermatitis.  We were originally allowed by the FDA to study the use of our drug PH-10 for psoriasis in clinical trials and we have also now been allowed to study the use of our drug PH-10 for atopic dermatitis in a Phase 2 clinical trial. The required reporting includes the publication of results regarding the multiple treatment scenario of the active ingredient in PH-10. The objective of our initial and recently completed Phase 2 studies is to assess the potential for remission of the disease using a regimen of treatments that we are seeking to optimize. Our recent two studies were designed to further clarify the optimal amount of treatments on a daily basis.

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

Oncology

Oncology is another major market where our planned products may afford competitive advantage compared to currently available options. We are developing PV-10, a sterile injectible form of Rose Bengal, for direct injection into tumors. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. During 2003 and 2004, we worked toward completion of the extensive scientific and medical materials necessary for filing an “Investigational New Drug” (IND) application for PV-10 in anticipation of beginning Phase 1 clinical trials for various solid tumors. This IND was filed and allowed by the FDA in 2004 setting the stage for two Phase 1 clinical trials; namely, treating metastatic melanoma and recurrent breast carcinoma. We started both of these Phase 1 clinical trials in 2005 and completed the initial Phase 1 objectives for both in 2006.  We completed the expanded Phase 1 objectives for the metastatic melanoma study in 2007, and then commenced a Phase 2 study which was significantly completed in 2008 and was fully enrolled in May 2009.  The follow-up for the study will be completed in May 2010. During the first quarter of 2010 we plan to meet with the FDA to discuss the steps needed to both achieve registration of PV-10 for our lead indication (metastatic melanoma) and receive Fast Track status.

Liver Cancer. The current standard of care for liver cancer is ablative therapy (which seeks to reduce a tumor by poisoning, freezing, heating, or irradiating it) using either a localized injection of ethanol (alcohol), cryosurgery, radiofrequency ablation, or ionizing radiation such as X-rays. Where effective, these therapies have many side effects and selecting therapies with fewer side effects tends to reduce overall effectiveness. Combined, ablative therapies have a five-year survival rate of 33% - meaning that only 33% of those liver cancer patients whose cancers are treated using these therapies survive for five years after their initial diagnoses. In pre-clinical studies we have found that direct injection of PV-10 into liver tumors quickly ablates treated tumors, and can trigger an anti-tumor immune response leading to eradication of residual tumor tissue and distant tumors. Because of the natural regenerative properties of the liver and the highly localized nature of the treatment, this approach appears to produce no significant side effects. Based on these encouraging preclinical results, we assessed strategies for initiation of clinical trials of PV-10 for treatment of liver cancer. We commenced a Phase 1 liver cancer trial in October 2009 and expect to complete it in 2010.

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

Prostate Cancer. Cancer of the prostate afflicts approximately 190,000 U.S. men annually, leading to about 30,000 deaths a year. As with breast cancer, surgical resection, chemotherapy, radiation therapy, and immunotherapy comprise the standard treatments for the majority of cases, and can result in serious, permanent side effects. We believe that direct injection of PV-10 into prostate tumors may selectively ablate such tumors, and, as in the case of liver and breast tumors, may also elicit an anti-tumor immune response capable of eradicating distant metastases. Since trans-urethral ultrasound, guided fine-needle biopsy and immunotherapy, along with brachytherapy implantation, are becoming routine procedures for diagnosis and treatment of these cancers, we believe that localized destruction of suspected tumors through direct injection of PV-10 can become a primary treatment. We are evaluating options for initiating clinical studies of direct injection of PV-10 into prostate tumors, and expect to formulate final plans based on results from clinical studies of our indications for PV-10 in the treatment of liver and breast cancer, as well as metastatic melanoma.

Metastatic Melanoma. According to the American Cancer Society, in 2008 there were approximately 62,000 new cases of melanoma in the U.S., leading to more than 8,000 deaths. Further, the World Health Organization has projected that 48,000 patients globally died from melanoma in 2008. The incidence of melanoma in Australia is up to five times that of the U.S. There have been no significant advances in the treatment of melanoma for approximately 30 years. We are continuing Phase 2 clinical studies in both Australia and the U.S. of direct injection of PV-10 into melanoma lesions which was significantly completed in 2008 and was fully enrolled in May 2009.  This Phase 2 study was commenced after we completed the expanded Phase 1 clinical studies of our indication for PV-10 in Stage 3 and Stage 4 metastatic melanoma.

Based upon requests from physicians, we initiated two expanded access programs (“compassionate use”) for PV-10 in Australia and the U.S. These are active at five of our Phase 2 study centers. A total of 20 melanoma patients, 8 of whom have crossed over from the Phase 2 study to receive further treatment, have commenced treatment with PV-10 under the program as of December 2009. A majority of these patients are in long-term follow-up for up to two years.

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

Research and development costs totaling $4,909,414 for 2009 included payroll of $2,860,116, consulting and contract labor of $1,367,422, lab supplies and pharmaceutical preparations of $281,833, legal of $209,709, insurance of $125,295, rent and utilities of $55,685, and depreciation expense of $9,354.  Research and development costs totaling $4,425,616 for 2008 included payroll of $2,561,845, consulting and contract labor of $1,256,032, lab supplies and pharmaceutical preparations of $116,762, legal of $297,363, insurance of $108,905, rent and utilities of $75,453, and depreciation expense of $9,256.

Production

We have determined that the most efficient use of our capital in further developing our OTC products is to license the products.  The Company has been discussing this strategy with interested groups.  Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, medical devices and OTC pharmaceuticals.  All patents material to an understanding of the Company are included and a cross reference to a discussion that explains the patent technologies and products is identified for each patent in the following table:

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	November 3, 1998	October 30, 2016
5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents; see discussion under Medical Devices in Description of Business	November 10, 1998	October 30, 2016
5,998,597	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	December 7, 1999	October 30, 2016
6,042,603	Method for improved selectivity in photo-activation of molecular agents; see discussion under Medical Devices in Description of Business	March 28, 2000	October 30, 2016
6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	December 21, 2018
6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Business	September 17, 2002	April 6, 2020
6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Business	October 22, 2002	April 6, 2020
6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	December 10, 2019
6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Business	December 17, 2002	April 6, 2020

6,519,076	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 11, 2003	October 30, 2016
6,525,862	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 25, 2003	October 30, 2016
6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Business	April 1, 2003	April 6, 2020
6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	September 9, 2023
6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	May 5, 2023
7,036,516	Treatment of pigmented tissues using optical energy; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	May 2, 2006	January 28, 2020
7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Material Transfer Agreement in Description of Business	April 10, 2007	May 15, 2024
7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	September 25, 2025
7,346,387	Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents; see discussion under Medical Devices in Description of Business	March 18, 2008	October 30, 2016
7,353,829	Improved Methods and Apparatus For Multi-Photon Photo-Activation of Therapeutic Agents; see discussion under Medical Devices in Description of Business	April 8, 2008	April 23, 2020
7,384,623	A Radiosensitizer Agent comprising Tetrabromoerythrosin; see discussion under Oncology in Description of Business	June 10, 2008	August 25, 2019
7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	June 24, 2008	March 6, 2021
7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	October 2, 2025
7,427,389	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	September 23, 2008	July 7, 2026
7,648,695	Improved Medicaments for chemotherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 19, 2010	July 6, 2021

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

The Company has received no “progress payments” in relation to its Material Transfer Agreement with SPAH. Progress payments could potentially total $50,000 for the first cell line for which SPAH uses our technology and $25,000 for each use of the same technology thereafter.  We do not know how many cell lines SPAH may have and we currently have no indication from SPAH that it intends to use any of our technologies in the foreseeable future.

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

Personnel

Our executive officers and directors are:

H. Craig Dees, Ph.D., 58, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 52, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 47, has served as our Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 50, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Stuart Fuchs, 63, has served as a member of our board of directors since January 23, 2003. He is a co-founder and has served as a managing principal of Gryffindor Capital Partners, LLC, a Chicago-based venture capital firm, since January 2000. Before joining Gryffindor, he was a founding stockholder of several biotech companies, including Angiogen LLC (since 1998), which develops combinations of drugs to stimulate in vivo production of factors that inhibit the growth of blood vessels in tumors, and Nace Pharma LLC (since 1996), which develops drugs that employ novel drug delivery technologies. Through Nace Resources Inc., a Delaware corporation providing strategic and financial advice to companies in the technology sector, Mr. Fuchs has formed or participated in groups of investors on behalf of several companies, including Abiant Inc., Celsion Corp. and Photogen.  Before founding Nace Resources Inc., he served for 19 years as an investment banker with Goldman, Sachs & Co., where he co-managed the firm’s public finance activities for the Midwest region. Before joining Goldman, Sachs & Co., Mr. Fuchs was a lawyer in private practice with Barrett Smith Schapiro & Simon in New York. Mr. Fuchs holds an A.B. degree from Harvard College and a J.D. from Harvard Law School and is a member of the Association of the Bar of the City of New York.

Kelly M. McMasters M.D., Ph.D., 49, has served as a member of our board of directors since June 9, 2008. Additionally, Dr. McMasters serves as chairman of our scientific advisory board.   Dr. McMasters received his undergraduate training at Colgate University prior to completing the MD/PhD program at the University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School and Rutgers University.  He then completed the residency program in General Surgery at the University of Louisville, and a fellowship in Surgical Oncology at M.D. Anderson Cancer Center in Houston.  He is currently the Sam and Lolita Weakley Professor of Surgical Oncology at the University of Louisville in Kentucky, a position he has held since 1996.  Since 2005, he has chaired the Department of Surgery at the University of Louisville and also has been Chief of Surgery at University of Louisville Hospital.  Since 2000, he has also been Director of the Multidisciplinary Melanoma Clinic of the James Graham Brown Cancer Center at the University of Louisville.  His is an active member of the surgery staff at the University of Louisville Hospital, Norton Hospital and Jewish Hospital in Louisville. He is on the editorial boards of the Annals of Surgical Oncology, Cancer Therapy and the Journal of Clinical Oncology as well as an ad hoc reviewer for 9 other publications. He holds several honors, chief among them is “Physician of the Year” awarded by the Kentucky Chapter of the American Cancer Society.  He is the author and principal investigator (PI) of the Sunbelt Melanoma Trial, a multi-institutional study involving 3500 patients from 79 institutions across North America and one of the largest prospective melanoma studies ever performed.  He has been a PI, Co-PI or local PI in over thirty clinical trials ranging from Phase 1 to Phase 3.  For the past 12 years he has also directed a basic and translational science laboratory studying adenovirus-mediated cancer gene therapy funded by the American Cancer Society and the National Institutes of Health (NIH).

Item 1A.  Risk Factors.

Our business is subject to various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus. Any of these risks could materially adversely affect our business, operating results, and financial condition:

Our technologies are in early stages of development.

We generated minimal initial revenues from sales and operations in 2006 and 2005, and we do not expect to generate revenues to enable us to be profitable for several calendar quarters unless we sell and/or license our technologies.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  To complete our current planned studies in clinical development, we expect to spend approximately $123,000 in 2010.   We estimate that our existing capital resources will be sufficient to fund our current operations.  We may need to raise additional funds in 2012 in order to fully implement our integrated business plan, including potential commercialization of PV-10 to treat metastatic melanoma and execution of any potential next phases in clinical development of our pharmaceutical products unless we plan to license and/or co-develop the further development of our drug product candidates with industry partners.

Ultimately, we must achieve profitable operations if we are to be a viable entity, unless we are acquired by another company. We intend to proceed as rapidly as possible with the asset sale and licensure of OTC products that can be sold with a minimum of regulatory compliance and with the development of revenue sources through licensing of our existing intellectual property portfolio. We cannot assure you that we will be able to raise sufficient capital to sustain operations in 2012 and beyond before we can commence revenue generation or that we will be able to achieve or maintain a level of profitability sufficient to meet our operating expenses.

We may need additional capital to conduct our operations and commercialize and/or further develop our products in 2012 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2012; however, we may need additional capital in 2012 and beyond if we commercialize PV-10 to treat metastatic melanoma. We have based this estimate on assumptions that may prove to be wrong, and we cannot assure that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

Existing stockholders may face dilution from our financing efforts.

We may raise additional capital from external sources to execute our business plan in 2012 and beyond. We plan to issue debt securities, capital stock, or a combination of these securities, if necessary. We may not be able to sell these securities, particularly under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common shareholders.  We may also raise additional capital at any time if we believe appropriate to take advantage of market conditions and/or to pursue strategic investors.

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

We have previously focused on marketing Pure-ific, one of our OTC products, on a limited basis to establish proof of concept, which we believe we have accomplished. We have recognized minimal revenue from this product, as the sales of this product have not been material.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products.  In order for this product, and our other OTC products, to become commercially successful, the Company now intends to license the products.  The Company has been discussing this strategy with interested groups.  Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

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

Our common stock price can be volatile because of several factors, including a limited public float, which has increased significantly from 2005 to 2009.

During the year ended December 31, 2009, the sale price of our common stock fluctuated from $0.84 to $1.28 per share. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

Part II

Item 4.  Market for Common Equity and Related Stockholder Matters.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT." The following table sets forth the range of high and low bid information for the periods indicated since January 1, 2008:

2008	High	Low
First Quarter (January 1 to March 31)	1.59	1.00
Second Quarter (April 1 to June 30)	1.30	0.90
Third Quarter (July 1 to September 30)	1.64	0.74
Fourth Quarter (October 1 to December 31)	1.56	0.82

2009
First Quarter (January 1 to March 31)	1.03	0.86
Second Quarter (April 1 to June 30)	1.28	0.93
Third Quarter (July 1 to September 30)	1.11	0.88
Fourth Quarter (October 1 to December 31)	1.07	0.84

The closing price for our common stock on March 18, 2010 was $1.31.  High and low quotation information was obtained from data provided by Yahoo!  Inc.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

As of March 18, 2010, we had 1,853 shareholders of record of our common stock in physical certificate form.

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

During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 of the 2,868,994 common shares sold were committed to be issued but not outstanding at June 30, 2009 and which were issued in July 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,510 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, which was paid in July 2009, and was committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction, which were issued in August 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

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

In September 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,696,733 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,272,550.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 848,366 shares of common stock at an exercise price of $1.00 per share. The Company paid $180,432 and was committed to issue 169,673 shares of common stock at a fair market value of $169,673 to Maxim Group, LLC as a placement agent for this transaction which were issued in November 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

During the three months ended December 31, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,486,367 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,114,775.  266,600 of the 1,486,367 common shares sold are committed to be issued but not outstanding at December 31, 2009 and which were issued in January 2010.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 743,185 shares of common stock at an exercise price of $0.95 per share. The Company paid $118,926, has accrued $25,994 to be paid as of December 31, 2009, which was paid in January 2010, and is committed to issue 148,637 shares of common stock at December 31, 2009 at a fair market value of $132,287 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

In December 2009 the Company completed a private placement transaction with an accredited investor pursuant to which the Company sold a total of 500,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $375,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 250,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $48,750 and is committed to issue 50,000 shares of common stock at a fair market value of $45,000 to Maxim Group, LLC as a placement agent for this transaction at December 31, 2009, which were issued in January 2010.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 7-12 years.  Annual amortization of the patents is expected to be approximately $671,000 for the next five years.

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

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We are committed to pay a total of $27,000 in lease payments through June 2010, which is the remainder of our current lease term at December 31, 2009.

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2009 and thus far in 2010, and warrants exercised in 2009 and thus far in 2010. Given our current rate of expenditures, we do not need to raise additional capital unless we commercialize PV-10 on our own to treat metastatic melanoma.  Additionally, our existing funds are sufficient to meet minimal necessary expenses until 2012.

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

Our current plans include continuing to operate with our four employees during the immediate future, but we have added two additional consultants to the two we already had, and anticipate adding two more consultants in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

Plan of Operation

With the reorganization of Provectus and PPI and the acquisition and integration into the Company of Valley and Pure-ific, we believe we have obtained a unique combination of core intellectual properties and OTC and other non-core products. This combination represents the foundation for an operating company that we believe will provide both profitability and long-term growth.  In 2009 and thus far in 2010, we continued to carefully control expenditures in preparation for both the licensure of PH-10 and the asset sale and licensure or spin out of our OTC products, medical device, imaging, and biotech technologies, and we will issue equity only when it makes sense and primarily for purposes of attracting strategic investors.  In the longer term, we expect to continue the process of developing, testing and obtaining the approval of the U. S. Food and Drug Administration (FDA) for prescription drugs in particular.

We have continued to make significant progress with the major research and development projects, most of which have been nearly completed. The Phase 2 trial in metastatic melanoma has been significantly completed which has cost approximately $3,018,000 through December 31, 2009 and is not expected to incur additional cost.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and was completed in December 2009.  The study was expected to cost approximately $1,725,000, of which approximately $1,678,000 has been expended which closes out the study.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and was completed in October 2009.  The cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial commenced in October 2009 and is expected to cost approximately $629,000, of which approximately $506,000 has been expended thus far.

We anticipate expending $123,000 during the remainder of 2010 for direct clinical trial expense which includes the remaining expenditures for all projects currently planned unless we determine a Phase 3 trial in metastatic melanoma is appropriate.  If a Phase 3 trial is not necessary per guidance from the FDA, we will determine if any additional clinical trial expense is beneficial to further developing our core technologies while we seek to license both PH-10 and potentially PV-10 depending on the timing for the optimal deal structure for our stockholders.  The table below summarizes our projects, the actual costs expended to date and costs expected for 2010.

Projects	Planned Project Cost	Expenditures through December 31, 2009	Expected 2010
Melanoma	$3,018,000	$3,018,000	$-0-
Breast/Other	$675,000	$675,000	$-0-
Psoriasis/AD	$1,678,000	$1,678,000	$-0-
Liver	$629,000	$506,000	$123,000

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

OTC Product Revenue was $-0- in both 2009 and 2008.  We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products. There was no medical device revenue in 2009 or 2008 as we have not emphasized sales of medical devices.  We have designated the OTC and medical device products as non-core and are considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and development

Research and development costs totaling $4,909,414 for 2009 included payroll of $2,860,116, consulting and contract labor of $1,367,422, lab supplies and pharmaceutical preparations of $281,833, legal of $209,709, insurance of $125,295, rent and utilities of $55,685, and depreciation expense of $9,354.  Research and development costs totaling $4,425,616 for 2008 included payroll of $2,561,845, consulting and contract labor of $1,256,032, lab supplies and pharmaceutical preparations of $116,762, legal of $297,363, insurance of $108,905, rent and utilities of $75,453, and depreciation expense of $9,256.

The approximately $300,000 increase in payroll is primarily the result of higher bonuses offset partially by the lower impact of stock-based compensation expense for stock options in 2009 versus 2008.  The approximately $111,000 increase in consulting and contract labor is the result of the greater consulting costs incurred in 2009 to significantly advance Phase 2 clinical trial programs for both atopic dermatitis and psoriasis versus 2008. The approximately $165,000 increase in lab supplies and pharmaceutical preparations is primarily the result of materials necessary to provide for the any additional clinical trials and/or FDA regulatory requirements that were purchased to a greater extent in 2009 versus 2008.

General and administrative

General and administrative expenses increased by $1,498,748 in 2009 to $6,745,597 from $5,246,849 in 2008.  Expenses in 2009 were generally similar in nature to expenses in 2008 except consulting and conference expense, primarily for investor relations, was approximately $1.2 million higher in 2009 than in 2008.  Payroll increased approximately $380,000 in 2009 due to higher bonuses offset partially by the lower impact of stock-based compensation expense for stock options in 2009 versus 2008.

Investment income

Investment income decreased by $70,197 in 2009 to $3,817 from $74,014 in 2008.  The decrease resulted primarily due to significantly lower interest rates on cash and cash equivalents as well as lower balances in 2009 versus 2008.

Cash Flow

Our cash and cash equivalents were $3,237,178 at December 31, 2009, compared with $2,796,020 at December 31, 2008.  The increase of approximately $440,000 was due primarily to cash provided of $9,043,141 from sales of equity securities and the exercises of warrants and stock options during the year ended December 31, 2009 which was greater than cash used in operating activities. Our expenditure rate in 2009 was consistent with 2008 due to our clinical trial projects and our investor relations efforts to communicate the progress of the Company.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2010 and until 2012 without additional cash inflows from the exercise of existing warrants or sales of equity securities.  We have enough cash on hand to fund operations until 2012 with the cash on hand at December 31, 2009 as well as through financing completed thus far in 2010.

We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and the majority stake asset sale and licensure of our OTC products as well as other non-core assets.  However, we cannot assure you that we will be successful in either licensing PH-10 or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products.  Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2012 and beyond.  We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.

Capital Resources

As noted above, our present cash flow is currently sufficient to meet our short-term operating needs.  Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we determine to undertake ourselves versus with a partner.  We anticipate that any required funds for our operating and development needs in 2012 and beyond will come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities.  While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner.  In addition, any such financing may result in significant dilution to shareholders.

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

In May 2009, the FASB issued ASC 855 (“ASC 855”), “Subsequent Events”.  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events, which previously existed only in auditing literature.  The Company has performed an evaluation of subsequent events through the day the financial statements were issued.

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

In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), “Multiple-Deliverable Revenue Arrangements”, which amends ASC 605, “Revenue Recognition”. ASU 2009-13 provides guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  This standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows since it is not effective.

Item 7. Financial Statements.

Our consolidated financial statements, together with the report thereon of BDO Seidman LLP, independent accountants, are set forth on the pages of this Annual Report on Form 10-K indicated below.

Page
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	32
Consolidated Statements of Operations for the years December 31, 2009 and 2008, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2009	33
Consolidated Statements of Shareholders' Equity for years ended December 31, 2009 and 2008, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2009	34
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, cumulative amounts from January 17, 2002 (Inception) through December 31, 2009	36
Notes to Consolidated Financial Statements	38

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

Item 8A (T). Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information called for by this item with respect to our executive officers as of March 31, 2010 is furnished in Part I of this report under the heading  "Personnel--Executive Officers." The information called for by this item, to the extent it relates to our directors or to certain filing obligations of our directors and executive officers under the federal securities laws, is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2010, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Item 10.  Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2010, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2010, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 12.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2010, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 13.  Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2010, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 14. Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Annual Report on Form 10-K.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

By: /s/ H. Craig Dees
H. Craig Dees, Ph.D. Chief Executive Officer

Date:    March 31, 2010

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ H. Craig Dees H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 31, 2010
/s/ Peter R. Culpepper Peter R. Culpepper, CPA	Chief FinancialeOfficer (principal financial officer and principal accounting officer) and Chief Operating Officer	March 31, 2010
/s/ Timothy C. Scott Timothy C. Scott, Ph.D.	President and Director	March 31, 2010
/s/ Eric A. Wachter , Ph.D Eric A. Wachter, Ph.D.	Executive Vice President - Pharmaceuticals and Director	March 31, 2010
/s/ Stuart Fuchs Stuart Fuchs	Director	March 31, 2010
/s/ Kelly M. McMasters, M.D., Ph.D Kelly M. McMasters, M.D., Ph.D.	Director	March 31, 2010

 Report of Independent Registered Public Accounting Firm

 Board of Directors
 Provectus Pharmaceuticals, Inc.
 Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 17, 2002 (date of inception) to December 31, 2009 and for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the period from January 17, 2002 (date of inception) to December 31, 2009 and for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
Chicago, Illinois
March 31, 2010

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

Assets

Current Assets
Cash and cash equivalents	$3,237,178	$2,796,020
Prepaid expenses and other current assets	--	50,691

Total Current Assets	3,237,178	2,846,711

Equipment and Furnishings, less accumulated depreciation of $400,587 and $391,233	30,175	33,690

Patents, net of amortization of $4,776,137 and $4,105,017, respectively	6,939,308	7,610,428

Other assets	27,000	27,000
	$10,233,661	$10,517,829

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable – trade	$220,251	$267,093
Accrued compensation and payroll taxes	149,836	79,955
Accrued consulting expense	42,260	66,250
Pension liability	345,000	--
Other accrued expenses	69,804	48,995

Total Current Liabilities	827,151	462,293

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding Common stock; par value $.001 per share; 100,000,000 shares authorized; 67,410,226 and 53,017,076 shares issued and outstanding, respectively	67,410	53,017
Paid-in capital	77,137,021	65,478,126
Deficit accumulated during the development stage	(67,797,921)	(55,475,607)

Total Stockholders’ Equity	9,406,510	10,055,536
	$10,233,661	$10,517,829

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2009

Revenues
OTC product revenue	$--	$--	$25,648
Medical device revenue	--	--	14,109
Total revenues	--	--	39,757

Cost of sales	--	--	15,216

Gross profit	--	--	24,541

Operating expenses
Research and development	4,909,414	4,425,616	20,868,195
General and administrative	6,745,597	5,246,849	33,958,475
Amortization	671,120	671,120	4,776,137

Total operating loss	(12,326,131)	(10,343,585)	(59,578,266)

Gain on sale of fixed assets	--	--	55,075

Loss on extinguishment of debt	--	--	(825,867)

Investment income	3,817	74,014	649,141

Net interest expense	--	--	(8,098,004)

Net loss	$(12,322,314)	(10,269,571)	(67,797,921)

Basic and diluted loss per common share	$(0.21)	(0.20)

Weighted average number of common shares outstanding – basic and diluted	59,796,632	51,320,138

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock
	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17 2002	--	$--	$--	$--	$--

Issuance to founding shareholders	6,000,000	6,000	(6,000)	--	--
Sale of stock	50,000	50	24,950	--	25,000
Issuance of stock to employees	510,000	510	931,490	--	932,000
Issuance of stock for services	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	(1,316,198	(1,316,198)

Balance, at April 23, 2002	6,680,000	$6,680	$1,310,320	$(1,316,198	802

Shares issued in reverse merger	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	(400,000	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	--	--	--	(5,749,937	(5,749,937)

Balance, at December 31, 2002	9,423,689	$9,424	$18,780,291	$(7,066,135	11,723,580

Issuance of stock for services	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	145,479	--	145,479
Stock to be issued for services	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible Debt	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	(3,155,313	(3,155,313)

Balance, at December 31, 2003	10,867,509	$10,868	$20,461,632	$(10,221,448	(10,251,052)

Issuance of stock for services	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	495,480	--	495,480
Exercise of warrants	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible Debt	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	(4,344,525	(4,344,525)

See accompanying notes to consolidated financial statements.

Balance, at December 31, 2004	$16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	985,010	--	985,010
Exercise of warrants and stock options	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	3,405,541	3,405	3,045,957	--	3,049,362
Issuance of warrants with convertible debt	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	39,529	--
Repurchase of beneficial conversion feature	--	--	(144,128	--	(144,128)
Net loss for the year ended 2005	--	--	--	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	$27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	370,023	--	370,023
Exercise of warrants and stock options	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	$42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	472,635	--	472,635
Exercise of warrants and stock options	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	$49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	517,820	--	517,820
Exercise of warrants and stock options	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	$53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536

Issuance of stock for services	796,012	796	694,204	--	695,000
Issuance of warrants for services	--	--	1,064,210	--	1,064,210
Exercise of warrants and stock options	3,480,485	3,480	2,520,973	--	2,524,453
Employee compensation from stock options	--	--	870,937	--	870,937
Issuance of stock pursuant to Regulation D	10,116,653	10,117	6,508,571	--	6,518,688
Net loss for the year ended 2009	--	--	--	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	$67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2009

Cash Flows From Operating Activities
Net loss	$(12,322,314)	$(10,269,571)	$(67,797,921)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,354	9,256	423,588
Amortization of patents	671,120	671,120	4,776,137
Amortization of original issue discount	--	--	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	--	1,295,226
Amortization of deferred loan costs	--	--	2,261,584
Accretion of United States Treasury Bills	--	(16,451)	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	--	389,950
Compensation through issuance of stock options	870,937	1,946,066	7,086,101
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	695,000	390,000	7,407,648
Issuance of warrants for services	1,064,210	517,820	2,597,834
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	50,691	48,769	--
Increase (decrease) in liabilities
Accounts payable	(46,842)	(188,099)	216,606
Accrued expenses	411,700	(229,278)	756,530

Net cash used in operating activities	(8,596,144)	(7,120,368)	(33,823,501)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	(5,839)	--	(67,888)
Proceeds from investments	--	8,000,000	37,010,481
Purchases of investments	--	(3,985,869)	(36,637,186)

Net cash (used in) provided by investing activities	(5,839)	4,014,131	485,482

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of common stock	6,518,688	--	21,497,769
Proceeds from exercises of warrants and stock options	2,524,453	2,639,711	11,548,723
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	9,043,141	2,639,711	36,575,197

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2009

Net change in cash and cash equivalents	$441,158	$(466,526)	$3,237,178

Cash and cash equivalents, at beginning of period	$2,796,020	$3,262,546	$--

Cash and cash equivalents, at end of period	$3,237,178	$2,796,020	$3,237,178

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

Deferred Loan Costs and Debt Discounts

Costs related to the issuance of the convertible debt, including lender fees, legal fees, due diligence costs, escrow agent fees and commissions, are recorded as deferred loan costs and amortized over the term of the loan using the effective interest method. Additionally, the Company recorded debt discounts related to warrants and beneficial conversion features issued in connection with the debt. Debt discounts are amortized over the term of the loan using the effective interest method.  All deferred loan costs and debt discounts were amortized as of December 31, 2007.

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

Patents at December 31, 2009 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 7-12 years. Annual amortization of the patents is expected to be approximately $671,000 for the next five years.

Revenue Recognition

Prior to 2007, the Company recognized revenue when product was shipped. When advance payments were received, these payments were recorded as deferred revenue and recognized when the product was shipped.  The Company has not had revenue in 2009 or 2008.

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

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes”.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes any corresponding interest and penalties associated with its income tax position in income tax expense.  There were no income tax interest or penalties in 2009 or 2008.   Tax years going back to 2006 remain open for examination.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2009 and 2008 are 22,147,554 and 21,025,172 from warrants, and 8,623,843 and 8,848,427 from options.   Included as of December 31, 2009 were 465,237 shares committed to be issued.  Subsequent to December 31, 2009, the Company issued 9,979,992 shares of preferred stock, 997,999 shares of common stock and 4,989,996 warrants to purchase common stock.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short-term nature of these amounts.

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

Subsequent Events

Management assesses subsequent events through the issue date of the financial statements.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued ASC 855 (“ASC 855”), “Subsequent Events”.  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events, which previously existed only in auditing literature.  The Company has performed an evaluation of subsequent events through the day the financial statements were issued.

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

3.           Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at the option of the Company. The Company is committed to pay a total of $27,000 in lease payments over six months.  The current lease term ends June 30, 2010.  Rent expense was approximately $54,000 in 2009 and $52,800 in 2008.

Employee Agreements

On July 1, 2009, the Company entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $1,000,000 over six months, which is the remainder of the current employment agreements at December 31, 2009. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by the Company without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during his performance of services under the agreement.

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

During the three months ended March 31, 2009, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $70,250.  During the three months ended June 30, 2009, the Company issued 275,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $317,500. During the three months ended September 30, 2009, the Company issued 145,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $145,750. During the three months ended December 31, 2009, the Company issued 175,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $161,500.

(b) In February 2002, the Company sold 50,000 shares of common stock to a related party in exchange for proceeds of $25,000.

(c) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

(d) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly-owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company's stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company's stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued.  In 2007, the remaining 10,000 warrants were forfeited.  In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2009 and 2008, none of these targets have been met and accordingly, no costs have been recorded.

(e) In January 2003, the Company issued 25,000 warrants to a consultant for services rendered. In February 2003, the Company issued 360,000 warrants to a consultant, 180,000 of which were fully-vested and non-forfeitable at the issuance and 180,000 of which were cancelled in August 2003 due to the termination of the consulting contract. In September 2003, the Company issued 200,000 warrants to two consultants in exchange for services rendered. In November 2003, the Company issued 100,000 warrants to one consultant in exchange for services rendered. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. Fair market value for the warrants issued in 2003 ranged from $0.20 to $0.24 and totaled $145,479. As these amounts represented payments for services to be provided in the future and the warrants were fully vested and non-forfeitable, a prepaid consulting expense was recorded in 2003 which was fully amortized as of December 31, 2004.

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

During the three months ended March 31, 2009, the Company issued 243,612 warrants to consultants in exchange for services.  Consulting costs charged to operations were $131,476.  During the three months ended March 31, 2009, 292,112 warrants were exercised for $219,084 resulting in 292,112 shares being issued.  292,112 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $17,961 were charged to operations as a result of the reduction of the exercise price of the 292,112 warrants.  During the three months ended June 30, 2009, the Company issued 101,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $49,684.  During the three months ended June 30, 2009, 1,830,164 warrants were exercised for $1,380,124 resulting in 1,830,164 shares being issued.  1,800,164 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $118,833 were charged to operations as a result of the reduction of the exercise price of the 1,800,164 warrants.  Also, the Company paid $94,508 and issued 126,012 shares of common stock as a cost of capital at a fair market value of $151,214 to Chicago Investment Group of Illinois, L.L.C. as a placement agent for the transaction of exercising 1,800,164 warrants.  The cash costs have been off-set against the proceeds received and the shares of common stock are classified as stock for services and the fair market value of the common stock as a cost of capital.  During the three months ended June 30, 2009, 1,283,508 warrants were forfeited. During the three months ended September 30, 2009, the Company issued 167,833 warrants to consultants in exchange for services.  Consulting costs charged to operations were $110,941.  During the three months ended September 30, 2009, 545,625 warrants were exercised for $409,219 resulting in 545,625 shares being issued.  400,000 of the warrants exercised had an exercise price of $0.98 that was reduced to $0.75. 145,625 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75.  Additional consulting costs of $45,888 were charged to operations as a result of the reduction of the exercise price of the 545,625 warrants. During the three months ended September 30, 2009, 150,000 warrants were forfeited. During the three months ended December 31, 2009, the Company issued 987,667 warrants to consultants in exchange for services.  Consulting costs charged to operations were $562,780.  During the three months ended December 31, 2009, 338,000 warrants were exercised for $253,500 resulting in 338,000 shares being issued.  101,333 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.75. 236,667 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.75.  Additional consulting costs of $26,647 were charged to operations as a result of the reduction of the exercise price of the 338,000 warrants. During the three months ended December 31, 2009, 610,000 warrants were forfeited. The fair market value for the warrants issued in 2009 ranged from $0.48 to $0.63.

There are no provisions or obligations that would require the Company to cash settle any of its outstanding warrants. The equity classification of the Company's warrants is appropriate considering that all warrants provide the counterparties the right to purchase a fixed number of shares at a fixed price and the terms are not subject to any potential adjustments.

(f) In December 2003, the Company commenced an offering for sale of restricted common stock. As of December 31, 2003, the Company had sold 874,871 shares at an average gross price of $1.18 per share. As of December 31, 2003, the Company had received net proceeds of $292,472 and recorded a stock subscription receivable of $87,875 for stock subscriptions prior to December 31, 2003 for which payment was received subsequent to December 31, 2003. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. The restricted shares cannot be traded for 12 months. After the first 12 months, sales of the shares are subject to restrictions under rule 144 for an additional year. The Company used a placement agent to assist with the offering. Costs related to the placement agent of $651,771 have been off-set against the gross proceeds of $1,032,118 and therefore are reflected as a direct reduction of equity at December 31, 2003. At December 31, 2003, 195,051 shares had not yet been issued. These shares were issued in the first quarter of 2004.

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

In May and June 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,750,000 shares of common stock at a purchase price of $0.90 per share, for an aggregate purchase price of $1,575,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 875,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $227,250 and issued 175,000 shares of common stock at a fair market value of $197,750 to Maxim Group, LLC as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.  During the three months ended June 30, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,868,994 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $2,151,749.  186,667 of the 2,868,994 common shares sold were committed to be issued but not outstanding at June 30, 2009 and which were issued in July 2009.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 1,434,510 shares of common stock at an exercise price of $1.50 per share. The Company paid $255,323, has accrued $24,404 to be paid as of June 30, 2009, which was paid in July 2009, and was committed to issue 286,900 shares of common stock at June 30, 2009 at a fair market value of $295,507 to Network 1 Financial Securities, Inc. as placement agent for this transaction, which were issued in August 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.  In July 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,040,570 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $780,427.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 520,120 shares of common stock at an exercise price of $1.50 per share.  The Company paid $101,485 and issued 100,016 shares of common stock in August 2009 at a fair market value of $95,015 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes. In July and September 2009 the Company completed a private placement transaction with a total of two accredited investors pursuant to which the Company sold a total of 309,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $231,750.  The proceeds received are for general corporate purposes.  In September 2009 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,696,733 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,272,550.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 848,366 shares of common stock at an exercise price of $1.00 per share. The Company paid $180,432 and was committed to issue 169,673 shares of common stock at a fair market value of $169,673 to Maxim Group, LLC as a placement agent for this transaction which were issued in November 2009.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended December 31, 2009, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,486,367 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $1,114,775.  266,600 of the 1,486,367 common shares sold are committed to be issued but not outstanding at December 31, 2009 and which were issued in January 2010.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 743,185 shares of common stock at an exercise price of $0.95 per share. The Company paid $118,926, has accrued $25,994 to be paid as of December 31, 2009, which was paid in January 2010, and is committed to issue 148,637 shares of common stock at December 31, 2009 at a fair market value of $132,287 to Network 1 Financial Securities, Inc. as placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.  In December 2009 the Company completed a private placement transaction with an accredited investor pursuant to which the Company sold a total of 500,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $375,000.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 250,000 shares of common stock at an exercise price of $1.00 per share. The Company paid $48,750 and is committed to issue 50,000 shares of common stock at a fair market value of $45,000 to Maxim Group, LLC as a placement agent for this transaction at December 31, 2009, which were issued in January 2010.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

(g) Pursuant to a Standby Equity Distribution Agreement (“SEDA”) dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. (“Cornell”), the Company could, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of December 31, 2006 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA was $20 million, and the Company could draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration. The full amount was amortized as of December 31, 2006.

(h) The Company issued 175,000 warrants each month from March 2005 to November 2005, resulting in total warrants of 1,575,000, to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $985,010.

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

Included in the results for the years ended December 31, 2009 and 2008 is $870,937 and $1,946,066, respectively, of stock-based compensation expense which relates to the fair value of stock options, net of expected forfeitures, which vested over the related employees’ requisite service periods as of June 2009 when 100% vested.

For stock options granted to employees during 2009 and 2008, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Weighted average fair value per options granted	$0.92	$0.94
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25% - 4.0%
Expected stock price volatility	94% - 100%	100% - 105%
Expected option life (years)	10	10

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

One employee of the Company exercised a total of 156,250 options during the three months ended June 30, 2009 at an exercise price of $0.64 per share of common stock for $100,000.  Another employee of the Company exercised a total of 150,000 options during the three months ended June 30, 2008 at an exercise price of $0.64 per share of common stock for $96,000.  On June 19, 2009, the Company issued 250,000 stock options to its re-elected Members of the Board.  The options vested on the date of grant.  The exercise price is the fair market price on the date of issuance, and all options were outstanding at June 30, 2009. One employee of the Company exercised options during the three months ended September 30, 2009 at an exercise price of $1.02 per share of common stock for $20,400 for 20,000 options and an exercise price of $0.94 per share of common stock for $47,000 for 50,000 options. One employee of the Company exercised options during the three months ended December 31, 2009 at an exercise price of $1.02 per share of common stock for $15,300 for 15,000 options and an exercise price of $0.94 per share of common stock for $78,334 for 83,334 options.

The following table summarizes the options granted, exercised and outstanding as of December 31, 2008 and 2009:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price

Outstanding at January 1, 2008	8,903,169	$0.32 – 1.50	$0.93
Granted	250,000	$1.00 – 1.16	$1.03
Exercised	(304,742)	$0.32 – 1.10	$0.73
Forfeited	--	--	--

Outstanding at December 31, 2008	8,848,427	$0.32 – 1.50	$0.94

Options exercisable at December 31, 2008	7,215,091	$0.32 – 1.50	$0.94

Outstanding at January 1, 2009	8,848,427	$0.32 – 1.50	$0.94
Granted	250,000	$1.04	$1.04
Exercised	(474,584)	$0.64 – 1.02	$0.75
Forfeited	--	--	--

Outstanding at December 31, 2009	8,623,843	$0.32 – 1.50	$0.95

Options exercisable at December 31, 2009	8,623,843	$0.32 – 1.50	$0.95

The following table summarizes information about stock options outstanding at December 31, 2009.

Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2009	Exercisable Weighted Average Exercise Price

$0.32	93,750	3.58 years	$0.32	93,750	$0.32
$0.60	75,000	3.58 years	$0.60	75,000	$0.60
$1.10	864,624	4.17 years	$1.10	864,624	$1.10
$0.95	100,000	4.42 years	$0.95	100,000	$0.95
$1.25	100,000	4.50 years	$1.25	100,000	$1.25
$0.64	705,469	5.00 years	$0.64	705,469	$0.64
$0.75	1,275,000	5.42 years	$0.75	1,275,000	$0.75
$0.94	575,000	5.92 years	$0.94	575,000	$0.94
$1.02	4,135,000	6.50 years	$1.02	4,135,000	$1.02
$1.50	200,000	7.50 years	$1.50	200,000	$1.50
$1.16	50,000	8.42 years	$1.16	50,000	$1.16
$1.00	200,000	8.50 years	$1.00	200,000	$1.00
$1.04	250,000	9.50 years	$1.04	250,000	$1.00
	8,623,843	6.01 years	$0.95	8,623,843	$0.95

The weighted-average grant-date fair value of options granted during 2009 was $0.92. The total intrinsic value of options exercised during the year ended December 31, 2009 which were in the money was $126,719.

The weighted-average grant-date fair value of options granted during 2008 was $0.94. The total intrinsic value of options exercised during the year ended December 31, 2008 was $109,430.

The following is a summary of nonvested stock option activity for the year ended December 31, 2009:

		Weighted Average
	Number of Shares	Grant-Date Fair Value

Nonvested at December 31, 2008	1,633,336	$0.90
Granted	250,000	$0.92
Vested	(1,883,336)	$0.90
Canceled	--	--
Nonvested at December 31, 2009	--	$--

As of December 31, 2009, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The total fair value of shares vested during the year ended December 31, 2009 was $1,693,003.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2009. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value

Outstanding and Exercisable at December 31, 2009	8,623,843	$--

The following table summarizes the warrants granted, exercised and outstanding as of December 31, 2008 and 2009.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Outstanding at January 1, 2008	22,999,788	$0.75 – 2.16	$0.96
Granted	801,555	$0.90 – 2.00	$1.11
Exercised	(2,632,172)	$0.75 – 1.00	$0.94
Forfeited	(143,999)	1.00	$1.00

Outstanding at December 31, 2008	21,025,172	$0.75 – 2.16	$0.97

Warrants exercisable at December 31, 2008	21,025,172	$0.75 – 2.16	$0.97

Outstanding at January 1, 2009	21,025,172	$0.75 – 2.16	$0.97
Granted	6,171,791	$0.91 – 1.50	$1.16
Exercised	(3,005,901)	$0.94 – 1.00	$0.95
Forfeited	(2,043,508)	1.01	$1.01

Outstanding at December 31, 2009	22,147,554	$0.75 – 2.16	$1.02

Warrants exercisable at December 31, 2009	22,147,554	$0.75 – 2.16	$1.02

The following table summarizes information about warrants outstanding at December 31, 2009.

Exercise Price	Number Outstanding and Exercisable at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.75	65,000	1.75	$0.75
$0.90	2,000	1.50	$0.90
$0.91	1,000	3.00	$0.91
$0.92	1,500	2.00	$0.92
$0.935	12,670,325	0.91	$0.935
$0.95	746,183	4.82	$0.95
$1.00	4,798,916	2.74	$1.00
$1.03	1,500	2.50	$1.03
$1.05	1,000,000	2.05	$1.05
$1.12	10,000	1.17	$1.12
$1.16	10,000	0.42	$1.16
$1.25	725,000	0.69	$1.25
$1.50	2,004,630	2.33	$1.50
$1.59	1,500	1.75	$1.59
$1.75	60,000	2.03	$1.75
$2.00	50,000	1.17	$2.00
	22,147,554	1.62	$1.02

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

Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bore interest at 8% per annum, payable quarterly in arrears, was due and payable in full on November 26, 2005, and amended and restated the amended note in its entirety. Subject to certain exceptions, the Note was convertible into shares of the Company's common stock on or after November 26, 2004, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company's common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and was amortized over the life of the debt using the effective interest method. Amortization of $95,157 has been recorded as additional interest expense as of December 31, 2005.  The Company recorded additional expense of $36,945 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt as of December 31, 2005.

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

The accounting guidance requires the issuer to assume that the holder will not convert the instrument until the time of the most beneficial conversion. The accounting guidance also requires that if the conversion terms are based on an unknown future amount, which is the case in item (b) above, the calculation should be performed using the commitment date which in this case is July 28, 2004 and October 7, 2004, respectively. As a result, the beneficial conversion amount was computed using 80% of the lowest fair market value for the stock for the five days preceding July 28, 2004 and October 7, 2004, respectively, which resulted in a beneficial conversion amount of $254,006 and $106,250, respectively. The beneficial conversion amount was being amortized over the term of the debt which was three years.

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

The Company was obligated to pay the principal of the Senior Convertible Debentures in installments as follows: Twelve (12) equal monthly payments of principal (the “Monthly Amount”) plus, to the extent not otherwise paid, accrued but unpaid interest plus any other obligations of the Company to the Investor under this Debenture, the Purchase Agreement, or the Registration Rights Agreement, or otherwise. The first such installment payment was due and payable on March 30, 2006, and subsequent installments shall be due and payable on the thirtieth (30th) day of each succeeding month thereafter (each a “Payment Date”) until the Company’s obligations under this Debenture is satisfied in full. The Company shall have the option to pay all or any portion of any Monthly Amount in newly issued, fully paid and nonassessable shares of Common Stock, with each share of Common Stock having a value equal to (i) eighty-five percent (85%) multiplied by (ii) the Market Price as of the third (3rd) Trading Day immediately preceding the Payment Date (the “Payment Calculation Date”).

Interest at the greater of (i) the prime rate (adjust monthly), plus 4% and (ii) 8% was due on a quarterly basis. At the time the interest was payable, upon certain conditions, the Company had the option to pay all or any portion of accrued interest in either cash or shares of the Company's common stock valued at 85% multiplied by the market price as of the third trading date immediately preceding the interest payment date.

The Company could prepay the Senior Convertible Debentures in full by paying the holders the greater of (i) 125% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus default interest, if any or (ii) the highest number of shares of common stock issuable upon conversion of the total amount calculated pursuant to (i) multiplied by the highest market price for the common stock during the period beginning on the date until prepayment.

On or after any event or series of events which constitutes a fundamental change, the holder could, in its sole discretion, require the Company to purchase the debentures, from time to time, in whole or in part, at a purchase price equal to 110% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus any other obligations otherwise due under the debenture. Under the senior convertible debentures, fundamental change means (i) any person becomes a beneficial owner of securities representing 50% or more of the (a) outstanding shares of common stock or (b) the combined voting power of the then outstanding securities; (ii) a merger or consolidation whereby the voting securities outstanding immediately prior thereto fail to continue to represent at least 50% of the combined voting power of the voting securities immediately after such merger or consolidation; (iii) the sale or other disposition of all or substantially all or the Company's assets; (iv) a change in the composition of the Board within two years which results in fewer than a majority of directors are directors as of the date of the debenture; (v) the dissolution or liquidation of the Company; or (vi) any transaction or series of transactions that has the substantial effect of any of the foregoing.

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

In 2006, $928,090 of the total debt discount had been amortized which includes $386,451 of the unamortized portion of the debt discount related to the converted debt at the time of the debt conversions. In 2006, $287,493 of the deferred loan costs have been amortized which includes $112,256 of the unamortized portion of the deferred loan costs related to the converted debt at the time of the debt conversions.

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

The Company paid a non-employee Member of the Board $82,500 for consulting services performed in 2009, and issued 70,000 shares of common stock at a fair market value of $70,000 in July 2009.

8.           Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

Years Ended December 31,	2009		2008
	Amount	%	Amount	%
Federal statutory rate	$(4,190,000)	(34.0)	$(3,491,000)	(34.0)
Adjustment to valuation allowance	4,190,000	34.0	3,491,000	34.0
Actual tax benefit	$--	--	$--	--

The components of the Company’s deferred income taxes are summarized:

December 31,	2009	2008
Deferred tax assets
Net operating loss carry-forwards	$13,744,000	$10,460,000
Stock-based compensation	2,387,000	2,091,000
Warrants for services	2,167,000	1,785,000
Deferred tax asset	18,298,000	14,336,000

Deferred tax liability – patent amortization	(2,360,000)	(2,588,000)
Valuation allowance	(15,938,000)	(11,748,000)

Net deferred taxes	$--	$--

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the development stage and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a valuation allowance for the net deferred tax asset.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $40.4 million, expiring in 2022 through 2029. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2).  However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.  If the Company determines that there were net operating losses acquired, any realization of a deferred tax asset would be reflected as a tax benefit.

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

At December 31, 2009 and 2008, the projected benefit obligation was $1,057,077 and $669,229, respectively.  At December 31, 2009, the Plan investments and the receivable to the plan of $345,000, which the Company accrued at December 31, 2009 and paid in March 2010, approximates the projected benefit obligation.  At December 31, 2008 the Plan investments approximates the projected benefit obligation.

The components of net periodic pension cost recognized are as follows:

Year ended December 31,	2009	2008

Service cost	$352,800	$331,200
Interest cost	33,570	14,029
Expected return on assets	(33,812)	(26,618)

Net periodic pension cost	$352,558	$318,611

Employer contributions to the plan were $345,000 in 2009, which is accrued as of December 31, 2009, and 331,200 in 2008, respectively.  No benefits were paid in either year.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2009 and 2008 and the pension expense for the years ended December 31, 2009 and 2008 are as follows:

Discount rate                                                      5.00%
Compensation increase                                     4.00%
Long-term rate of return on assets                  5.00%

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

The Company’s investment objective is to achieve investment earnings similar to the 5% interest credit defined by the Plan.  To achieve this, the Company’s policy is to only invest in U.S. treasury bills and cash and cash equivalents.  All of the Plan’s assets were invested in cash and cash equivalents at December 31, 2009 and 2008.

The Company expects to contribute $367,337 to the Plan in 2010 in addition to the $345,000 which was paid in 2010 for contributions relating to 2009.

The estimated future benefit payments are as follows:

Year ending December 31,

2010	$-
2011	-
2012	591,000
2013	720,000
2014	859,000
Years 2015 – 2019	1,343,000

10. Subsequent Events

The Company has evaluated subsequent events. The Company entered into a private placement transaction with Network 1 Financial Securities, Inc. as placement agent dated October 20, 2009, which allows for the sale of shares of common stock at a purchase price of $0.75 per share and fifty percent warrant coverage to purchase shares of common stock at an exercise price of $0.95 per share. This ended in January 2010.

On January 7, 2010, shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of shares of common stock, par value $.001 per share, that we are authorized to issue from 100,000,000 to 150,000,000 shares.

       On March 9, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors for the issuance and sale in a private placement of an aggregate of 7,083,324 units (the “Units”), at purchase price of $0.75 per Unit, each Unit consisting of one share of 8% convertible preferred stock, par value $.001 per share (the “8% Convertible Preferred Stock”) and a warrant to purchase one-half share of common stock, par value $.001 per share (the “Common Stock”), with an exercise price of $1.00 per share of Common Stock (the “Warrants,” and together with the Units, the 8% Convertible Preferred Stock and the underlying Common Stock, (the “Securities”), for an aggregate amount of gross proceeds of $5,312,499.

On March 10, 2009, the Company entered into a Purchase Agreement with an institutional investor for the issuance and sale in a private placement of an additional 3,500,000 Units for an additional amount of gross proceeds of $2,625,000 on terms and under agreements identical to the March 9 private placement.

On March 11, 2010, the Company completed a closing of substantially all of the amounts in the March 9 and March 10 private placements (the “Private Placement”), pursuant to which the Company sold and issued an aggregate of 9,979,992 Units for an aggregate amount of gross proceeds of $7,484,999. The Company will use the net proceeds of the Private Placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

Maxim Group LLC served as the placement agent for the Private Placement. In connection therewith, the Company paid the placement agent a commission consisting of 10% of the offering proceeds and a non-accountable expense allowance consisting of 3% of the offering proceeds, for a total of $973,021.  Maxim Group LLC received 997,999 shares of Common Stock, which represents 10% of the total number of shares of 8% Convertible Preferred Stock issued in the Private Placement.

EXHIBIT INDEX

Exhibit No	Description

3.1(i)
Restated Articles of Incorporation of Provectus, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed with the SEC on August 14, 2003.

3.1 (ii)	By-laws, as amended, of Provectus Pharmaceuticals, Inc.
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
X-1