Form 10-Q
period 2010-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2010-11-15
CIK 315545

United States
 Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
  ☒ Yes             ☐  No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes   ☐     No

        Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
   ☐  Yes          ☒     No

        The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 30, 2010 was 86,266,637. The number of shares outstanding of the issuer's 8% convertible preferred stock, par value $.001 per share, as of September 30, 2010 was 7,446,663.

Item 1.  Financial Statements

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Assets

Current Assets
Cash and cash equivalents	$10,044,516	$3,237,178
Prepaid expenses and other current assets	24,625	--

Total Current Assets	10,069,141	3,237,178

Equipment and furnishings, less accumulated depreciation of $407,359 and $400,587	23,403	30,175

Patents, net of amortization of $5,279,477 and $4,776,137, respectively	6,435,968	6,939,308

Other assets	27,000	27,000
	$16,555,512	$10,233,661

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable – trade	$95,154	$220,251
Accrued compensation and payroll taxes	757,712	149,836
Accrued consulting expense	100,000	42,260
Pension liability	--	345,000
Other accrued expenses	70,000	69,804

Total Current Liabilities	1,022,866	827,151

Stockholders’ Equity Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 7,446,663 and no shares issued and outstanding, respectively; liquidation preference $0.75 per share (in aggregate $5,584,997)	7,447	--
Common stock; par value $.001 per share; 150,000,000 and 100,000,000 shares authorized, respectively; 86,266,637 and 67,410,226 shares issued and outstanding, respectively	86,267	67,410
Paid-in capital	99,065,638	77,137,021
Deficit accumulated during the development stage	(83,626,706)	(67,797,921)

Total Stockholders’ Equity	15,532,646	9,406,510
	$16,555,512	$10,233,661

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2010

Revenues
OTC product revenue	$--	$--	$--	$--	$25,648
Medical device revenue	--	--	--	--	14,109

Total revenues	--	--	--	--	39,757

Cost of sales	--	--	--	--	15,216

Gross profit	--	--	--	--	24,541

Operating expenses
Research and development	3,622,238	1,210,145	6,545,521	3,691,471	27,413,716
General and administrative	3,649,782	1,445,275	8,780,834	5,017,442	42,739,309
Amortization	167,780	167,780	503,340	503,340	5,279,477

Total operating loss	(7,439,800)	(2,823,200)	(15,829,695)	(9,212,253)	(75,407,961)

Gain on sale of fixed assets	--	--	--	--	55,075

Loss on extinguishment of debt	--	--	--	--	(825,867)

Investment income	592	2,459	910	3,737	650,051

Interest expense	--	--	--	--	(8,098,004)

Net loss	$(7,439,208)	$(2,820,741)	$(15,828,785)	$(9,208,516)	$(83,626,706)
Dividends on preferred stock	(111,484)	--	(11,059,101)	--
Net loss applicable to common shareholders	$(7,550,692)	$(2,820,741)	$(26,887,886)	$(9,208,516)

Basic and diluted loss per common share	$(0.09)	$(0.05)	$(0.35)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	80,156,864	62,398,519	75,796,432	57,655,864

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17 2002	--	$--	--	$--	$--	$--	$--

Issuance to founding shareholders	--	--	6,000,000	6,000	(6,000)	--	--
Sale of stock	--	--	50,000	50	24,950	--	25,000
Issuance of stock to employees	--	--	510,000	510	931,490	--	932,000
Issuance of stock for services	--	--	120,000	120	359,880	--	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	--	--	--	--	--	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	--	$--	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	--	--	265,763	266	(3,911)	--	(3,645)
Issuance of stock for services	--	--	1,900,000	1,900	5,142,100	--	5,144,000
Purchase and retirement of stock	--	--	(400,000)	(400)	(47,600)	--	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	--	--	500,007	500	12,225,820	--	12,226,320
Exercise of warrants	--	--	452,919	453	--	--	453
Warrants issued in connection with convertible debt	--	--	--	--	126,587	--	126,587
Stock and warrants issued for acquisition of Pure-ific	--	--	25,000	25	26,975	--	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	--	--	--	--	--	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	--	$--	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	--	--	764,000	764	239,036	--	239,800
Issuance of warrants for services	--	--	--	--	145,479	--	145,479
Stock to be issued for services	--	--	--	--	281,500	--	281,500
Employee compensation from stock options	--	--	--	--	34,659	--	34,659
Issuance of stock pursuant to Regulation S	--	--	679,820	680	379,667	--	380,347
Beneficial conversion related to convertible debt	--	--	--	--	601,000	--	601,000
Net loss for the year ended December 31, 2003	--	--	--	--	--	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	--	$--	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	--	--	733,872	734	449,190	--	449,923
Issuance of warrants for services	--	--	--	--	495,480	--	495,480
Exercise of warrants	--	--	132,608	133	4,867	--	5,000
Employee compensation from stock options	--	--	--	--	15,612	--	15,612
Issuance of stock pursuant to Regulation S	--	--	2,469,723	2,469	790,668	--	793,137
Issuance of stock pursuant to Regulation D	--	--	1,930,164	1,930	1,286,930	--	1,288,861
Beneficial conversion related to convertible debt	--	--	--	--	360,256	--	360,256
Issuance of convertible debt with warrants	--	--	--	--	105,250	--	105,250
Repurchase of beneficial conversion feature	--	--	--	--	(258,345)	--	(258,345)
Net loss for the year ended December 31, 2004	--	--	--	--	--	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	--	$--	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	--	--	226,733	227	152,058	--	152,285
Issuance of stock for interest payable	--	--	263,721	264	195,767	--	196,031
Issuance of warrants for services	--	--	--	--	1,534,405	--	1,534,405
Issuance of warrants for contractual obligations	--	--	--	--	985,010	--	985,010
Exercise of warrants and stock options	--	--	1,571,849	1,572	1,438,223	--	1,439,795
Employee compensation from stock options	--	--	--	--	15,752	--	15,752
Issuance of stock pursuant to Regulation D	--	--	6,221,257	6,221	6,506,955	--	6,513,176
Debt conversion to common stock	--	--	3,405,541	3,405	3,045,957	--	3,049,362
Issuance of warrants with convertible debt	--	--	--	--	1,574,900	--	1,574,900
Beneficial conversion related to convertible debt	--	--	--	--	1,633,176	--	1,633,176
Beneficial conversion related to interest expense	--	--	--	--	39,529	--	39,529
Repurchase of beneficial conversion feature	--	--	--	--	(144,128)	--	(144,128)
Net loss for the year ended 2005	--	--	--	--	--	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	--	$--	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	--	--	719,246	719	676,024	--	676,743
Issuance of stock for interest payable	--	--	194,327	195	183,401	--	183,596
Issuance of warrants for services	--	--	--	--	370,023	--	370,023
Exercise of warrants and stock options	--	--	1,245,809	1,246	1,188,570	--	1,189,816
Employee compensation from stock options	--	--	--	--	1,862,456	--	1,862,456
Issuance of stock pursuant to Regulation D	--	--	10,092,495	10,092	4,120,329	--	4,130,421
Debt conversion to common stock	--	--	2,377,512	2,377	1,573,959	--	1,576,336
Beneficial conversion related to interest expense	--	--	--	--	16,447	--	16,447
Net loss for the year ended 2006	--	--	--	--	--	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	--	$--	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	--	--	150,000	150	298,800	--	298,950
Issuance of stock for interest payable	--	--	1,141	1	1,257	--	1,258
Issuance of warrants for services	--	--	--	--	472,635	--	472,635
Exercise of warrants and stock options	--	--	3,928,957	3,929	3,981,712	--	3,985,641
Employee compensation from stock options	--	--	--	--	2,340,619	--	2,340,619
Issuance of stock pursuant to Regulation D	--	--	2,376,817	2,377	1,845,761	--	1,848,138
Debt conversion to common stock	--	--	490,000	490	367,010	--	367,500
Net loss for the year ended 2007	--	--	--	--	--	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	--	$--	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	--	--	350,000	350	389,650	--	390,000
Issuance of warrants for services	--	--	--	--	517,820	--	517,820
Exercise of warrants and stock options	--	--	3,267,795	3,268	2,636,443	--	2,639,711
Employee compensation from stock options	--	--	--	--	1,946,066	--	1,946,066
Net loss for the year ended 2008	--	--	--	--	--	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	--	$--	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536

Issuance of stock for services	--	--	796,012	796	694,204	--	695,000
Issuance of warrants for services	--	--	--	--	1,064,210	--	1,064,210
Exercise of warrants and stock options	--	--	3,480,485	3,480	2,520,973	--	2,524,453
Employee compensation from stock options	--	--	--	--	870,937	--	870,937
Issuance of stock pursuant to Regulation D			10,116,653	10,117	6,508,571	--	6,518,688
Net loss for the year ended 2009	--	--	--	--	--	(12,322,314)	(12,322,314)
Balance, at December 31, 2009	--	$--	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	--	--	501,250	501	584,362	--	584,863
Issuance of warrants for services	--	--	--	--	1,050,388	--	1,050,388
Exercise of warrants and stock options	--	--	2,229,817	2,230	1,898,420	--	1,900,650
Issuance of common stock pursuant to Regulation S	--	--	539,000	539	403,711	--	404,250
Issuance of common stock pursuant to Regulation D	--	--	9,749,683	9,751	5,337,238	--	5,346,989
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	--	--	8,894,848	--	8,908,131
Preferred stock conversions into common stock	(5,836,661)	(5,836)	5,836,661	5,836	--	--	--
Employee compensation from stock options	--	--	--	--	3,759,650	--	3,759,650
Net loss for the nine months ended September 30, 2010	--	--	--	--	--	(15,828,785)	(15,828,785)

Balance, at September 30, 2010	7,446,663	$7,447	86,266,637	$86,267	$99,065,638	$(83,626,706)	$15,532,646

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2010
Cash Flows From Operating Activities
Net loss	$(15,828,785)	$(9,208,516)	$(83,626,706)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,772	6,942	430,360
Amortization of patents	503,340	503,340	5,279,477
Amortization of original issue discount	--	--	3,845,721
Amortization of commitment fee	--	--	310,866
Amortization of prepaid consultant expense	--	--	1,295,226
Amortization of deferred loan costs	--	--	2,261,584
Accretion of United States Treasury Bills	--	--	(373,295)
Loss on extinguishment of debt	--	--	825,867
Loss on exercise of warrants	--	--	236,146
Beneficial conversion of convertible interest	--	--	55,976
Convertible interest	--	--	389,950
Compensation through issuance of stock options	3,759,650	870,937	10,845,751
Compensation through issuance of stock	--	--	932,000
Issuance of stock for services	584,863	533,500	7,992,511
Issuance of warrants for services	1,050,388	474,783	3,648,222
Issuance of warrants for contractual obligations	--	--	985,010
Gain on sale of equipment	--	--	(55,075)
(Increase) decrease in assets
Prepaid expenses and other current assets	(24,625)	32,054	(24,625)
Increase (decrease) in liabilities
Accounts payable	(125,097)	(156,309)	91,509
Accrued expenses	320,812	527,808	1,077,342

Net cash used in operating activities	(9,752,682)	(6,415,461)	(43,576,183)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	--	--	180,075
Capital expenditures	--	--	(67,888)
Proceeds from investments	--	--	37,010,481
Purchases of investments	--	--	(36,637,186)

Net cash provided by investing activities	--	--	485,482

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	--	--	174,000
Proceeds from convertible debt	--	--	6,706,795
Net proceeds from sales of preferred stock	8,908,131	--	8,908,131
Net proceeds from sales of common stock	5,751,239	5,222,582	27,249,008
Proceeds from exercises of warrants and stock options	1,900,650	2,177,319	13,449,373
Cash received in advance for pending stock transaction	--	--	--
Cash paid to retire convertible debt	--	--	(2,385,959)
Cash paid for deferred loan costs	--	--	(747,612)
Premium paid on extinguishments of debt	--	--	(170,519)
Purchase and retirement of common stock	--	--	(48,000)

Net cash provided by financing activities	16,560,020	7,399,901	53,135,217

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2010

Net change in cash and cash equivalents	$6,807,338	$984,440	$10,044,516

Cash and cash equivalents, at beginning of period	$3,237,178	$2,796,020	$--

Cash and cash equivalents, at end of period	$10,044,516	$3,780,460	$10,044,516

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2010 and 2009 relate to 27,717,064 and 21,114,703 from warrants, 12,540,955 and 8,722,177 from options, and 7,446,663 and zero from convertible preferred shares.  Included in the weighted average number of shares outstanding are zero and 169,673 common shares committed to be issued but not outstanding at September 30, 2010 and 2009.

4. Equity Transactions

     (a)           During the three months ended March 31, 2010, the Company issued 193,750 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $190,688. During the three months ended June 30, 2010, the Company issued 232,500 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $317,425. During the three months ended September 30, 2010, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $76,750.

         (b)          During the three months ended March 31, 2010, the Company issued 859,833 warrants to consultants in exchange for services.  Consulting costs charged to operations were $506,556.  During the three months ended March 31, 2010, 1,603,360 warrants were exercised for $1,493,418 resulting in 1,584,760 common shares being issued. 18,600 of the 1,603,360 common shares issued were committed to be issued but not outstanding at March 31, 2010 and were issued in April 2010. 200,000 of the warrants exercised had an exercise price of $1.00 that was reduced to $0.75. 46,667 of the warrants exercised had an exercise price of $0.935 that was reduced to $0.8925.  Additional consulting costs of $22,397 were charged to operations as a result of the reduction of the exercise price of the 246,667 warrants.  350,000 warrants were exercised on a cashless basis resulting in 86,241 shares being issued.  During the three months ended March 31, 2010, 563,333 warrants were forfeited. During the three months ended June 30, 2010, the Company issued 697,333 warrants to consultants in exchange for services.  Consulting costs charged to operations were $471,038. During the three months ended June 30, 2010, 123,334 warrants were exercised for $117,917 resulting in 123,334 common shares being issued. 350,000 warrants were exercised on a cashless basis resulting in 73,914 shares being issued.  During the three months ended June 30, 2010, 25,000 warrants were forfeited. During the three months ended September 30, 2010, the Company issued 91,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $50,397. During the three months ended September 30, 2010, 200,000 warrants were exercised on a cashless basis resulting in 10,080 shares being issued.  During the three months ended September 30, 2010, 345,000 warrants were forfeited.

        (c)          The Company issued 50,000 shares of common stock, which were committed to be issued at December 31, 2009 to Maxim Group, LLC in January 2010. The Company issued 148,637 shares of common stock, which were committed to be issued at December 31, 2009 to Network 1 Financial Securities, Inc. in March 2010.  During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 250,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $187,500.  The proceeds received are for general corporate purposes.  The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act.  During the three months ended March 31, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,564,683 shares of common stock at a purchase price of $0.75 to $0.80 per share, for an aggregate purchase price of $1,178,824. 1,106,250 of the 1,564,683 common shares sold were committed to be issued but not outstanding at March 31, 2010 and which were issued in April 2010.  In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 739,217 shares of common stock at an exercise price of $1.00 per share. 266,600 shares of common stock that were committed to be issued at December 31, 2009 were issued in January 2010.  During the three months ended March 31, 2010, the Company paid $44,697, and has accrued $108,550 to be paid as of March 31, 2010, which was paid in April 2010 to Network 1 Financial Securities, Inc. as a placement agent for this transaction.  The Company issued 45,843 shares of common stock at a fair market value of $60,971, and was committed to issue 110,625 shares of common stock at a fair market value of $164,831 to Network 1 Financial Securities, Inc. as a placement agent for this transaction and which were issued in May 2010.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,360,322 shares of common stock at a purchase price of $0.935 per share, for an aggregate purchase price of $1,271,901.  213,904 of the 1,360,322 common shares sold were committed to be issued but not outstanding at March 31, 2010 which were issued in April 2010. The Company paid $127,190, and was committed to issue 136,032 shares of common stock at a fair market value of $191,805 to Brewer Financial Services, LLC as a placement agent for this transaction which were issued in April 2010.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 92,000 shares of common stock at a purchase price of $0.75 to $1.00 per share, for an aggregate purchase price of $75,250.  The proceeds received are for general corporate purposes.

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

During the three months ended September 30, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 139,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $104,250.  The proceeds received are for general corporate purposes.  The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. During the three months ended September 30, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 556,150 shares of common stock at a purchase price of $0.935 per share, for an aggregate purchase price of $520,000. The Company paid $67,600 and issued 55,614 shares of common stock at a fair market value of $52,278 to Network 1 Financial Securities, Inc. as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

(d)          In March 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 10,583,324 units (the “Units”), at purchase price of $0.75 per Unit, each Unit consisting of one share of 8% convertible preferred stock, par value $.001 per share (the “8% Convertible Preferred Stock”) and a warrant to purchase one-half share of common stock totaling 5,291,654 warrants with an exercise price of $1.00 per share of common stock, for an aggregate amount of gross proceeds of  $7,937,449. The Company paid $1,054,318, and issued 1,058,333 shares of common stock at a fair market value of $1,407,583 to Maxim Group, LLC as a placement agent for this transaction. The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

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

In April 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,700,000 units (the “Units”), at purchase price of $0.75 per Unit, each Unit consisting of one share of 8% Convertible Preferred Stock and a warrant to purchase one-half share of common stock, totaling 1,350,000 warrants with an exercise price of $1.00 per share of common stock, for an aggregate amount of gross proceeds of  $2,025,000. The proceeds received are for general corporate purposes.

The proceeds received from the issuance of the Units were allocated on a pro rata basis between the 8% Convertible Preferred Stock and the warrants based on the fair value of the 8% Convertible Preferred Stock and warrants on the date of issuance.  The fair value of the 8% Convertible Preferred Stock if converted on the date of issuance was greater than the pro rata value allocated to the 8% Convertible Preferred Stock.  As a result, a beneficial conversion amount of $8,322,790 was recorded upon issuance of the 8% Convertible Preferred Stock in March 2010.  This beneficial conversion amount has been recorded as a deemed dividend as of March 31, 2010 and is included in dividends on 8% Convertible Preferred Stock on the consolidated statement of operations.  A beneficial conversion amount of $2,370,641 was recorded upon issuance of the 8% Convertible Preferred Stock in April 2010.  This beneficial conversion amount has been recorded as a deemed dividend as of June 30, 2010 and is included in dividends on 8% Convertible Preferred Stock on the consolidated statement of operations.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock.  If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on t8% Convertible Preferred Stock he dividend payment date.  The dividends are payable quarterly on the 15th day after the quarter-end.  The Company anticipates paying the dividends in common stock.   The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital.   At March 31, 2010, the Company recognized dividends of $34,794 which are included in dividends on preferred stock on the consolidated statement of operations.  In April 2010, the Company issued 40,478 shares of common stock as dividends on preferred stock in lieu of cash dividends due as of April 15, 2010.  At June 30, 2010, the Company recognized dividends of $219,392 which are included in dividends on preferred stock on the consolidated statement of operations.  In July 2010, the Company issued 179,991 shares of common stock as dividends on preferred stock in lieu of cash dividends due as of July 15, 2010. At September 30, 2010, the Company recognized dividends of $111,484 which are included in dividends on preferred stock on the consolidated statement of operations.  In October 2010, the Company issued 118,384 shares of common stock as dividends on preferred stock in lieu of cash dividends due as of October 15, 2010.

During the three months ended September 30, 2010 there were 5,836,661 shares of the Company’s 8% Convertible Preferred Stock that converted into 5,836,661 shares of the Company’s common stock.

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

One employee of the Company exercised 75,000 options at an exercise price of $1.10 per share of common stock for $82,500 and 100,000 options at an exercise price $1.00 per share of common stock for $100,000 during the three months ended September 30, 2010.  On July 22, 2010, the Company issued 4,000,000 stock options to its employees.  The options vested on the date of grant.  The exercise price is $1.00 per share, the fair market price on the date of issuance, and 3,900,000 of the 4,000,000 options were outstanding at September 30, 2010.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results for the three and nine months ended September 30, 2010, is $3,505,501 and $3,759,650, respectively, of stock-based compensation expense which relates to the fair value of stock options.  Included in the results for the three and nine months ended September 30, 2009, is $0 and $870,937, respectively, of stock-based compensation expense which relates to the fair value of stock options.

6. Related Party Transaction

The Company paid one non-employee member of the board $90,000 for consulting services performed as of September 30, 2010. The Company paid another non-employee member of the board $48,000 for consulting services performed as of September 30, 2010.

7. Cash Balance Defined Benefit Plan and Trust and 401(K) Profit Sharing Plan

In September 2010, the Company terminated the Cash Balance Defined Benefit Plan and Trust (the “Plan”) for its employees.  The Company transferred the funds of the Plan to the 401(K) Profit Sharing Plan of the Company which was formed in the three months ended September 30, 2010.  Company contributions to the 401(K) Profit Sharing Plan are discretionary. Contributions made by the Company through September 30, 2010 totaled approximately $497,000 and include the amounts originally contributed to the Plan in 2010.

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

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2009 and thus far in 2010, and warrants exercised in 2009 and thus far in 2010. Given our current rate of expenditures, we do not need to raise additional capital unless we commercialize PV-10 on our own to treat metastatic melanoma.  Additionally, our existing funds are sufficient to meet our expected expenses until 2012.

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

We have continued to make significant progress with the major research and development projects, most of which have been nearly completed. The Phase 2 trial in metastatic melanoma has been substantially completed, which has cost approximately $3,018,000 through September 30, 2010 and is not expected to incur additional cost.  Additionally, we planned $675,000 of expenditures in 2007 and 2008 to substantially advance our work with other oncology indications, which included the third group of our expanded Phase 1 breast carcinoma clinical trial.  The third group of our expanded Phase 1 breast carcinoma clinical trial was completed in September 2008.  Our Phase 2 psoriasis trial commenced in November 2007 and was completed in December 2009.  The study was expected to cost approximately $1,725,000, of which approximately $1,678,000 was expended which closes out the study.  Our Phase 2 atopic dermatitis trial commenced in May 2008 and was completed in October 2009.  The cost is included in the psoriasis trial budget and actual figures.  Our Phase 1 liver cancer trial commenced in October 2009 and is expected to cost approximately $629,000, of which approximately $606,000 has been expended thus far.

We anticipate expending $23,000 during the remainder of 2010 for direct clinical trial expense which includes the remaining expenditures for all projects currently planned unless we determine a Phase 3 trial in metastatic melanoma is appropriate.  If a Phase 3 trial is not necessary per guidance from the FDA, we will determine if any additional clinical trial expense is beneficial to further developing our core technologies while we seek to license both PH-10 and potentially PV-10 depending on the timing for the optimal deal structure for our stockholders.  The table below summarizes our projects, the actual costs expended to date and costs expected for 2010.

Projects	Planned Project Cost	Expenditures through September 30, 2010	Remaining after September 30, 2010

Melanoma	$3,018,000	$3,018,000	$-0-
Breast/Other	$675,000	$675,000	$-0-
Psoriasis/AD	$1,678,000	$1,678,000	$-0-
Liver	$629,000	$606,000	$23,000

Comparison of Three and Nine Months Ended September 30, 2010 and September 30, 2009

Revenues

OTC Product Revenue was $-0- in both the three and nine months ended September 30, 2010 and 2009.  We discontinued our proof-of-concept program in November 2006 and have therefore ceased selling our OTC products.  There was no medical device revenue in both the three and nine months ended September 30, 2010 and 2009.  The lack of medical device revenue resulted due to no emphasis on selling.  The Company has designated the OTC and medical device products as non-core and is considering the sale of the underlying assets in conjunction with the planned spin-out of the respective wholly-owned subsidiaries.

Research and Development

Research and development costs of $3,622,238 for the three months ended September 30, 2010 included payroll of $2,833,303, consulting and contract labor of $613,357, legal of $48,316, insurance of $53,253, lab supplies and pharmaceutical preparations of $55,259, rent and utilities of $16,667, and depreciation expense of $2,083.  Research and development costs of $1,210,145 for the three months ended September 30, 2009 included payroll of $618,509, consulting and contract labor of $281,649, legal of $83,206, insurance of $46,397, lab supplies and pharmaceutical preparations of $165,157, rent and utilities of $12,913, and depreciation expense of $2,314. The increase in payroll is primarily the result of an increase in stock-option compensation expense as well as an increase in bonuses.  The increase in consulting and contract labor is primarily the result of an increase in manufacturing preparation, characterization and specifications for PV-10 and PH-10 as well as an increase in liver cancer trial expenses.

Research and development costs of $6,545,521 for the nine months ended September 30, 2010 included payroll of $5,162,138, consulting and contract labor of $936,607, legal of $139,472, insurance of $78,253, lab supplies and pharmaceutical preparations of $172,759, rent and utilities of $49,520, and depreciation expense of $6,772.  Research and development costs of $3,691,471 for the nine months ended September 30, 2009 included payroll of $2,339,699, consulting and contract labor of $832,341, legal of $168,549, insurance of $110,043, lab supplies and pharmaceutical preparations of $191,981, rent and utilities of $41,916, and depreciation expense of $6,942. The increase in payroll is primarily the result of an increase in stock-option compensation expense as well as an increase in bonuses.

General and Administrative

General and administrative expenses increased by $2,204,507 in the three months ended September 30, 2010 to $3,649,782 from $1,445,275 for the three months ended September 30, 2009.  This was the result of an increase of approximately $1,750,000 in stock-option compensation expense as part of total payroll expenses as well as approximately $350,000 from bonuses.

General and administrative expenses increased by $3,763,392 in the nine months ended September 30, 2010 to $8,780,834 from $5,017,442 for the nine months ended September 30, 2009.  The increase resulted partially from approximately $800,000 of additional investor relations and conference expenses.  Furthermore, this increase was primarily a result of an increase of approximately $1,600,000 in stock-option compensation expense as part of total payroll expenses as well as approximately $1,100,000 from bonuses.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2010 and 2009.

Cash Flow

Our cash and cash equivalents were $10,044,516 at September 30, 2010, compared with $3,237,178 at December 31, 2009.  The increase of approximately $6.8 million was due primarily to cash provided from sales of equity securities and the exercises of warrants and options during the nine months ended September 30, 2010 which was greater than cash used in operating activities.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs in 2010 and until 2012 without additional cash inflows from the exercise of existing warrants or sales of equity securities.  We have enough cash on hand to fund operations until 2012 with the cash on hand at September 30, 2010 due to financings completed thus far in 2010.

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

New Accounting Pronouncements

None.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of September 30, 2010.  We are currently leasing on a month-to-month basis.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date.

         Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in the process of being completed;

•	our determination, based on guidance of the FDA, whether to proceed with a Phase 3 trial of PV-10 to treat metastatic melanoma and the costs associated with such a trial;

•	our determination whether to license our metastatic melanoma drug product candidate, PV-10, if such licensure is appropriate considering the timing and structure of such a license; and

•	our ability to raise additional capital if we determine to commercialize PV-10 on our own.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             None.

Item 4T.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 139,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $104,250.  The proceeds received are for general corporate purposes.  The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act.

During the three months ended September 30, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 556,150 shares of common stock at a purchase price of $0.935 per share, for an aggregate purchase price of $520,000. The Company paid $67,600 and issued 55,614 shares of common stock at a fair market value of $52,278 to Network 1 Financial Securities, Inc. as a placement agent for this transaction.  The cash costs have been off-set against the proceeds received, which are for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

      31.1  Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 12, 2010, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

      31.2  Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 12, 2010, executed by Peter R.  Culpepper, Chief Financial Officer of the Company.

      32.1  Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 12, 2010, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company, and Peter R. Culpepper, Chief Financial Officer of the Company.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provectus Pharmaceuticals, Inc.

Date: November 12, 2010	By:	/s/ H. Craig Dees, Ph.D.
H. Craig Dees, Ph.D.
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 12, 2010, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the Company.

31.2	Certification Pursuant to Rule 13a-14(a) (Section 302 Certification), dated November 12, 2010, executed by Peter R. Culpepper, Chief Financial Officer of the Company.

32.1
 Certification Pursuant to 18 U.S.C. ss. 1350 (Section 906 Certification), dated November 12, 2010, executed by H. Craig Dees, Ph.D., Chief Executive Officer of the
Company, and Peter R. Culpepper, Chief Financial Officer of the Company.