Form 10-Q
period 2011-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2011-05-10
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 25, 2011 was 102,134,157. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of April 25, 2011 was 4,889,997.

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

Assets

Current Assets

Cash and cash equivalents	$12,400,592	$8,086,200
Prepaid expenses and other current assets	47,415	—

Total Current Assets	12,448,007	8,086,200

Equipment and furnishings, less accumulated depreciation of $411,310 and $409,442	19,452	21,320

Patents, net of amortization of $5,615,037 and $5,447,257, respectively	6,100,408	6,268,188

Other assets	27,000	27,000
	$18,594,867	$14,402,708

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable – trade	$244,189	$418,477
Accrued compensation and payroll taxes	210,257	781,262
Accrued consulting expense	192,000	110,000
Pension liability	32,500	—
Other accrued expenses	40,000	40,000

Total Current Liabilities	718,946	1,349,739

Warrant liability	6,157,119	2,353,396

Total Liabilities	6,876,065	3,703,135

Redeemable preferred stock; par value $.001 per share; 25,000,000 shares authorized; 4,889,997 and 5,389,998 shares issued and outstanding, respectively	3,737,432	4,122,245

Stockholders’ Equity
Common stock; par value $.001 per share; 150,000,000 authorized; 101,141,166 and 91,297,883 shares issued and outstanding, respectively	101,141	91,298
Paid-in capital	99,234,746	92,836,053
Deficit accumulated during the development stage	(91,354,517)	(86,350,023)

Total Stockholders’ Equity	7,981,370	6,577,328

	$18,594,867	$14,402,708
See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (As Restated)	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2011

Revenues
OTC product revenue	$—	$—	$25,648
Medical device revenue	—	—	14,109
Total revenues	—	—	39,757

Cost of sales	—	—	15,216

Gross profit	—	—	24,541

Operating expenses
Research and development	1,522,104	792,934	30,807,602
General and administrative	2,503,671	1,907,353	48,066,672
Amortization	167,780	167,780	167,780

Total operating loss	(4,193,555)	(2,868,067)	(84,464,770)

Gain on sale of fixed assets	—	—	55,075

Loss on extinguishment of debt	—	—	(825,867)

Investment income	156	50	650,499

(Loss) gain on change in fair value of warrant liability	(811,095)	(634,999)	1,328,550

Net interest expense	—	—	(8,098,004)

Net loss	$(5,004,494)	$(3,503,016)	$(91,354,517)

Dividends on preferred stock	(69,934)	(7,972,243)

Net loss applicable to common shareholders	$(5,074,428)	$(11,475,259)

Basic and diluted loss per common share	$(0.05)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	97,991,375	69,004,545

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Redeemable Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—

Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	—	—	—	4,217,390	—	4,217,390
Dividends on preferred stock	—	10,042,240	—	—	(10,042,240)	—	(10,042,240)
Preferred stock conversions into common stock	(7,893,326)	(5,919,995)	7,893,326	7,893	5,912,102	—	5,919,995
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$4,122,245	91,297,883	$91,298	$92,836,053	$(86,350,023)	$6,577,328
Issuance of stock for services	—	—	75,000	75	66,925	—	67,000
Issuance of warrants for services	—	—	—	—	389,172	—	389,172
Exercise of warrants and stock options	—	—	3,679,332	3,679	3,411,831	—	3,415,510
Issuance of common stock and warrants pursuant to Regulation D	—	—	5,588,952	5,589	2,146,452	—	2,152,041
Preferred stock conversions into common stock and change in redemption value	(500,001)	(384,813)	499,999	500	384,313	—	384,813
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(5,004,494)	(5,004,494)

Balance, at March 31, 2011	4,889,997	$3,737,432	101,141,166	$101,141	$99,234,746	$(91,354,517)	$7,981,370

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (As Restated)	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2011
Cash Flows From Operating Activities
Net loss	$(5,004,494)	$(3,503,016)	$(91,354,517)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,868	2,606	434,311
Amortization of patents	167,780	167,780	5,615,037
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	—	—	10,845,751
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	67,000	190,688	8,331,261
Issuance of warrants for services	389,172	528,953	4,128,599
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Loss (gain) on change in fair value of warrant liability	811,095	634,999	(1,328,550)
(Increase) decrease in assets
Prepaid expenses and other current assets	(47,415)	(328,628)	(47,415)
Increase (decrease) in liabilities	—	—
Accounts payable	(174,288)	(17,794)	240,544
Accrued expenses	(456,505)	(281,427)	624,387

Net cash used in operating activities	(4,245,787)	(2,605,839)	(51,800,616)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	—	—	(67,888)
Proceeds from investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash provided by investing activities	—	—	485,482

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	6,883,131	8,908,131
Net proceeds from sales of common stock and warrants	5,144,669	2,433,038	33,408,677
Proceeds from exercises of warrants and stock options	3,415,510	1,493,418	17,870,213
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)

Net cash provided by financing activities	8,560,179	10,809,587	63,715,726

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (As Restated)	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2011

Net change in cash and cash equivalents	$4,314,392	$8,203,748	$12,400,592

Cash and cash equivalents, at beginning of period	$8,086,200	$3,237,178	$—

Cash and cash equivalents, at end of period	$12,400,592	$11,440,926	$12,400,592

Supplemental Disclosure of Noncash Investing and Financing Activities

Three months ended March 31, 2011

Reclassification of warrant liability to equity due to exercise of warrants totaling $211,569

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The Company has evaluated subsequent events through the date the financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding.  Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2011 and 2010, respectively, relate to 21,900,837 and 26,521,566 from warrants, 11,774,289 and 8,623,843 from options, and 4,889,997 and 10,583,324 from convertible preferred shares.  Included in the weighted average number of shares outstanding are zero and 1,585,411 common shares committed to be issued but not outstanding at March 31, 2011 and 2010, respectively.

4. Equity Transactions

(a)           During the three months ended March 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services.  Consulting costs charged to operations were $67,000.

(b)           During the three months ended March 31, 2011, the Company issued 641,500 warrants to consultants in exchange for services.  Consulting costs charged to operations were $389,172.  During the three months ended March 31, 2011, 1,497,328 warrants were exercised for $1,400,001 resulting in 1,497,328 common shares being issued.  2,048,671 warrants were exercised in December 2010 and the corresponding cash of $1,915,509 was received in January 2011 and common shares of 2,048,671 were issued in January 2011. During the three months ended March 31, 2011, 193,333 warrants were forfeited.

(c)           In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665.  The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement.  In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into in January 2011, we have agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011.  On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004.  The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, Series B Warrants to purchase up to 70% of the shares of common stock, and Series C Warrants to purchase up to 28% of the common stock.  The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised.  At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable.  The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price.  The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ASC 815”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued.  The Series B Warrants do not contain exercise reset provisions.  However, the Series B Warrants require the Company to deliver registered shares of common stock and if the Company is not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash.   As a result, the Series B Warrants have also been recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model.  The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197.  During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised.  The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $188,509.  The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital.  At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306.

(d)           The Company determined that the warrants issued in March and April, 2010 with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share.  The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued.  The warrant liability is then revalued at each subsequent quarter–end, including at March 31, 2011.  At March 31, 2011 there was a loss recognized from the revaluation of the warrant liability of $989,298.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock.  If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date.  The dividends are payable quarterly on the 15th day after the quarter-end.  The Company anticipates paying the dividends in common stock.   The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital.  In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011.  At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations.  In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011.  During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock.  This conversion, along with a change in the amount of dividends outstanding at March 31, 2011, resulted in a change in the redemption value of the redeemable preferred stock of $384,813 and a reclassification of this amount back into additional paid-in capital.

5. Stock-Based Compensation

One employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended March 31, 2011.   There were no options issued for the three months ended March 31, 2011 and no stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010.

6. Related Party Transaction

The Company paid one non-employee member of the board $45,000 for consulting services performed as of March 31, 2011. The Company paid another non-employee member of the board $6,000 for consulting services performed as of March 31, 2011.

7. Fair Value of Financial Instruments

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist.  The warrant liability is a derivative instrument and is classified as Level 3.  The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants.  Significant assumptions used at March 31, 2011 for the 2010 warrants include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 70.7% and a risk free interest rate of 2.24%.  Significant assumptions used at March 31, 2011 for the 2011 warrants include a weighted average term of 4.8 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 70.65% and 70.67% and a risk free interest rate range between 1.99% and 2.24%.  For the Series B Warrants the Black-Scholes method was used to estimate the fair value of the warrants resulting in a warrant liability of $757,542 at March 31, 2011.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3

Derivative instruments:
Warrant liability at March 31, 2011	$6,157,119	$—	$—	$6,157,119
Warrant liability at December 31, 2010	$2,353,396	$—	$—	$2,353,396

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011 follows:

Balance at January 1, 2011	$2,353,396

Issuance of warrants	3,204,197
Net losses included in earnings	811,095
Exercise of warrants	(211,569)

Balance at March 31, 2011	$6,157,119

8. Restatement

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

The Company has determined that the Warrants should be classified as liabilities in accordance with ASC 815 due to the anti-dilution provisions contained in the Warrants.  The Company reflected the necessary adjustment in the fourth quarter of 2010 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30, and September 30, 2010.  The applicable line items on the Form 10-Q Consolidated Statements of Operations have been restated below for the quarterly period ending March 31, 2010.

The Company determined its quantitative valuation of the Warrants using a Monte-Carlo Simulation model.  Management of the Company believes that the Monte-Carlo Simulation model is appropriate because it is a dynamic model, which accommodates variable inputs.

The Company also determined that its redeemable preferred stock should be reclassified outside of permanent stockholders’ equity.

The impact of the application of ASC 815 on the effected line items of the Company's quarterly financial statement is set forth below:

*           *           *           *           *

Consolidated Statement of Operations
for the Three Months Ended March 31, 2010

	As Previously Reported	Adjustments	As Restated

Total operating loss	$(2,868,067)	$-	$(2,868,067)
Loss on change in fair value of warrant liability	-	(634,999)	(634,999)
Net loss	(2,868,017)	(634,999)	(3,503,016)
Dividends on preferred stock	(8,357,584)	385,341	(7,972,243)
Net loss applicable to common shareholders	(11,225,601)	(249,658)	(11,475,259)
Basic and diluted loss per common share	(0.16)		(0.17)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2010, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.  Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

We intend to proceed as rapidly as possible with a licensure of our dermatology drug product candidate (PH-10) on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in process of being further developed.  We intend to also proceed as rapidly as possible with a majority stake asset sale and subsequent licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through a majority stake asset sale and subsequent licensing of our existing medical device, imaging, and biotech intellectual property portfolio. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the asset sale of a majority stake via a spin-out transaction of the wholly-owned subsidiaries that contain the non-core assets and subsequent licensure of our non-core products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Our current plans include continuing to operate with our four employees during the immediate future, but we have added two additional consultants to the two we already had, and anticipate adding additional personnel if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Revenues

We had no revenue during the three months ended March 31, 2011 and 2010.

Research and Development

Research and development costs of $1,522,104 for the three months ended March 31, 2011 included payroll of $929,747, consulting and contract labor of $531,881, legal of $22,396, insurance of $16,747, lab supplies and pharmaceutical preparations of $3,885, rent and utilities of $15,580, and depreciation expense of $1,868.  Research and development costs of $792,934 for the three months ended March 31, 2010 included payroll of $579,440, consulting and contract labor of $90,610, legal of $32,809, insurance of $12,500, lab supplies and pharmaceutical preparations of $58,232, rent and utilities of $16,737, and depreciation expense of $2,606. The increase in payroll is primarily the result of an increase in bonuses of $350,000.  The increase of approximately $400,000 in consulting and contract labor is primarily the result of an increase in manufacturing preparation, characterization and specifications for PV-10 and PH-10, as well as an increase in intellectual property related consulting expense.

General and Administrative

General and administrative expenses increased by $596,318 in the three months ended March 31, 2011 to $2,503,671 from $1,907,353 for the three months ended March 31, 2010.  The increase was due primarily to additional bonuses of approximately $350,000 and expanded investor relations expense of $200,000.

Investment Income

Investment income was insignificant in both the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

Our cash and cash equivalents were $12,400,592 at March 31, 2011, compared with $8,086,200 at December 31, 2010.  The increase of approximately $4,300,000 was due primarily to proceeds from the sale of common stock as well as the exercise of warrants and stock options.

At our current cash expenditure rate, we believe our cash and cash equivalents will be sufficient to meet our current and planned needs until well into 2013 without additional cash inflows from the exercise of existing warrants or sales of equity securities.  We believe we have enough cash on hand at March 31, 2011 to fund operations until well into 2013.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

New Accounting Pronouncements

None.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of March 31, 2011.  We are currently leasing on a month-to-month basis.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed;

•	our determination, based on guidance of the FDA, whether to proceed with or without a partner with a Phase 3 trial of PV-10 to treat metastatic melanoma and the costs associated with such a trial;

•
our determination whether to license our metastatic melanoma drug product candidate, and other solid tumors such as liver cancer, PV-10, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat metastatic melanoma and other solid tumors such as liver cancer; and

•	our ability to raise additional capital if we determine to commercialize PV-10 on our own.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2011, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities.  We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)  Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the following related to properly recording certain complex financial instruments.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Based on that assessment, we identified a material weakness in our internal controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s lack of expertise to account for complex financial instruments has been identified by management.  Specifically, we did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” in its Quarterly filings in 2010.  Accordingly, we have restated the previously issued 2010 quarterly financial statements.  See Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010, for a full discussion of the effects of this restatement.  Subsequent to December 31, 2010, to remediate the material weakness, management hired a consultant to help them analyze and account for complex financial instruments.

PART II  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors listed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, the Company issued 75,000 shares of common stock to a consultant in exchange for services. Consulting costs charged to operations were $67,000.  During the three months ended March 31, 2011, the Company issued warrants to purchase an aggregate of 641,500 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 200,000 shares at an exercise price of $2.00 per share with a five year term, warrants to purchase 200,000 shares at an exercise price of $1.75 per share with a five year term, warrants to purchase 21,500 shares at an exercise price of $1.12 per share with a three year term, warrants to purchase 110,000 shares at an exercise price of $1.12 per share with a five year term, warrants to purchase 10,000 shares at an exercise price of $1.12 per share with a one year term, and warrants to purchase 100,000 shares at an exercise price of $1.00 per share with a three year term.  Consulting costs charged to operations for the warrants were $389,172.  The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	[Removed and Reserved.]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

May 10, 2011	By:	/s/ H. Craig Dees

H. Craig Dees, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).