Form 10-K/A
period 2010-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2011-07-25
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Provectus Pharmaceuticals, Inc. (the "Company," "we," "us" and "our") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the "Amended 10-K") to amend its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the "SEC") on March 16, 2011 (the "Original 10-K").  This Amended 10-K is being filed to amend and restate our consolidated financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 13 to the accompanying restated financial statements.

Background of the Restatement

On July 19, 2011, the Board of Directors of the Company, serving in its role as the audit committee, after consultation with and upon recommendation from management of the Company, concluded that its audited financial statements included in the Company's Original 10-K for the year ended December 31, 2010 and its unaudited financial statements included in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2011 cannot be relied upon due to an error relating to the classification of the Company's outstanding 8% convertible preferred stock (the "Preferred Stock") as temporary stockholders' equity rather than permanent stockholders' equity. The Certificate of Designation for the Preferred Stock provides the holders of Preferred Stock a non-participating liquidation preference upon the liquidation, winding-up or dissolution of the Company or upon the occurrence of a deemed liquidation event.  A deemed liquidation event includes a merger or other corporate reorganization that results in a change in control of the Company or any transaction in which all or substantially all of the Company's assets are sold.  In the Original 10-K, the Company believed that redemption of the Preferred Stock could result from a deemed liquidation event that was not under the control of the Company.  As a result, the Preferred Stock was classified as redeemable preferred stock outside of stockholders’ equity on the consolidated balance sheets.  The Company has since determined that the events that would result in a deemed liquidation event are under the control of the Board of Directors.  As a result, at December 31, 2010, the Preferred Stock has been reclassified from temporary stockholders' equity into permanent stockholders’ equity. An explanation of the error and its impact on the Company's financial statements is contained in Note 13 to the financial statements contained in Part II of this report.

Restatement of Other Financial Statements

Along with the filing of this Amended 10-K, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited financial statements and related financial information for the period contained in the report to reflect the reclassification of the Preferred Stock from temporary stockholders' equity to permanent stockholders' equity.

Amendments to the Original 10-K

For the convenience of the reader, this Amended 10-K sets forth the Original 10-K, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part II — Item 8. Financial Statements and Supplementary Data;

•	Part II — Item 9A. Controls and Procedures; and

•	Part IV — Item 15. Exhibits and Financial Statement Schedules.

In accordance with applicable SEC rules, this Amended 10-K includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-K is being amended by this Amended 10-K. The Amended 10-K continues to speak as of the date of the Original 10-K, and we have not updated the filing to reflect events occurring subsequently to the Original 10-K date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Amendment No. 1 to our Annual Report on Form 10-K/A contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as "anticipate," "believe, "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading "Risk Factors" and elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Amendment No. 1 to our Annual Report on Form 10-K/A is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

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

Metastatic Melanoma

The American Cancer Society reports that in 2010 there will have been approximately 68,000 new cases of invasive melanoma diagnosed in the U.S., leading to more than 8,700 deaths, while the World Health Organization projected that 48,000 patients died from melanoma in 2008. The National Comprehensive Cancer Network, Inc.’s Practice Guidelines in Oncology for Melanoma state "Metastatic melanoma is associated with a poor prognosis. Several chemotherapeutic agents have shown activity in patients with metastatic melanoma including dacarbazine and temozolomide as single agents as well as combination chemotherapy regimens. However, little consensus currently exists regarding standard therapy for those approximately 8,000 patients diagnosed yearly in United States with metastatic melanoma, which most likely reflects the low level of activity of all available agents."

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

Trademarks

We own the following trademarks used in this document: GloveAid TM and Pure-ific TM (including Pure-ific TM and Pure-ific TM Kids). We also own the registered trademark PulseView ® . Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

Material Transfer Agreement

We have entered into a "Material Transfer Agreement" dated as of July 31, 2003 with Schering-Plough Animal Health Corporation, which we refer to as "SPAH", the animal-health subsidiary of Schering-Plough Corporation, a major international pharmaceutical company which is still in effect. Under the Material Transfer Agreement, we will provide SPAH with access to some of our patented technologies to permit SPAH to evaluate those technologies for use in animal-health applications. If SPAH determines that it can commercialize our technologies, then the Material Transfer Agreement obligates us and SPAH to enter into a license agreement providing for us to license those technologies to SPAH in exchange for progress payments upon the achievement of goals.

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

The Company has received no "progress payments" in relation to its Material Transfer Agreement with SPAH. Progress payments could potentially total $50,000 for the first cell line for which SPAH uses our technology and $25,000 for each use of the same technology thereafter. We do not know how many cell lines SPAH may have and we currently have no indication from SPAH that it intends to use any of our technologies in the foreseeable future.

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

Our executive officers and directors are:

H. Craig Dees, Ph.D. , 59, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D. , 52, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D. , 48, has served as our Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper , 51, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Stuart Fuchs , 64, has served as a member of our board of directors since January 23, 2003. He is a co-founder and has served as a managing principal of Gryffindor Capital Partners, LLC, a Chicago-based venture capital firm, since January 2000. Before joining Gryffindor, he was a founding stockholder of several biotech companies, including Angiogen LLC (since 1998), which develops combinations of drugs to stimulate in vivo production of factors that inhibit the growth of blood vessels in tumors, and Nace Pharma LLC (since 1996), which develops drugs that employ novel drug delivery technologies. Through Nace Resources Inc., a Delaware corporation providing strategic and financial advice to companies in the technology sector, Mr. Fuchs has formed or participated in groups of investors on behalf of several companies, including Abiant Inc., Celsion Corp. and Photogen. Before founding Nace Resources Inc., he served for 19 years as an investment banker with Goldman, Sachs & Co., where he co-managed the firm’s public finance activities for the Midwest region. Before joining Goldman, Sachs & Co., Mr. Fuchs was a lawyer in private practice with Barrett Smith Schapiro & Simon in New York. Mr. Fuchs holds an A.B. degree from Harvard College and a J.D. from Harvard Law School and is a member of the Association of the Bar of the City of New York.

Kelly M. McMasters M.D., Ph.D. , 50, has served as a member of our board of directors since June 9, 2008. Additionally, Dr. McMasters serves as chairman of our scientific advisory board. Dr. McMasters received his undergraduate training at Colgate University prior to completing the MD/PhD program at the University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School and Rutgers University. He then completed the residency program in General Surgery at the University of Louisville, and a fellowship in Surgical Oncology at M.D. Anderson Cancer Center in Houston. He is currently the Sam and Lolita Weakley Professor of Surgical Oncology at the University of Louisville in Kentucky, a position he has held since 1996. Since 2005, he has chaired the Department of Surgery at the University of Louisville and also has been Chief of Surgery at University of Louisville Hospital. Since 2000, he has also been Director of the Multidisciplinary Melanoma Clinic of the James Graham Brown Cancer Center at the University of Louisville. His is an active member of the surgery staff at the University of Louisville Hospital, Norton Hospital and Jewish Hospital in Louisville. He is on the editorial boards of the Annals of Surgical Oncology, Cancer Therapy and the Journal of Clinical Oncology as well as an ad hoc reviewer for 9 other publications. He holds several honors, chief among them is "Physician of the Year" awarded by the Kentucky Chapter of the American Cancer Society. He is the author and principal investigator (PI) of the Sunbelt Melanoma Trial, a multi-institutional study involving 3500 patients from 79 institutions across North America and one of the largest prospective melanoma studies ever performed. He has been a PI, Co-PI or local PI in over thirty clinical trials ranging from Phase 1 to Phase 3. For the past 12 years he has also directed a basic and translational science laboratory studying adenovirus-mediated cancer gene therapy funded by the American Cancer Society and the National Institutes of Health (NIH).

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

Our stock price is below $5.00 per share and is treated as a "penny stock", which places restrictions on broker-dealers recommending the stock for purchase.

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

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol "PVCT." The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2009:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on that assessment, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s lack of expertise in accounting for complex financial instruments has been identified by management. Specifically, the Company did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" in its Quarterly filings in 2010. Accordingly, we have restated the previously issued 2010 Quarterly financial statements. See Note 12 to the 2010 consolidated financial statements for a full discussion of the effects of this restatement. Subsequent to December 31, 2010, to remediate the material weakness, management hired a consultant to help them analyze and account for complex financial instruments.

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
Knoxville, Tennessee

We have audited Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over accounting for complex financial instruments has been identified and described in management’s assessment. Specifically, the Company did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock". This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 16, 2011 on those consolidated financial statements.

In our opinion, Provectus Pharmaceuticals, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2010 and for each of the two years in the period ended December 31, 2010 and our report dated March 16, 2011, except as to Note 13 which is as of July 22, 2011 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

Chicago, Illinois
March 16, 2011, except as to Note 13 which is as of July 22, 2011

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

Financial Statements

See Index to Consolidated Financial Statements in "Financial and Supplementary Data."

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of this Amendment No. 1 to our Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2011

PROVECTUS PHARMACEUTICALS, INC.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011, except as to Note 13 which is as of July 22, 2011 expressed an adverse opinion thereon.

As described in Note 13, the 2010 consolidated financial statements have been restated for a correction of an error to reclassify preferred stock from temporary equity to permanent equity.

/S/ BDO USA, LLP

Chicago, Illinois
March 16, 2011, except as to Note 13 which is as of July 22, 2011

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (As Restated See Note 13)	December 31, 2009

Assets

Current Assets

Cash and cash equivalents	$8,086,200	$3,237,178

Total Current Assets	8,086,200	3,237,178

Equipment and furnishings, less accumulated depreciation of $409,442 and $400,587	21,320	30,175

Patents, net of amortization of $5,447,257 and $4,776,137, respectively	6,268,188	6,939,308

Other assets	27,000	27,000

	$14,402,708	$10,233,661

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable – trade	$418,477	$220,251
Accrued compensation and payroll taxes	781,262	149,836
Accrued consulting expense	110,000	42,260
Pension liability	—	345,000
Other accrued expenses	40,000	69,804

Total Current Liabilities	1,349,739	827,151

Long-Term Liability

Warrant liability	2,353,396	—

Total Liabilities	3,703,135	827,151

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 5,389,998 and no shares issued and outstanding, respectively, liquidation preference (in aggregate $4,122,245)	5,390	—
Common stock; par value $.001 per share; 150,000,000 and 100,000,000 shares authorized, respectively; 91,297,883 and 67,410,226 shares issued and outstanding, respectively	91,298	67,410
Paid-in capital	96,952,908	77,137,021
Deficit accumulated during the development stage	(86,350,023)	(67,797,921)

Total Stockholders’ Equity	10,699,573	9,406,510
	$14,402,708	$10,233,661

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

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17 2002	—	$—	—	$—	$—	$—	$—

Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536

Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510

Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390

Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010 (As Restated, See Note 13)	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573

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

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 "Income Taxes".  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

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

On April 23, 2002, Provectus Pharmaceutical, Inc., a Nevada corporation and a Merger "blank check" public company, acquired Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation ("PPI"), by issuing 6,680,000 shares of common stock of Provectus Pharmaceutical to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI, as a result of which Provectus Pharmaceutical changed its name to Provectus Pharmaceuticals, Inc. (the "Company") and PPI became a wholly-owned subsidiary of the Company. Prior to the transaction, PPI had no significant operations and had not generated any revenues.

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

(g) Pursuant to a Standby Equity Distribution Agreement ("SEDA") dated July 28, 2004 between the Company and Cornell Capital Partners, L.P. ("Cornell"), the Company could, at its discretion, issue shares of common stock to Cornell at any time until June 28, 2006. As of December 31, 2006 there were no shares issued pursuant to the SEDA. The facility is subject to having in effect a registration statement covering the shares. A registration statement covering 2,023,552 shares was declared effective by the Securities and Exchange Commission on November 16, 2004. The maximum aggregate amount of the equity placements pursuant to the SEDA was $20 million, and the Company could draw down up to $1 million per month. Pursuant to the SEDA, on July 28, 2004, the Company issued 190,084 shares of common stock to Cornell and 7,920 shares of common stock to Newbridge Securities Corporation as commitment shares. These 198,004 shares had a FMV of $310,866 on July 28, 2004 which was being amortized over the term of the commitment period which was one year from the date of registration. The full amount was amortized as of December 31, 2006.

(h) The Company issued 175,000 warrants each month from March 2005 to November 2005, resulting in total warrants of 1,575,000, to Gryffindor Capital Partners I, L.L.C. pursuant to the terms of the Second Amended and Restated Note dated November 26, 2004. Total interest costs charged to operations were $985,010.

(i) In March 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 10,583,324 units (the "Units"), at purchase price of $0.75 per Unit, each Unit consisting of one share of 8% convertible preferred stock, par value $.001 per share (the "8% Convertible Preferred Stock") and a warrant to purchase one-half share of common stock, par value $.001 per share, totaling 5,291,654 warrants with an exercise price of $1.00 per share of common stock, for an aggregate amount of gross proceeds of $7,937,449. The Company paid $1,054,318, and issued 1,058,333 shares of common stock at a fair market value of $1,407,583 to Maxim Group, LLC as a placement agent for this transaction. The cash costs have been offset against the proceeds received, which are for general corporate purposes.

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

Upon voluntary or involuntary liquidation, winding-up or dissolution of the Company, or upon the occurrence of a deemed liquidation event, the holders of preferred stock will be entitled to receive out of the assets of the Company a non-participating liquidation preference to be paid in cash in an amount equal to the original issue price of $0.75 per share plus all accrued or unpaid dividends prior to any payments made to common shareholders.  A deemed liquidation event includes a merger or other corporate reorganization that results in a change in control of the company or any transaction in which all or substantially all of the Company's assets are sold.  The Company has determined that each of the events that would result in a deemed liquidation event are under the control of the Board of Directors.

In April 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 2,700,000 units (the "Units"), at purchase price of $0.75 per Unit, each Unit consisting of one share of 8% convertible preferred stock, par value $.001 per share (the "8% Convertible Preferred Stock") and a warrant to purchase one-half share of common stock, par value $.001 per share, totaling 1,350,000 warrants with an exercise price of $1.00 per share of common stock, for an aggregate amount of gross proceeds of $2,025,000. The proceeds received are for general corporate purposes.

The Company determined that these warrants issued in March and April, 2010 should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (" ASC 815 "), "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock", because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share.

The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock.  The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock.  As a result, a beneficial conversion amount was recorded upon issuance.  The fair value of the warrants recorded from the March 2010 issuance was $3,651,241 resulting in a beneficial conversion amount of $4,286,208.  The beneficial conversion and the amount allocated to the warrants  have  been recorded as a deemed dividend as of March 31, 2010 and are  included in dividends on preferred stock on the consolidated statements of operations.  The fair value of the warrants  recorded from the April 2010 issuance was $1,039,500 resulting in a beneficial conversion amount of $985,500.   The beneficial conversion and the amount allocated to the warrants have been recorded as a deemed dividend as of June 30, 2010 and are included in dividends on preferred stock on the consolidated statements of operations.

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

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15 th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital. At March 31, 2010, the Company recognized dividends of $34,794 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2010, the Company issued 40,478 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2010. At June 30, 2010, the Company recognized dividends of $219,391 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2010, the Company issued 179,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2010. At September 30, 2010, the Company recognized dividends of $111,484 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2010, the Company issued 118,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2010. At December 31, 2010, the Company recognized dividends of $79,748 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011.

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

The Company was obligated to pay the principal of the Senior Convertible Debentures in installments as follows: Twelve (12) equal monthly payments of principal (the "Monthly Amount") plus, to the extent not otherwise paid, accrued but unpaid interest plus any other obligations of the Company to the Investor under this Debenture, the Purchase Agreement, or the Registration Rights Agreement, or otherwise. The first such installment payment was due and payable on March 30, 2006, and subsequent installments shall be due and payable on the thirtieth (30th) day of each succeeding month thereafter (each a "Payment Date") until the Company’s obligations under this Debenture is satisfied in full. The Company shall have the option to pay all or any portion of any Monthly Amount in newly issued, fully paid and nonassessable shares of Common Stock, with each share of Common Stock having a value equal to (i) eighty-five percent (85%) multiplied by (ii) the Market Price as of the third (3rd) Trading Day immediately preceding the Payment Date (the "Payment Calculation Date").

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

9.           Cash Balance Defined Benefit Plan and Trust and 401(K) Profit Sharing Plan

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the "Plan"), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries.  Employer contributions to the plan were $345,000 in 2009, which was accrued as of December 31, 2009 and paid in March 2010.  In September 2010, the Company terminated the Cash Balance Defined Benefit Plan and Trust (the "Plan") for its employees.  There is an immaterial settlement charge that was not recorded after the termination of the Plan.  The Company transferred approximately $1,353,000 in assets from the Plan to the 401(K) Profit Sharing Plan of the Company which was formed in the three months ended September 30, 2010.  Company contributions to the 401(K) Profit Sharing Plan are discretionary.  Contributions made by the Company through December 31, 2010 totaled approximately $497,000 and include the amounts originally contributed to the Plan in 2010.

10 .        Fair Value of Financial Instruments

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

11 .        Subsequent Events

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

12.         Restatement of Quarterly Financial Information (unaudited)

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

The impact of the application of ASC 815 on the affected line items of the Company's quarterly financial statements is set forth below:

*           *           *           *           *

Consolidated Balance Sheet
as of March 31, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total current liabilities	$527,930	$-	$527,930
Long-term warrant liability	-	4,286,240	4,286,240
Total liabilities	527,930	4,286,240	4,814,170
Paid-in capital	88,650,285	(3,651,241)	84,999,044
Deficit accumulated during the development stage	(70,665,938)	(634,999)	(71,300,937)
Total Stockholders' Equity	18,067,721	(4,286,240)	13,781,481

Consolidated Statement of Operations
for the Three Months Ended March 31, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total operating loss	$2,868,067	$-	$2,868,067
Loss on change in fair value of warrant liability	-	(634,999)	(634,999)
Net loss	2,868,017	634,999	3,503,016
Dividends on preferred stock	8,357,584	(385,341)	7,972,243
Net loss applicable to common shareholders	11,225,601	249,658	11,475,259
Basic and diluted loss per common share	0.16		0.17

Consolidated Balance Sheet
as of June 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total current liabilities	$782,694	$-	$782,694
Long-term warrant liability	-	3,187,994	3,187,994
Total liabilities	782,694	3,187,994	3,970,688
Paid-in capital	94,695,032	(4,690,741)	90,004,291
Deficit accumulated during the development stage	(76,187,498)	1,502,747	(74,684,751)
Total Stockholders' Equity	18,600,056	(3,187,994)	15,412,062

Consolidated Statement of Operations
for the Three Months Ended June 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total operating loss	$5,521,828	$-	$5,521,828
Gain on change in fair value of warrant liability	-	2,137,746	2,137,746
Net loss	5,521,560	(2,137,746)	3,383,814
Dividends on preferred stock	2,590,033	(345,641)	2,244,392
Net loss applicable to common shareholders	8,111,593	(2,483,387)	5,628,206
Basic and diluted loss per common share	0.10		0.07

Consolidated Statement of Operations
for the Six Months Ended June 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total operating loss	$8,389,895	$-	$8,389,895
Gain on change in fair value of warrant liability	-	1,502,747	1,502,747
Net loss	8,389,577	(1,502,747)	6,886,830
Dividends on preferred stock	10,947,617	(730,982)	10,216,635
Net loss applicable to common shareholders	19,337,194	(2,233,729)	17,103,465
Basic and diluted loss per common share	0.26		0.23

Consolidated Balance Sheet
as of September 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total current liabilities	$1,022,866	$-	$1,022,866
Long-term warrant liability	-	2,656,662	2,656,662
Total liabilities	1,022,866	2,656,662	3,679,528
Paid-in capital	99,065,638	(4,690,741)	94,374,897
Deficit accumulated during the development stage	(83,626,706)	2,034,079	(81,592,627)
Total Stockholders' Equity	15,532,646	(2,656,662)	12,875,984

Consolidated Statement of Operations
for the Three Months Ended September 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total operating loss	$7,439,800	$-	$7,439,800
Gain on change in fair value of warrant liability	-	531,332	531,332
Net loss	7,439,208	(531,332)	6,907,876
Dividends on preferred stock	111,484	-	111,484
Net loss applicable to common shareholders	7,550,692	(531,332)	7,019,360
Basic and diluted loss per common share	0.09		0.09

Consolidated Statement of Operations
for the Nine Months Ended September 30, 2010

	As Previously Reported on Form 10-Q	Adjustments	As Restated

Total operating loss	$15,829,695	$-	$15,829,695
Gain on change in fair value of warrant liability	-	2,034,079	2,034,079
Net loss	15,828,785	(2,034,079)	13,794,706
Dividends on preferred stock	11,059,101	(730,982)	10,328,119
Net loss applicable to common shareholders	26,887,886	(2,765,061)	24,122,825
Basic and diluted loss per common share	0.35		0.32

13. Restatement of Form 10-K

The Certificate of Designation for the Company's preferred stock provides the holders of preferred stock a non-participating liquidation preference upon the liquidation, winding-up or dissolution of the Company or upon the occurrence of a deemed liquidation event.  A deemed liquidation event includes a merger or other corporate reorganization that results in a change in control of the Company or any transaction in which all or substantially all of the Company's assets are sold.  In its originally filed annual report on Form 10-K as of and for the year ended December 31, 2010, the Company believed that redemption of its preferred stock could result from a deemed liquidation event that was not under the control of the Company.  As a result, the preferred stock was classified as redeemable preferred stock outside of stockholders’ equity on the consolidated balance sheets.  The Company has since determined that the events that would result in a deemed liquidation event are under the control of the Board of Directors.  As a result, at December 31, 2010, the preferred stock has been reclassified from temporary equity into permanent stockholders’ equity.   The impact of this correction of an error on the affected line items of the Company’s December 31, 2010 annual financial statements is set forth below:

	As Previously Reported	Adjustments	As Restated

Redeemable preferred stock	$4,122,245	$(4,122,245)	$-
Preferred stock	-	5,390	5,390
Paid-in capital	92,836,053	4,116,855	96,952,908
Total stockholders' equity	6,577,328	4,122,245	10,699,573

In Note 12 of  its originally filed Form 10-K, the Company had shown the effect of reclassifying preferred stock from permanent equity to temporary equity for the quarterly periods ending March 31, June 30, and September 30, 2010 .  As noted above, the Company subsequently determined that the preferred stock should be classified as permanent equity.  Set forth below is the impact on Note 12 on the Company’s previously filed 2010 Form 10-K of reclassifying the preferred stock back to permanent equity for each of the quarters in 2010.

Consolidated Balance Sheet
as of March 31, 2010
(unaudited)

	As Previously Reported on Form 10-K	Adjustments	As Restated

Redeemable preferred stock	$7,972,287	$(7,972,287)	$-
Total stockholders' equity	5,809,194	7,972,287	13,781,481

Consolidated Balance Sheet
as of June 30, 2010
(unaudited)

	As Previously Reported on Form 10-K	Adjustments	As Restated

Redeemable preferred stock	$10,181,884	$(10,181,884)	$-
Total stockholders' equity	5,230,178	10,181,884	15,412,062

Consolidated Balance Sheet
as of September 30, 2010
(unaudited)

	As Previously Reported on Form 10-K	Adjustments	As Restated

Redeemable preferred stock	$5,696,481	$(5,696,481)	$-
Total stockholders' equity	7,179,503	5,696,481	12,875,984

EXHIBIT INDEX

Exhibit No.	Description
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

10.6
Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on January 13, 2011).

10.7
Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed on December 23, 2010).

10.8
Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed on December 23, 2010).

10.9
Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on March 12, 2010).

10.10
Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K filed on March 12, 2010).

10.11*
Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated July 1, 2010 (incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K filed on March 16, 2011).

10.12*
Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated July 1, 2010 (incorporated by reference to Exhibit 10.7 of the Company's annual report on Form 10-K filed on March 16, 2011).

10.13*
Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated July 1, 2010 (incorporated by reference to Exhibit 10.8 of the Company's annual report on Form 10-K filed on March 16, 2011).

10.14*
Executive Employment Agreement by and between the Company and Peter Culpepper dated July 1, 2010 (incorporated by reference to Exhibit 10.9 of the Company's annual report on Form 10-K filed on March 16, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company's annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's annual report on Form 10-K filed on March 16, 2011).

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

†           Filed herewith.

*           Indicates a management contract or compensatory plan or arrangement.

X-2