Form 10-Q/A
period 2011-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2011-07-25
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Provectus Pharmaceuticals, Inc. (the "Company," "we," "us" and "our") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the "Amended 10-Q") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission (the "SEC") on May 10, 2011 (the "Original 10-Q").  This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 8 to the accompanying restated financial statements.

Background of the Restatement

On July 19, 2011, the Board of Directors of the Company, serving in its role as the audit committee, after consultation with and upon recommendation from management of the Company, concluded that its audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and its unaudited financial statements included in the Company's Original 10-Q for the quarter ended March 31, 2011 cannot be relied upon due to an error relating to the classification of the Company's outstanding 8% convertible preferred stock (the "Preferred Stock") as temporary stockholders' equity rather than permanent stockholders' equity. The Certificate of Designation for the Preferred Stock provides the holders of Preferred Stock a non-participating liquidation preference upon the liquidation, winding-up or dissolution of the Company or upon the occurrence of a deemed liquidation event.  A deemed liquidation event includes a merger or other corporate reorganization that results in a change in control of the Company or any transaction in which all or substantially all of the Company's assets are sold.  In the Original 10-Q, the Company believed that redemption of the Preferred Stock could result from a deemed liquidation event that was not under the control of the Company.  As a result, the Preferred Stock was classified as redeemable preferred stock outside of stockholders’ equity on the consolidated balance sheets.  The Company has since determined that the events that would result in a deemed liquidation event are under the control of the Board of Directors.  As a result, at March 31, 2011, the Preferred Stock has been reclassified from temporary stockholders' equity into permanent stockholders’ equity. An explanation of the error and its impact on the Company's financial statements is contained in Note 8 to the financial statements contained in Part I of this report.

Restatement of Other Financial Statements

Along with the filing of this Amended 10-Q, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2010. The amendment to our Annual Report on Form 10-K is being filed to restate our audited financial statements and related financial information for the year ended December 31, 2010 to reflect the reclassification of the Preferred Stock from temporary stockholders' equity to permanent stockholders' equity.

Amendments to the Original 10-Q

For the convenience of the reader, this Amended 10-Q sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements and Notes to Financial Statements; and

•	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amended 10-Q. The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited) (As Restated Note 8)	December 31, 2010 (Audited) (As Restated Note 8)

Assets

Current Assets

Cash and cash equivalents	$12,400,592	$8,086,200
Prepaid expenses and other current assets	47,415	—

Total Current Assets	12,448,007	8,086,200

Equipment and furnishings, less accumulated depreciation of $411,310 and $409,442	19,452	21,320

Patents, net of amortization of $5,615,037 and $5,447,257, respectively	6,100,408	6,268,188

Other assets	27,000	27,000
	$18,594,867	$14,402,708

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable – trade	$244,189	$418,477
Accrued compensation and payroll taxes	210,257	781,262
Accrued consulting expense	192,000	110,000
Pension liability	32,500	—
Other accrued expenses	40,000	40,000

Total Current Liabilities	718,946	1,349,739

Warrant liability	6,157,119	2,353,396

Total Liabilities	6,876,065	3,703,135

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 4,889,997 and 5,389,998 shares issued and outstanding, respectively, liquidation preference (in aggregate $3,737,432 and $4,122,245, respectively)	4,890	5,390
Common stock; par value $.001 per share; 150,000,000 authorized; 101,141,166 and 91,297,883 shares issued and outstanding, respectively	101,141	91,298
Paid-in capital	102,967,288	96,952,908
Deficit accumulated during the development stage	(91,354,517)	(86,350,023)

Total Stockholders’ Equity	11,718,802	10,699,573

	$18,594,867	$14,402,708

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

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Redeemable Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—

Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010 (As Restated)	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	75,000	75	66,925	—	67,000
Issuance of warrants for services	—	—	—	—	389,172	—	389,172
Exercise of warrants and stock options	—	—	3,679,332	3,679	3,411,831	—	3,415,510
Issuance of common stock and warrants pursuant to Regulation D	—	—	5,588,952	5,589	2,146,452	—	2,152,041
Preferred stock conversions into common stock and change in redemption value	(500,001)	(500)	499,999	500	—	—	—
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(5,004,494)	(5,004,494)

Balance, at March 31, 2011 (As Restated, Note 8)	4,889,997	$4,890	101,141,166	$101,141	$102,967,288	$(91,354,517)	$11,718,802

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

 (c)           In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665.  The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement.  In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into in January 2011, we have agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011.  On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550   shares of its common stock and warrants to purchase a total of 7,527,279   shares of its common stock to such investors for aggregate gross proceeds of $5,100,004.  The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, Series B Warrants to purchase up to 70% of the shares of common stock, and Series C Warrants to purchase up to 28% of the common stock.  The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised.  At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable.  The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price.  The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 ”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued.  The Series B Warrants do not contain exercise reset provisions.  However, the Series B Warrants require the Company to deliver registered shares of common stock and if the Company is not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash.   As a result, the Series B Warrants have also been recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model.  The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197.  During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised.  The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $188,509.  The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital.  At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306.

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

8. Restatements

Restatement of March 31, 2010

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

The impact of the application of ASC 815 on the affected line items of the Company's quarterly financial statement is set forth below:

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

Restatement of March 31, 2011

The Certificate of Designation for the Company's preferred stock provides the holders of preferred stock a non-participating liquidation preference upon the liquidation, winding-up or dissolution of the Company or upon the occurrence of a deemed liquidation event.  A deemed liquidation event includes a merger or other corporate reorganization that results in a change in control of the Company or any transaction in which all or substantially all of the Company's assets are sold.  In its originally filed Form 10-Q as of and for the three months ended March 31, 2011, the Company believed that redemption of its preferred stock could result from a deemed liquidation event that was not under the control of the Company.  As a result, the preferred stock was classified as redeemable preferred stock outside of stockholders’ equity on the consolidated balance sheets.  The Company has since determined that the events that would result in a deemed liquidation event are under the control of the Board of Directors.  As a result, at March 31, 2011, the preferred stock has been reclassified from temporary equity into permanent stockholders’ equity.   A similar reclassification to preferred stock was made to the balance sheet and stockholders’ equity at December 31, 2010.  The impact of this reclassification at December 31, 2010 can be found in the Company’s Form 10-K/A for the year ended December 31, 2010.  The impact of this correction of an error on the effected line items of the Company’s March 31, 2011 quarterly financial statements is set forth below:

	As Previously Reported	Adjustments	As Restated

Redeemable preferred stock	$3,737,432	$(3,737,432)	$-
Preferred stock	-	4,890	4,890
Paid-in capital	99,234,746	3,732,542	102,967,288
Total stockholders' equity	7,981,370	3,737,432	11,718,802

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K/A for the year ended December 31, 2010, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors.  Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K/A.

New Accounting Pronouncements

None.

Contractual Obligations - Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of March 31, 2011.  We are currently leasing on a month-to-month basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q/A, and we undertake no obligation to update such statements after this date.

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q/A), and the following:

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

We had no holdings of financial or commodity instruments as of March 31, 2011, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities.  We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of interim financial statements contained in this Quarterly Report on Form 10-Q/A.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q/A.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)  Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the following related to properly recording certain complex financial instruments.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Based on that assessment, we identified a material weakness in our internal controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s lack of expertise to account for complex financial instruments has been identified by management.  Specifically, we did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” in its Quarterly filings in 2010.  Accordingly, we have restated the previously issued 2010 quarterly financial statements.  See Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for a full discussion of the effects of this restatement.  Subsequent to December 31, 2010, to remediate the material weakness, management hired a consultant to help them analyze and account for complex financial instruments.

PART II  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors listed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2010. Such risk factors should be considered carefully with the information provided elsewhere in this report.

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

PROVECTUS PHARMACEUTICALS, INC.

July 22, 2011	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).