Form 10-Q
period 2011-06-30
PROVECTUS PHARMACEUTICALS INC
filed 2011-08-09
CIK 315545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
866-594-5999
(Registrant’s telephone number, including area code)
N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of July 18, 2011 was 108,659,601. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of July 18, 2011 was 4,293,332.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	$14,390,120	$8,086,200
Prepaid expenses and other current assets	93,665	—

Total Current Assets	14,483,785	8,086,200

Equipment and furnishings, less accumulated depreciation of $413,219 and $409,442	23,690	21,320

Patents, net of amortization of $5,782,817 and $5,447,257, respectively	5,932,628	6,268,188

Other assets	27,000	27,000

	$20,467,103	$14,402,708

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable — trade	$373,043	$418,477
Accrued compensation and payroll taxes	168,537	781,262
Accrued consulting expense	71,000	110,000
Other accrued expenses	40,000	40,000

Total Current Liabilities	652,580	1,349,739

Warrant liability	5,039,950	2,353,396

Total Liabilities	5,692,530	3,703,135

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 4,218,332 and 5,389,998 shares issued and outstanding, respectively, liquidation preference (in aggregate $3,227,973 and $4,122,245, respectively)	4,218	5,390
Common stock; par value $.001 per share; 150,000,000 authorized; 108,659,601 and 91,297,883 shares issued and outstanding, respectively	108,660	91,298
Paid-in capital	110,551,690	96,952,908
Deficit accumulated during the development stage	(95,889,995)	(86,350,023)

Total Stockholders’ Equity	14,774,573	10,699,573

	$20,467,103	$14,402,708

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
		Three Months		Six Months	Amounts from
		Ended		Ended	January 17, 2002
	Three Months	June 30, 2010	Six Months	June 30, 2010	(Inception)
	Ended	(As Restated	Ended	(As Restated	Through
	June 30, 2011	Note 8)	June 30, 2011	Note 8)	June 30, 2011
Revenues
OTC product revenue	$—	$—	$—	$—	$25,648
Medical device revenue	—	—	—	—	14,109

Total revenues	—	—			39,757

Cost of sales	—	—	—	—	15,216

Gross profit	—	—	—	—	24,541

Operating expenses
Research and development	2,007,368	2,130,349	3,529,472	2,923,283	32,814,970
General and administrative	3,203,814	3,223,699	5,707,485	5,131,052	51,270,486
Amortization	167,780	167,780	335,560	335,560	5,782,817

Total operating loss	(5,378,962)	(5,521,828)	(9,572,517)	(8,389,895)	(89,843,732)

Gain on sale of fixed assets	—	—	—	—	55,075

Loss on extinguishment of debt	—	—	—	—	(825,867)

Investment income	213	268	369	318	650,712

Gain on change in fair value of warrant liability	843,271	2,137,746	32,176	1,502,747	2,171,821

Net interest expense	—	—	—	—	(8,098,004)

Net loss	(4,535,478)	(3,383,814)	(9,539,972)	(6,886,830)	$(95,889,995)

Dividends on preferred stock	(64,224)	(2,244,392)	(134,158)	(10,216,635)

Net loss applicable to common shareholders	$(4,599,702)	$(5,628,206)	$(9,674,130)	$(17,103,465)

Basic and diluted loss per common share	$(0.04)	$(0.07)	$(0.09)	$(0.23)

Weighted average number of common shares outstanding — basic and diluted	105,794,099	78,132,005	101,914,292	73,580,080

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	capital	Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—

Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	150,000	150	147,100	—	147,250
Issuance of warrants for services	—	—	—	—	389,172	—	389,172
Exercise of warrants and stock options	—	—	6,485,522	6,485	6,304,724	—	6,311,209
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,554,532	9,555	6,757,786	—	6,767,341
Preferred stock conversions into common stock	(1,171,666)	(1,172)	1,171,664	1,172	—	—	—
Net loss for the six months ended June 30, 2011	—	—	—	—	—	(9,539,972)	(9,539,972)

Balance, at June 30, 2011	4,218,332	$4,218	108,659,601	$108,660	$110,551,690	$(95,889,995)	$14,774,573

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.
(A Development-Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		Six Months	Cumulative
		Ended	Amounts from
	Six Months	June 30, 2010	January 17, 2002
	Ended	(As Restated	(Inception) through
	June 30, 2011	Note 8)	June 30, 2011
Cash Flows From Operating Activities
Net loss	$(9,539,972)	$(6,886,830)	$(95,889,995)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,777	4,689	436,220
Amortization of patents	335,560	335,560	5,782,817
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	—	254,149	10,845,751
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	147,250	508,113	8,411,511
Issuance of warrants for services	389,172	999,991	4,128,599
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Gain on change in fair value of warrant liability	(32,176)	(1,502,747)	(2,171,821)
Change in assets and liabilities
Prepaid expenses and other current assets	(93,665)	(218,044)	(93,665)
Accounts payable	(45,434)	(153,379)	369,398
Accrued expenses	(651,725)	108,922	429,167

Net cash used in operating activities	(9,487,213)	(6,549,576)	(57,042,042)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	(6,147)	—	(74,035)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	(6,147)	—	479,335

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	8,908,131	8,908,131
Net proceeds from sales of common stock and warrants	9,486,071	5,194,589	37,750,079
Proceeds from exercises of warrants and stock options	6,311,209	1,718,150	20,765,912
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)

Net cash provided by financing activities	15,797,280	15,820,870	70,952,827

		Six Months	Cumulative
		Ended	Amounts from
	Six Months	June 30, 2010	January 17, 2002
	Ended	(As Restated	(Inception) through
	June 30, 2011	Note 8)	June 30, 2011

Net change in cash and cash equivalents	$6,303,920	$9,271,294	$14,390,120

Cash and cash equivalents, at beginning of period	$8,086,200	$3,237,178	$—

Cash and cash equivalents, at end of period	$14,390,120	$12,508,472	$14,390,120

Supplemental Disclosure of Noncash Investing and Financing Activities:
During the six months ended June 30, 2011 the Company has reclassified $485,467 from warrant liability to equity due to exercise of warrants.
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The Company has evaluated subsequent events through the date the financial statements were issued.
2. Recapitalization and Merger
Provectus Pharmaceuticals, Inc., formerly known as “Provectus Pharmaceutical, Inc.” and “SPM Group, Inc.,” was incorporated under Colorado law on May 1, 1978. SPM Group ceased operations in 1991, and became a development-stage company effective January 1, 1992, with the new corporate purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic location of the acquisition candidate.
On April 1, 2002, SPM Group changed its name to “Provectus Pharmaceutical, Inc.” and reincorporated in Nevada in preparation for a transaction with Provectus Pharmaceuticals, Inc., a privately-held Tennessee corporation (“PPI”). On April 23, 2002, an Agreement and Plan of Reorganization between Provectus Pharmaceutical and PPI was approved by the written consent of a majority of the outstanding shares of Provectus Pharmaceutical. As a result, Provectus Pharmaceuticals, Inc. issued 6,680,000 shares of common stock in exchange for all of the issued and outstanding shares of PPI. As part of the acquisition, Provectus Pharmaceutical changed its name to “Provectus Pharmaceuticals, Inc.” and PPI became a wholly-owned subsidiary of Provectus. This transaction was recorded as a recapitalization of PPI.
On November 19, 2002, the Company acquired Valley Pharmaceuticals, Inc., a privately-held Tennessee corporation formerly known as Photogen, Inc., by merging PPI with and into Valley and naming the surviving corporation “Xantech Pharmaceuticals, Inc.” Photogen, Inc. was separated from Photogen Technologies, Inc. in a non-pro-rata split-off to some of its shareholders. The assets of Photogen, Inc. consisted primarily of the equipment and intangibles related to its therapeutic activity and were recorded at their fair value. The majority shareholders of Valley were also the majority shareholders of Provectus. Valley had no revenues prior to the transaction with the Company. By acquiring Valley, the Company acquired its intellectual property, including issued U.S. patents and patentable inventions.
3. Basic and Diluted Loss Per Common Share
Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2011 and 2010, respectively, relate to 24,348,302 and 28,170,564 from warrants, 11,290,956 and 8,715,955 from options, and 4,218,332 and 13,283,324 from convertible preferred shares. Included in the weighted average number of shares outstanding are 223,214 and 473,567 common shares committed to be issued but not outstanding at June 30, 2011 and 2010, respectively.
4. Equity Transactions
(a) During the three months ended March 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $67,000. During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250.
(b) During the three months ended March 31, 2011, the Company issued 641,500 warrants to consultants in exchange for services. Consulting costs charged to operations were $389,172. During the three months ended March 31, 2011, 1,497,328 warrants were exercised for $1,400,001 resulting in 1,497,328 common shares being issued. 2,048,671 warrants were exercised in December 2010 and the corresponding cash of $1,915,509 was received in January 2011 and common shares of 2,048,671 were issued in January 2011. During the three months ended March 31, 2011, 193,333 warrants were forfeited. During the three months ended June 30, 2011, 2,322,857 warrants were exercised for $2,171,801 resulting in 2,322,857 common shares being issued.

(c) In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into in January 2011, we have agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011. On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, Series B Warrants to purchase up to 70% of the shares of common stock, and Series C Warrants to purchase up to 28% of the common stock. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 “), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306. During the three months ended June 30, 2011, the remainder of the Series B Warrants were exercised which was a total of 2,320,857. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. At June 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $138,995.
On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscriptions, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. 223,214 of the 4,120,803 common shares sold were committed to be issued but not outstanding at June 30, 2011. These shares were subsequently issued in July 2011. The Company intends to use the proceeds, after deducting offering expenses estimated to be $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.
(d) The Company determined that the warrants issued in March and April, 2010 with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter—end, including at March 31, 2011. At March 31, 2011 there was a loss recognized from the revaluation of the warrant liability of $989,298. At June 30, 2011 there was a gain recognized from the revaluation of the warrant liability of $432,199.
Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011. At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock. In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011. At June 30, 2011, the Company recognized dividends of $64,224 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended June 30, 2011 there were 671,665 shares of the Company’s redeemable preferred stock that converted into 671,665 shares of the Company’s common stock. In July 2011, the Company issued 63,043 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2011.
5. Stock-Based Compensation
One employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended March 31, 2011. One employee of the Company exercised 350,000 options at an exercise price of $1.00 per share of common stock for $350,000 during the three months ended June 30, 2011. Another employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended June 30, 2011. There were no options issued for the three and six months ended June 30, 2011 and no stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010.
6. Related Party Transaction
The Company paid one non-employee member of the board $90,000 for consulting services performed as of June 30, 2011. The Company paid another non-employee member of the board $12,000 for consulting services performed as of June 30, 2011.

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
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants. Significant assumptions used at March 31, 2011 for the 2010 warrants include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 70.7% and a risk free interest rate of 2.24%. Significant assumptions used at June 30, 2011 for the 2010 warrants include a weighted average term of 3.7 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.7% and a risk free interest rate of 1.29%. Significant assumptions used at March 31, 2011 for the 2011 warrants include a weighted average term of 4.8 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 70.65% and 70.67% and a risk free interest rate range between 1.99% and 2.24%. Significant assumptions used at June 30, 2011 for the 2011 warrants include a weighted average term of 4.5 years, a 5% probability that the warrant exercise price would be reset, a volatility of 67.7% and a risk free interest rate of 1.76%. For the Series B Warrants the Black-Scholes method was used to estimate the fair value of the warrants resulting in a warrant liability of $757,542 at March 31, 2011. There was no warrant liability for the Series B Warrants at June 30, 2011 because they had all been exercised at June 30, 2011.
     The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at June 30, 2011	$5,039,950	$—	$—	$5,039,950
Warrant liability at December 31, 2010	$2,353,396	$—	$—	$2,353,396
     A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011 follows:

Balance at January 1, 2011	$2,353,396

Issuance of warrants	3,204,197
Net gain included in earnings	(32,176)
Exercise of warrants	(485,467)

Balance at June 30, 2011	$5,039,950

8. Restatement
Restatement of June 30, 2010
The Company issued warrants to purchase 5,291,654 shares of the Company’s common stock in March 2010 and warrants to purchase 1,350,000 shares of the Company’s common stock in April 2010 (collectively, the “Warrants”). The Warrants have an exercise price of $1.00 per share and expire five years after their issuance. The Warrants contain certain anti-dilution provisions pursuant to which future issuances or deemed issuances of warrants, in certain circumstances as defined in the agreement, without consideration or for consideration per share less than the applicable exercise price in effect immediately prior to such issue, will result in the exercise price of the Warrants being reduced to the consideration per share received by the Company for such deemed issue. The Company originally classified the Warrants as equity in its 2010 quarterly filings.

The Company has determined that the Warrants should be classified as liabilities in accordance with ASC 815 due to the anti-dilution provisions contained in the Warrants. The Company reflected the necessary adjustment in the fourth quarter of 2010 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30, and September 30, 2010. The applicable line items on the Form 10-Q Consolidated Statements of Operations have been restated below for the three and six month periods ending June 30, 2010.
The Company determined its quantitative valuation of the Warrants using a Monte-Carlo Simulation model. Management of the Company believes that the Monte-Carlo Simulation model is appropriate because it is a dynamic model, which accommodates variable inputs.
     The impact of the application of ASC 815 on the affected line items of the Company’s quarterly financial statement is set forth below:
*          *          *          *          *
Consolidated Statement of Operations
for the Three Months Ended June 30, 2010

	As Previously Reported	Adjustments	As Restated
Total operating loss	$(5,521,828)	$—	$(5,521,828)
Gain on change in fair value of warrant liability	—	2,137,746	2,137,746
Net loss	(5,521,560)	2,137,746	(3,383,814)
Dividends on preferred stock	(2,590,033)	345,641	(2,244,392)
Net loss applicable to common shareholders	(8,111,593)	2,483,387	(5,628,206)
Basic and diluted loss per common share	(0.10)		(0.07)
Consolidated Statement of Operations
for the Six Months Ended June 30, 2010

	As Previously Reported	Adjustments	As Restated
Total operating loss	$(8,389,895)	$—	$(8,389,895)
Gain on change in fair value of warrant liability	—	1,502,747	1,502,747
Net loss	(8,389,577)	1,502,747	(6,886,830)
Dividends on preferred stock	(10,947,617)	730,982	(10,216,635)
Net loss applicable to common shareholders	(19,337,194)	2,233,729	(17,103,465)
Basic and diluted loss per common share	(0.26)		(0.23)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations
Comparison of Three and Six Months Ended June 30, 2011 and June 30, 2010
Revenues
We had no revenue during the three and six months ended June 30, 2011 and 2010.
Research and Development
Research and development costs of $2,007,368 for the three months ended June 30, 2011 included payroll of $1,224,777, consulting and contract labor of $684,230, legal of $34,111, insurance of $12,500, lab supplies and pharmaceutical preparations of $29,979, rent and utilities of $19,862, and depreciation expense of $1,909. Research and development costs of $2,130,349 for the three months ended June 30, 2010 included payroll of $1,749,395, consulting and contract labor of $232,640, legal of $58,347, insurance of $12,500, lab supplies and pharmaceutical preparations of $59,268, rent and utilities of $16,116, and depreciation expense of $2,083. The decrease in payroll is the result of a decrease in bonuses and no stock-based compensation expense. The increase in consulting and contract labor is due primarily to the completion of both the Liver Phase 1 study as well as the completion of enrollment for the Psoriasis Phase 2C study.
Research and development costs of $3,529,472 for the six months ended June 30, 2011 included payroll of $2,154,524, consulting and contract labor of $1,216,111, legal of $56,507, insurance of $29,247, lab supplies and pharmaceutical preparations of $33,864, rent and utilities of $35,442, and depreciation expense of $3,777. Research and development costs of $2,923,283 for the six months ended June 30, 2010 included payroll of $2,328,835, consulting and contract labor of $323,250, legal of $91,156, insurance of $25,000, lab supplies and pharmaceutical preparations of $117,500, rent and utilities of $32,853, and depreciation expense of $4,689. The decrease in payroll is the result of no stock-based compensation expense. The increase of approximately $800,000 in consulting and contract labor is primarily the result of an increase in manufacturing preparation, characterization and specifications for PV-10 and PH-10, as well as an increase in intellectual property related consulting expense. Additionally, there was an increase in consulting and contract labor due to the completion of both the Liver Phase 1 study as well as the completion of enrollment for the Psoriasis Phase 2C study.
General and Administrative
General and administrative expenses decreased by $19,885 in the three months ended June 30, 2011 to $3,203,814 from $3,223,699 for the three months ended June 30, 2010.
General and administrative expenses increased by $576,433 in the six months ended June 30, 2011 to $5,707,485 from $5,131,052 for the six months ended June 30, 2010. The increase resulted primarily from additional investor relations and conference expenses.

Investment Income
Investment income was insignificant in both the three and six months ended June 30, 2011 and 2010.
Liquidity and Capital Resources
Our cash and cash equivalents were $14,390,120 at June 30, 2011, compared with $8,086,200 at December 31, 2010. The increase of approximately $6,300,000 was due primarily to proceeds from the sale of common stock as well as the exercise of warrants and stock options.
At our current cash expenditure rate, we believe our cash and cash equivalents on hand at June 30, 2011 will be sufficient to meet our current and planned operating needs until well into 2013 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities.
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
New Accounting Pronouncements
None.
Contractual Obligations — Leases
We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of June 30, 2011. We are currently leasing on a month-to-month basis.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had no holdings of financial or commodity instruments as of June 30, 2011, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of interim financial statements contained in this Quarterly Report on Form 10-Q.
All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on that assessment, we identified a material weakness in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s lack of expertise to account for complex financial instruments has been identified by management. Specifically, we did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” in its Quarterly filings in 2010. Accordingly, we have restated the previously issued 2010 quarterly financial statements. See Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for a full discussion of the effects of this restatement. Subsequent to December 31, 2010, to remediate the material weakness, management hired a consultant to help them analyze and account for complex financial instruments.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company was not involved in any legal proceedings during the fiscal quarter covered by this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010. Such risk factors should be considered carefully with the information provided elsewhere in this report.
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
During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250. On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscription, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. 223,214 of the 4,120,803 common shares sold were committed to be issued but not outstanding at June 30, 2011. These shares were subsequently issued in July 2011. The Company intends to use the proceeds, after deducting offering expenses estimated to be $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.
The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. [Removed and Reserved.]
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*  The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.
August 9, 2011	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.