Form 10-Q
period 2011-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2011-11-08
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of September 30, 2011 was 109,640,858. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of September 30, 2011 was 3,848,332.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current Assets
Cash and cash equivalents	$10,812,580	$8,086,200
Prepaid expenses and other current assets	42,415	—

Total Current Assets	10,854,995	8,086,200
Equipment and furnishings, less accumulated depreciation of $415,179 and $409,442	21,730	21,320
Patents, net of amortization of $5,950,597 and $5,447,257, respectively	5,764,848	6,268,188
Other assets	27,000	27,000

	$16,668,573	$14,402,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$147,163	$418,477
Accrued compensation and payroll taxes	231,893	781,262
Accrued consulting expense	71,000	110,000
Other accrued expenses	40,000	40,000

Total Current Liabilities	490,056	1,349,739
Warrant liability	4,012,396	2,353,396

Total Liabilities	4,502,452	3,703,135

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 3,848,332 and 5,389,998 shares issued and outstanding, respectively, liquidation preference (in aggregate $2,945,714 and $4,122,245, respectively)	3,848	5,390
Common stock; par value $.001 per share; 200,000,000 authorized; 109,640,858 and 91,297,883 shares issued and outstanding, respectively	109,641	91,298
Paid-in capital	114,385,423	96,952,908
Deficit accumulated during the development stage	(102,332,791)	(86,350,023)

Total Stockholders’ Equity	12,166,121	10,699,573

	$16,668,573	$14,402,708

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010 (As Restated Note 8)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010 (As Restated Note 8)	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2011
Revenues
OTC product revenue	$—	$—	$—	$—	$25,648
Medical device revenue	—	—	—	—	14,109

Total revenues	—	—			39,757
Cost of sales	—	—	—	—	15,216

Gross profit	—	—	—	—	24,541
Operating expenses
Research and development	3,442,344	3,622,238	6,971,816	6,545,521	36,257,314
General and administrative	3,860,755	3,649,782	9,568,240	8,780,834	55,131,241
Amortization	167,780	167,780	503,340	503,340	5,950,597

Total operating loss	(7,470,879)	(7,439,800)	(17,043,396)	(15,829,695)	(97,314,611)
Gain on sale of fixed assets	—	—	—	—	55,075
Loss on extinguishment of debt	—	—	—	—	(825,867)
Investment income	529	592	898	910	651,241
Gain on change in fair value of warrant liability	1,027,554	531,332	1,059,730	2,034,079	3,199,375
Net interest expense	—	—	—	—	(8,098,004)

Net loss	(6,442,796)	(6,907,876)	(15,982,768)	(13,794,706)	$(102,332,791)

Dividends on preferred stock	(59,465)	(111,484)	(193,623)	(10,328,119)

Net loss applicable to common shareholders	$(6,502,261)	$(7,019,360)	$(16,176,391)	$(24,122,825)

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.16)	$(0.32)

Weighted average number of common shares outstanding — basic and diluted	109,100,408	80,156,864	104,277,935	75,796,432

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	275,000	275	268,225	—	268,500
Issuance of warrants for services	—	—	—	—	540,316	—	540,316
Exercise of warrants and stock options	—	—	6,685,522	6,685	6,497,524	—	6,504,209
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,840,789	9,841	6,757,500	—	6,767,341
Preferred stock conversions into common stock	(1,541,666)	(1,542)	1,541,664	1,542	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the nine months ended September 30, 2011	—	—	—	—	—	(15,982,768)	(15,982,768)

Balance, at September 30, 2011	3,848,332	$3,848	109,640,858	$109,641	$114,385,423	$(102,332,791)	$12,166,121

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010 (As Restated Note 8)	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2011
Cash Flows From Operating Activities
Net loss	$(15,982,768)	$(13,794,706)	$(102,332,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,737	6,772	438,180
Amortization of patents	503,340	503,340	5,950,597
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	3,368,950	3,759,650	14,214,701
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	268,500	584,863	8,532,761
Issuance of warrants for services	540,316	1,050,388	4,279,743
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Gain on change in fair value of warrant liability	(1,059,730)	(2,034,079)	(3,199,375)
Change in assets and liabilities
Prepaid expenses and other current assets	(42,415)	(24,625)	(42,415)
Accounts payable	(271,314)	(125,097)	143,518
Accrued expenses	(588,369)	320,812	492,523

Net cash used in operating activities	(13,257,753)	(9,752,682)	(60,812,582)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	(6,147)	—	(74,035)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	(6,147)	—	479,335

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	8,908,131	8,908,131
Net proceeds from sales of common stock and warrants	9,486,071	5,751,239	37,750,079
Proceeds from exercises of warrants and stock options	6,504,209	1,900,650	20,958,912
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)

Net cash provided by financing activities	15,990,280	16,560,020	71,145,827

Net change in cash and cash equivalents	$2,726,380	$6,807,338	$10,812,580
Cash and cash equivalents, at beginning of period	8,086,200	3,237,178	—

Cash and cash equivalents, at end of period	$10,812,580	$10,044,516	$10,812,580

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2011 the Company has reclassified $485,467 from warrant liability to equity due to the exercise of warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2011 and 2010, respectively, relate to 24,575,302 and 27,717,064 from warrants, 15,390,956 and 12,540,955 from options, and 3,848,332 and 7,446,663 from convertible preferred shares.

4. Equity Transactions

(a) During the three months ended March 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $67,000. During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250. During the three months ended September 30, 2011, the Company issued 125,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $121,250.

(b) During the three months ended March 31, 2011, the Company issued 641,500 warrants to consultants in exchange for services. Consulting costs charged to operations were $389,172. During the three months ended March 31, 2011, 1,497,328 warrants were exercised for $1,400,001 resulting in 1,497,328 common shares being issued. 2,048,671 warrants were exercised in December 2010 and the corresponding cash of $1,915,509 was received in January 2011 and common shares of 2,048,671 were issued in January 2011. During the three months ended March 31, 2011, 193,333 warrants were forfeited. During the three months ended June 30, 2011, 2,322,857 warrants were exercised for $2,171,801 resulting in 2,322,857 common shares being issued. During the three months ended September 30, 2011, the Company issued 293,500 warrants to consultants in exchange for services. Consulting costs charged to operations were $151,144. During the three months ended September 30, 2011, 66,500 warrants were forfeited.

(c) In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into in January 2011, we have agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011. On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, Series B Warrants to purchase up to 70% of the shares of common stock, and Series C Warrants to purchase up to 28% of the common stock. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 “), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306. During the three months ended June 30, 2011, the remainder of the Series B Warrants were exercised which was a total of 2,320,857. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. At June 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $138,995 for the three months ended June 30, 2011. At September 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $497,455 for the three months ended September 30, 2011.

On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscriptions, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. 223,214 of the 4,120,803 common shares sold were committed to be issued but not outstanding at June 30, 2011. These shares were subsequently issued in July 2011. The Company is using the proceeds, after deducting offering expenses estimated to be $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

(d) The Company determined that warrants issued in March and April, 2010 with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2011 there was a loss recognized from the revaluation of the warrant liability of $989,298. For the three months ended June 30, 2011 there was a gain recognized from the revaluation of the warrant liability of $432,199. For the three months ended September 30, 2011 there was a gain recognized from the revaluation of the warrant liability of $530,099.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011. At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock. In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011. At June 30, 2011, the Company recognized dividends of $64,224 which are included in dividends on preferred stock on the condensed consolidated statement of operations. During the three months ended June 30, 2011 there were 671,665 shares of the Company’s redeemable preferred stock that converted into 671,665 shares of the Company’s common stock. In July 2011, the Company issued 63,043 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2011. At September 30, 2011, the Company recognized dividends of $59,465 which are included in dividends on preferred stock on the condensed consolidated statement of operations. During the three months ended September 30, 2011 there were 370,000 shares of the Company’s redeemable preferred stock that converted into 370,000 shares of the Company’s common stock. In October 2011, the Company issued 64,273 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2011.

5. Stock-Based Compensation

On July 6, 2011, the Company issued 250,000 stock options to its re-elected members of the board. On July 12, 2011, the Company issued 50,000 stock options to a newly appointed member of the board. On September 6, 2011, the Company issued 4,000,000 stock options to its employees. All of the stock options issued in 2011 vest on the date of grant and have an exercise price equal to the fair market price on the date of issuance.

The compensation cost relating to stock options issued in 2011is measured based on the fair value of the stock options issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results of operations for both the three and nine months ended September 30, 2011 is $3,368,950 of stock-based compensation expense which relates to the fair value of stock options. Included in the results of operations for the three and nine months ended September 30, 2010 is $3,505,501 and $3,759,650, respectively, of stock-based compensation expense which relates to the fair value of stock options.

One employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended March 31, 2011. One employee of the Company exercised 350,000 options at an exercise price of $1.00 per share of common stock for $350,000 during the three months ended June 30, 2011. Another employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended June 30, 2011. One employee of the Company exercised 100,000 options at an exercise price of $1.00 per share of common stock for $100,000 and 100,000 options at an exercise price of $0.93 per share of common stock for $93,000 during the three months ended September 30, 2011

6. Related Party Transaction

The Company paid one non-employee member of the board $105,000 for consulting services performed as of July 12, 2011, the day of his resignation from the board. The Company paid two other non-employee members of the board $123,000 for consulting services performed as of September 30, 2011.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants. Significant assumptions used at March 31, 2011 for the 2010 warrants include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 70.7% and a risk free interest rate of 2.24%. Significant assumptions used at June 30, 2011 for the 2010 warrants include a weighted average term of 3.7 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.7% and a risk free interest rate of 1.29%. Significant assumptions used at September 30, 2011 for the 2010 warrants include a weighted average term of 3.5 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.92% and a risk free interest rate of 0.69%. Significant assumptions used at March 31, 2011 for the 2011 warrants include a weighted average term of 4.8 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 70.65% and 70.67% and a risk free interest rate range between 1.99% and 2.24%. Significant assumptions used at June 30, 2011 for the 2011 warrants include a weighted average term of 4.5 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.7% and a risk free interest rate of 1.76%. Significant assumptions used at September 30, 2011 for the 2011 warrants include a weighted average term of 4.3 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.92% and a risk free interest rate of 0.96%. For the Series B Warrants, the Black-Scholes method was used to estimate the fair value of the warrants resulting in a warrant liability of $757,542 at March 31, 2011. As of June 30, 2011, there was no warrant liability for the Series B Warrants because they had all been exercised.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at September 30, 2011	$4,012,396	$—	$—	$4,012,396
Warrant liability at December 31, 2010	$2,353,396	$—	$—	$2,353,396

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011 follows:

Balance at January 1, 2011	$2,353,396
Issuance of warrants	3,204,197
Net gain included in earnings	(1,059,730)
Exercise of warrants	(485,467)

Balance at September 30, 2011	$4,012,396

8. Restatement

Restatement of September 30, 2010

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

The Company has determined that the Warrants should be classified as liabilities in accordance with ASC 815 due to the anti-dilution provisions contained in the Warrants. The Company reflected the necessary adjustment in the fourth quarter of 2010 and calculated the impact on its quarterly reports on Form 10-Q for the quarterly periods ending March 31, June 30, and September 30, 2010. The applicable line items on the Form 10-Q Condensed Consolidated Statements of Operations have been restated below for the three and nine month periods ending September 30, 2010.

The Company determined its quantitative valuation of the Warrants using a Monte-Carlo Simulation model. Management of the Company believes that the Monte-Carlo Simulation model is appropriate because it is a dynamic model, which accommodates variable inputs.

The impact of the application of ASC 815 on the affected line items of the Company’s quarterly financial statement is set forth below:

* * * * *

Condensed Consolidated Statement of Operations

for the Three Months Ended September 30, 2010

	As Previously Reported	Adjustments	As Restated
Total operating loss	$(7,439,800)	$—	$(7,439,800)
Gain on change in fair value of warrant liability	—	531,332	531,332
Net loss	(7,439,208)	531,332	(6,907,876)
Dividends on preferred stock	(111,484)	—	(111,484)
Net loss applicable to common shareholders	(7,550,692)	531,332	(7,019,360)
Basic and diluted loss per common share	(0.09)		(0.09)

Condensed Consolidated Statement of Operations

for the Nine Months Ended September 30, 2010

	As Previously Reported	Adjustments	As Restated
Total operating loss	$(15,829,695)	$—	$(15,829,695)
Gain on change in fair value of warrant liability	—	2,034,079	2,034,079
Net loss	(15,828,785)	2,034,079	(13,794,706)
Dividends on preferred stock	(11,059,101)	730,982	(10,328,119)
Net loss applicable to common shareholders	(26,887,886)	2,765,061	(24,122,825)
Basic and diluted loss per common share	(0.35)		(0.32)

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

We intend to proceed as rapidly as possible with a licensure of our dermatology drug product candidate (PH-10) on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in process of being further developed. We intend to also proceed as rapidly as possible with a majority stake asset sale and subsequent licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through a majority stake asset sale and subsequent licensing of our existing medical device, imaging, and biotech intellectual property portfolio. We commenced the process to facilitate this as specified in Form 8-K filed September 19, 2011. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the asset sale of a majority stake via a spin-out transaction of the wholly-owned subsidiaries that contain the non-core assets and subsequent licensure of our non-core products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and September 30, 2010

Revenues

We had no revenue during the three and nine months ended September 30, 2011 and 2010.

Research and Development

Research and development costs of $3,442,344 for the three months ended September 30, 2011 included payroll of $2,843,840, consulting and contract labor of $469,051, legal of $41,162, insurance of $55,359, lab supplies and pharmaceutical preparations of $16,475, rent and utilities of $14,497, and depreciation expense of $1,960. Research and development costs of $3,622,238 for the three months ended September 30, 2010 included payroll of $2,833,303, consulting and contract labor of $613,357, legal of $48,316, insurance of $53,253, lab supplies and pharmaceutical preparations of $55,259, rent and utilities of $16,667, and depreciation expense of $2,083.

Research and development costs of $6,971,816 for the nine months ended September 30, 2011 included payroll of $4,998,364, consulting and contract labor of $1,685,162, legal of $97,669, insurance of $84,606, lab supplies and pharmaceutical preparations of $50,339, rent and utilities of $49,939, and depreciation expense of $5,737. Research and development costs of $6,545,521 for the nine months ended September 30, 2010 included payroll of $5,162,138, consulting and contract labor of $936,607, legal of $139,472, insurance of $78,253, lab supplies and pharmaceutical preparations of $172,759, rent and utilities of $49,520, and depreciation expense of $6,772. The increase of approximately $700,000 in consulting and contract labor is primarily the result of an increase in manufacturing preparation, characterization and specifications for PV-10 and PH-10, as well as an increase in intellectual property related consulting expense. Additionally, there was an increase in consulting and contract labor due to the completion of both the Liver Phase 1 study as well as the Psoriasis Phase 2C study.

General and Administrative

General and administrative expenses increased by $210,973 in the three months ended September 30, 2011 to $3,860,755 from $3,649,782 for the three months ended September 30, 2010.

General and administrative expenses increased by $787,406 in the nine months ended September 30, 2011 to $9,568,240 from $8,780,834 for the nine months ended September 30, 2010. The increase resulted primarily from additional investor relations and conference expenses.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Our cash and cash equivalents were $10,812,580 at September 30, 2011, compared with $8,086,200 at December 31, 2010. The increase of approximately $2,700,000 was due primarily to proceeds from the sale of common stock as well as the exercise of warrants and stock options.

At our current cash expenditure rate, we believe our cash and cash equivalents on hand at September 30, 2011 will be sufficient to meet our current and planned operating needs until well into 2013 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities.

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

New Accounting Pronouncements

None.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of September 30, 2011. We are currently leasing on a month-to-month basis.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2010, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed;

•	our determination, based on guidance of the FDA, whether to proceed with or without a partner with a Phase 3 trial of PV-10 to treat metastatic melanoma and the costs associated with such a trial;

•	our determination whether to license PV-10, our metastatic melanoma drug product candidate, and other solid tumors such as liver cancer, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat metastatic melanoma and other solid tumors such as liver cancer; and

•	our ability to raise additional capital if we determine to commercialize PV-10 on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of September 30, 2011, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

During the three months ended September 30, 2011, the Company issued 125,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $121,250. During the three months ended September 30, 2011, the Company issued 293,500 warrants to consultants in exchange for services, consisting of warrants to purchase 65,000 shares at an exercise price of $1.12 per share with a two year term, warrants to purchase 4,500 shares at an exercise price of $1.12 per share with a three year term, warrants to purchase 200,000 shares at an exercise price of $1.12 per share with a three year term, and warrants to purchase 24,000 shares at an exercise price of $1.12 per share with a three year term. Consulting costs charged to operations were $151,144.

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

PROVECTUS PHARMACEUTICALS, INC.

November 9, 2011	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.