Form 10-K
period 2011-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2012-03-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ..    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011, was $84,893,246 (computed on the basis of $1.02 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 7, 2012 was 110,935,981.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 28, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe, “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS.

General

Provectus Pharmaceuticals, Inc., a Nevada corporation formed in 2002, together with its seven wholly owned subsidiaries managed on a consolidated basis, referred to herein as “we,” “us,” and “our,” is a development-stage pharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. Our goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. We develop and intend to license or market and sell our two prescription drug candidates, PV-10 and PH-10. We also hold patents and other intellectual property which we believe may be used in over-the-counter products, which we refer to as OTC products, and various other non-core technologies. We have transferred all our intellectual property related to OTC products and non-core technologies to our subsidiaries and have designated such subsidiaries as non-core to our primary business of developing our oncology and dermatology prescription drug candidates.

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

The table below sets forth our two prescription drug candidates and our progress in developing those candidates for the indications shown:

PV-10 Melanoma	• End-of-Phase 2 FDA meeting April 2010, March 2011, and October 2011
•      Phase 2 study completed May 2010
•      Phase 2 treatments completed September 2009
•      Phase 2 recruitment completed May 2009
•      Phase 2 study initiated September 2007
• Orphan drug status January 2007

PH-10 Psoriasis

•      Phase 2c randomized study initiated December 2010 and completed August 2011

•      Phase 2 study completed April 2010

•      Phase 2 recruitment completed October 2009

•      Replacement Phase 2 initiated July 2009 due to dose regimen change

•      Phase 2 study initiated November 2007

PH-10 Atopic Dermatitis	• Phase 2 study completed September 2009 • Phase 2 recruitment completed June 2009 • Phase 2 study initiated June 2008

PV-10 Breast Cancer	• Phase 1 study completed July 2008 • Phase 1 initial cohort treatment completed April 2006 • Phase 1 study initiated October 2005

PV-10 Liver Metastasis	• Orphan drug status April 2011 • Phase 1 patient accrual and treatment completed January 2011 • Phase 1 study initiated October 2009

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

Metastatic Melanoma

According to The Skin Cancer Foundation, an estimated 123,590 new cases of melanoma were diagnosed in the U.S. in 2011; 53,360 noninvasive (in situ) and 70,230 invasive, with nearly 8,790 resulting in death. According to the Melanoma International Foundation, approximately one million new cases of skin cancer diagnosed each year, outnumbering the total number of other cancers combined. And according to the Global Industry Analysts, Inc., the world market for melanoma therapeutics is projected to reach $1.1 billion by 2015.

We completed a Phase 1 study of PV-10 to assess the safety and tolerability of injection of PV-10 in the treatment of metastatic melanoma in 2007. In the study, twenty patients received injections of PV-10. The study’s primary outcome measure was to determine the product’s safety. The secondary outcome measure was to determine an objective response rate (ORR) of target lesions and untreated non-target lesions. A total of 114 tumors were injected and 39 bystander tumors were observed in the study. Subjects were followed for four to 27 weeks. Study treatments were well tolerated and elicited minimal side effects, the most common being mild to moderate pain at the injection site. Using the RECIST (Response Evaluation Criteria in Solid Tumors) approach, after injection with a single dose of PV-10, the following results were obtained: 20% of subjects achieved complete response (CR) of their injected tumors, 20% achieved partial response (PR), 35% achieved stable disease (SD) and 25% achieved progressive disease (PD), corresponding to an objective response (CR+PR) in 40% of subjects and local disease control (CR+PR+SD) in 75% of subjects. Among those subjects achieving an objective response of their treated tumors, 25% achieved an objective response of their untreated bystander tumors, and 100% exhibited disease control in their bystander tumors. In contrast, for those subjects failing to achieve an objective response of their treated tumors, only 8% achieved an objective response of their bystander tumors, and 92% exhibited progressive disease in their bystander tumors. These differences in response of bystander lesions as a function of response of target lesions were statistically significant and support the occurrence of a bystander effect in subjects whose target lesions have been responsive to PV-10 chemoablation.

We completed a Phase 2 study of PV-10 for intralesional injection of PV-10 in the treatment of metastatic melanoma in May 2010. The primary outcome measure was ORR of PV-10 treated lesions for a 52 week period. The secondary outcome measures were (i) ORR of untreated bystander lesions; (ii) progression free survival (PFS) of treated lesions, (iii) duration of objective response of treated lesions, (iv) survival, and (v) assessment of systemic and locoregional adverse events during a 52-week period.

We have had both our second and third meetings with the U.S. Food and Drug Administration (FDA) in 2011 to discuss the design of a pivotal Phase 3 randomized controlled trial suitable for SPA. During the first end of Phase 2 meeting with FDA in April 2010, we received guidance for the design of this trial. We have received subsequent guidance from the FDA to submit the Phase 3 protocol since no further meetings are required.

We also met with the Australian Therapeutic Goods Administration (TGA) to review regulatory approval of PV-10 in Australia. TGA agreed to the same primary endpoint of progression free survival as was proposed to FDA during our April 2010 meeting. Use of interim data from the first half of Phase 3 study subjects, in conjunction with safety data collected in earlier studies of PV-10 for melanoma, was discussed to allow early evaluation for marketing approval for metastatic melanoma, and TGA agreed that these data should be sufficient for this review if the analysis confirmed efficacy.

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

Dr. Agarwala later presented full Phase 2 Study data from the entire study population of 80 subjects at the Melanoma 2010 Congress in Sydney, Australia in November 2010. The bystander effect, which appears to result from an immunologic response stimulated by PV-10 chemoablation, was noted by Dr. Agarwala, and was closely correlated with successful ablation of injected lesions. The results were comparable to our Phase 1 results although the Phase 2 results were better numerically than Phase 1 due to the ability we had to retreat up to three times in Phase 2. Importantly, the initial full study results for all 80 subjects enrolled in the Phase 2 study were statistically equivalent to those presented at ASCO despite the more advanced state of the second group of subjects.

Ongoing immunologic mechanism of action studies at the H. Lee Moffitt Cancer Center & Research Institute have been conducted in 2011 and thus far in 2012 to characterize the systemic benefit of PV-10. We are assessing whether emerging results from these ongoing studies can be used to support accelerated approval in the U.S.

We also reported ongoing progress with our Compassionate Use Program for PV-10 for non-visceral cancers. With more than 70 patients enrolled in six centers across the U.S. and Australia, the protocol enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the Phase 2 trials. Its dosage is expected to serve as the blueprint for the planned Phase 3 study for metastatic melanoma.

We are continuing to assess whether we should conduct the Phase 3 study ourselves, partner with a larger company to co-develop PV-10 in Phase 3, and potential paths to accelerated approval in the U.S. and abroad.

Liver Cancer

According to Global Industry Analysts, Inc., liver cancer is the third leading cause of deaths related to cancer in the world. Approximately 600,000 people are newly diagnosed with primary liver cancer, also known as Hepatocellular carcinoma (HCC). The world market for liver cancer drugs is projected to exceed $2.0 billion by 2015.

Early detection is difficult and as a result, most cases reach an advanced metastatic stage and are unresectable. If the cancer cannot be completely removed, the disease is usually deadly within three to six months. Malignant lesions in the liver arising from HCC or metastases from a wide range of cancers represent an ongoing treatment challenge for oncologists. HCC is one of the most common malignancies worldwide, and its incidence is rapidly increasing in the United States. The liver is a common site of metastases from solid tumors, particularly those arising in the gastrointestinal tract. Other tumors, such as lung and breast cancer and melanoma, also readily spread to the liver.

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

Final results for PV-10 as a treatment for liver cancer are very encouraging as they show the treatment was generally well-tolerated, with substantial evidence of efficacy. We believe PV-10’s ability to selectively target and destroy cancer cells without harming surrounding healthy tissue make it a potentially attractive therapy for cancers of the liver, which can be very serious and difficult to treat if they cannot be fully removed through surgery. Based upon the initial results of our PV-10 Phase 1 trial for liver cancer, and the growing confidence we have in PV-10 as a viable treatment for non-resectable liver cancer, we are currently designing a Phase 2 study with the potential for accelerated approval.

In April 2011, we received orphan drug designation by the FDA for Rose Bengal, the active ingredient in PV-10, for the treatment of HCC, the most common form of primary liver cancer.

Breast Cancer

In 2005, we began a Phase 1 study of PV-10 to assess the safety and tolerability of injections of PV-10 into recurrent breast carcinoma. We completed the Phase 1 study in 2008. The primary outcome measure was systemic and locoregional adverse experience. The secondary outcome measures were (i) histopathologic response of PV-10 injected lesions and (ii) wound healing of PV-10 injected lesions.

We are very pleased with the results of this Phase 1 clinical trial, a classic ascending dose study. Its goals were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011, and expect to do so in 2012. We are now in a position for a Phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10.

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

The protocol for the compassionate use program enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the Phase 2 trial of PV-10. Based on the success of the compassionate use program, its dose regimen is expected to serve as the blueprint for a potential Phase 3 study for metastatic melanoma. The majority of patients enrolled in the program have been treated for melanoma, with other patients for other indications such as recurrent squamous cell carcinoma and scalp sarcoma.

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

We have been actively discussing licensing transactions with a number of potential out licensing partners for PH-10. We believe that our Phase 2c trial of PH-10 for psoriasis will further solidify the commercial viability of PH-10 in these discussions. In August 2011, we completed follow-up of all Phase 2c patients and expect to communicate data of the study to both prospective partners as well as the public market in early 2012.

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

During 2010, we initiated a Phase 2c clinical trial of PH-10 for psoriasis. This multicenter, randomized controlled Phase 2c study is expected to enroll up to 90 subjects at four different sites, which began in December 2010. The subjects will be randomized sequentially by center to one of four treatment cohorts, and will assess efficacy and safety of topical PH-10 applied once daily to areas of mild to moderate plaque psoriasis. The primary efficacy endpoint is “treatment success,” a static endpoint assessed at day 29 after initial PH-10 treatment and defined as 0 or 1 on all Psoriasis Severity Index (PSI) components and 0 or 1 on the Plaque Response scale. The primary safety endpoint is incidence of adverse experiences, including pain and dermatologic/skin toxicity (incidence, severity, frequency, duration and causality). The secondary outcome measures are (i) Psoriasis Severity Index (PSI) score changes at each visit from day 1 pre-treatment, (ii) Plaque Response score changes at each visit from day 1 pre-treatment, and (iii) Pruritus Self-Assessment score changes at each visit from day 1 pre-treatment.

The Phase 2c trial was conducted at four sites in the U.S. including the Mount Sinai School of Medicine in New York City, Wake Research Associates in Raleigh, NC, Dermatology Specialists in Oceanside, CA and International Dermatology Research in Miami, FL. With over 90 subjects, this trial is the largest dermatological trial that we have conducted to date.

The results of this study are expected to define the parameters necessary for the design of a pivotal Phase 3 trial, and will be an important milestone on the regulatory pathway leading towards commercialization. In addition, we’ve held discussions with a number of potential out licensing partners, and we believe this Phase 2c trial will further solidify the commercial viability of PH-10 in these discussions.

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

In 2008, we initiated a Phase 2 study of PH-10 for the treatment of atopic dermatitis. This Phase 2 study assessed whether topical PH-10 applied once daily to mild, moderate or severe atopic dermatitis may ameliorate inflammation of the skin when activated by ambient light. The subjects applied PH-10 daily for 28 days to skin areas affected by atopic dermatitis. The subjects were assessed weekly during the treatment period and for four weeks following the treatment period. The primary outcome measures were (i) treatment success, defined as a score of 0 to 1 at day 28, the end of the study treatment period, by the Investigator’s Global Assessment (IGA) scoring system for atopic dermatitis status, and (ii) adverse experience, including pain and dermatologic/skin toxicity (incidence, severity, frequency, duration and causality) during the eight weeks following treatment.

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

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for six hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain stores) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products. We now intend to license the Pure-ific product, a strategy we have been discussing with interested groups. Additionally, we also intend to sell a majority stake in the underlying assets via a non-core spin-out transaction.

On December 15, 2011, we sold Units to accredited investors which included shares of common stock in Pure-ific and a warrant to purchase 3/4 of a share of the Company’s common stock. A total of 666,666 Units were sold for gross proceeds of $500,000 resulting in the sale of a 33% non-controlling interest in Pure-ific. At the time of the sale and as of December 31, 2011, the carrying value of the net assets in Pure-ific was $0. The sale also resulted in the issuance of warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.25 per share with a five-year term. We intend to use the proceeds, after deducting offering expenses of approximately $56,500, to spin-off Pure-ific as a new publicly-traded company. Network 1 Financial Securities, Inc., served as placement agent for the offering.

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

We have non-core medical device technologies that we believe may address two major markets:

•	cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

•	therapeutic uses, including photoactivation of PH-10 other prescription drugs and non-surgical destruction of certain skin cancers.

We expect to further develop our non-core medical devices through partnerships with, or selling our assets to, third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers. Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

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

Research and development costs totaling $8,807,896 for 2011 included payroll of $6,182,147, consulting and contract labor of $2,238,765, lab supplies and pharmaceutical preparations of $57,467, legal of $161,068, insurance of $92,859, rent and utilities of $68,234, and depreciation expense of $7,356. Research and development costs totaling $8,417,303 for 2010 included payroll of $6,618,532, consulting and contract labor of $1,095,793, lab supplies and pharmaceutical preparations of $235,153, legal of $300,964, insurance of $90,314, rent and utilities of $67,692, and depreciation expense of $8,855. Research and development costs totaling $4,909,414 for 2009 included payroll of $2,860,116, consulting and contract labor of $1,367,422, lab supplies and pharmaceutical preparations of $281,833, legal of $209,709, insurance of $125,295, rent and utilities of $55,685, and depreciation expense of $9,354.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, non-core technologies and OTC pharmaceuticals. All patents material to an understanding of the Company are included and a cross reference to a discussion that explains the patent technologies and products is identified for each patent in the following table:

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	November 3, 1998	October 30, 2016

5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents; see discussion under Medical Devices in Description of Business	November 10, 1998	October 30, 2016

5,998,597	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	December 7, 1999	October 30, 2016

6,042,603	Method for improved selectivity in photo-activation of molecular agents; see discussion under Medical Devices in Description of Business	March 28, 2000	October 30, 2016

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	December 21, 2018

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	December 10, 2019

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,519,076	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 11, 2003	October 30, 2016

6,525,862	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 25, 2003	October 30, 2016

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	September 9, 2023

6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	May 5, 2023

7,036,516	Treatment of pigmented tissues using optical energy; see discussion under Medical Devices in Description of Business	May 2, 2006	January 28, 2020

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	September 25, 2025

7,346,387	Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents; see discussion under Medical Devices in Description of Business	March 18, 2008	October 30, 2016

7,353,829	Improved Methods and Apparatus For Multi-Photon Photo-Activation of Therapeutic Agents; see discussion under Medical Devices in Description of Business	April 8, 2008	April 23, 2020

7,384,623	A Radiosensitizer Agent comprising Tetrabromoerythrosin; see discussion under Oncology in Description of Business	June 10, 2008	August 25, 2019

7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	June 24, 2008	March 6, 2021

7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	October 2, 2025

7,427,389	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	September 23, 2008	July 7, 2026

7,648,695	Improved Medicaments for chemotherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 19, 2010	July 6, 2021

7,864,047	Improved intracorporeal medicaments for photodynamic treatment of disease; see discussion under Dermatology in Description of Business	January 4, 2011	To Be Determined

We continue to pursue patent applications on numerous other developments we believe to be patentable. We consider our issued patents, our pending and patent applications, and any patentable inventions which we may develop to be extremely valuable assets of our business.

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

Employees

We currently employ four persons, all of whom are full-time employees. We currently engage four full-time consultants, including a lab technician, a contract research associate, an analytical chemist, and an information technology consultant.

Our executive officers and directors are:

H. Craig Dees, Ph.D., 60, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 53, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 49, has served as our Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 52, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Kelly M. McMasters M.D., Ph.D., 51, has served as a member of our board of directors since June 9, 2008. Additionally, Dr. McMasters serves as chairman of our scientific advisory board. Dr. McMasters received his undergraduate training at Colgate University prior to completing the MD/PhD program at the University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School and Rutgers University. He then completed the residency program in General Surgery at the University of Louisville, and a fellowship in Surgical Oncology at M.D. Anderson Cancer Center in Houston. He is currently the Sam and Lolita Weakley Professor of Surgical Oncology at the University of Louisville in Kentucky, a position he has held since 1996. Since 2005, he has chaired the Department of Surgery at the University of Louisville and also has been Chief of Surgery at University of Louisville Hospital. Since 2000, he has also been Director of the Multidisciplinary Melanoma Clinic of the James Graham Brown Cancer Center at the University of Louisville. His is an active member of the surgery staff at the University of Louisville Hospital, Norton Hospital and Jewish Hospital in Louisville. He is on the editorial boards of the Annals of Surgical Oncology, Cancer Therapy and the Journal of Clinical Oncology as well as an ad hoc reviewer for 9 other publications. He holds several honors, chief among them is “Physician of the Year” awarded by the Kentucky Chapter of the American Cancer Society. He is the author and principal investigator (PI) of the Sunbelt Melanoma Trial, a multi-institutional study involving 3500 patients from 79 institutions across North America and one of the largest prospective melanoma studies ever performed. He has been a PI, Co-PI or local PI in over thirty clinical trials ranging from Phase 1 to Phase 3. For the past 12 years he has also directed a basic and translational science laboratory studying adenovirus-mediated cancer gene therapy funded by the American Cancer Society and the National Institutes of Health (NIH).

Alfred E. Smith IV, 60, has served as a member of our board of directors since July 12, 2011. Mr. Smith is currently a Senior Advisor for the Marwood Group, a healthcare advisory and financial services firm, is Senior Advisor for Next Health, is Senior Advisor for K2 Global Consulting, N.A., LLC, and serves on the Boards for the Tony Blair Faith Foundation and Mutual of America Capital Management Corporation, and formerly for Rica Foods, Inc. Smith began his career on Wall Street as an independent broker on the New York Stock Exchange in 1972. He subsequently joined Mitchell-Hutchins as Vice President, served as a Partner of CMJ Partners, and worked for Bear Wagner Specialists LLC as Senior Managing Director, until his retirement in 2006. Mr. Smith attended Villanova University.

Equity Financing During 2011

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

In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into on January 13, 2011, described below, we agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011.

On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, Series B Warrants to purchase up to 70% of the shares of common stock, and Series C Warrants to purchase up to 28% of the common stock. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 “), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306. During the three months ended June 30, 2011, the remainder of the Series B Warrants were exercised which was a total of 2,320,857. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability for this amount, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. At June 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $138,995 for the three months ended June 30, 2011. At September 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $497,455 for the three months ended September 30, 2011. At December 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $370,909 for the three months ended December 31, 2011.

During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250. On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscriptions, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. 223,214 of the 4,120,803 common shares sold were committed to be issued but not outstanding at June 30, 2011. These shares were subsequently issued in July 2011. The Company is using the proceeds, after deducting offering expenses of approximately $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

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

During the three months ended December 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,250. During the three months ended December 31, 2011, the Company issued 752,000 warrants to consultants in exchange for services, consisting of warrants to purchase 400,000 shares at an exercise price of $1.50 per share with a five year term, warrants to purchase 250,000 shares at an exercise price of $1.12 per share with a five year term, warrants to purchase 24,000 shares at an exercise price of $1.12 per share with an approximately three year term, warrants to purchase 3,000 shares at an exercise price of $1.12 per share with a three year term, and warrants to purchase 75,000 shares at an exercise price of $1.12 per share with an approximately two year term. Consulting costs charged to operations were $404,800. On December 15, 2011, we sold Units to accredited investors which included shares of common stock in Pure-ific and a warrant to purchase 3/4 of a share of the Company’s common stock. A total of 666,666 Units were sold for gross proceeds of $500,000 resulting in the sale of a 33% non-controlling interest in Pure-ific. At the time of the sale and as of December 31, 2011, the carrying value of the net assets in Pure-ific was $0. The sale also resulted in the issuance of warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.25 per share with a five-year term. We intend to use the proceeds, after deducting offering expenses of $56,500, to spin-off Pure-ific as a new publicly traded company. Network 1 Financial Securities, Inc., served as placement agent for the offering.

Available Information

Our website is located at www.pvct.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC as we do. The website is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Our business and its future performance may be affected by various factors, the most significant of which are discussed below.

We are a development stage company, have no prescription drug products approved for commercial sale, have incurred substantial losses, and expect to incur substantial losses and negative operating cash flow for the foreseeable future.

Our company is a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2011, we have incurred net losses of $106 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

•	continue to develop and seek regulatory approval for our prescription drug candidates PV-10 and PH-10;

•	seek licensure of PV-10, PH-10, our OTC products, and our other non-core technologies;

•	further develop our non-core technologies;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

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

All of our existing prescription drug candidates are in early stages of development. It may be several years, if ever, until we have a prescription drug product available for commercial resale. If we do not successfully develop and license or commercialize our prescription drug candidates, or sell or license our OTC products or non-core technologies, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We may need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2013 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2013. However, we may need additional capital in 2013 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding Phase 2 atopic dermatitis and psoriasis results, which were significantly developed in 2011. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

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

We will need approval of the United States Food and Drug Administration, which we refer to as the “FDA,” to commercialize our prescription drug candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our prescription drug candidates in those jurisdictions.

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

We do not expect any prescription drug and other product candidates that we are developing to be commercially available without a partner. Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized products. Further, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Even if we comply with all FDA requests, we cannot be sure that we will ever obtain regulatory clearance for any of our prescription drug or other product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

Clinical trials are very expensive, time consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that current or future clinical trials of our prescription drug candidates will take additional years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

We have no sales, marketing or distribution capabilities for our prescription drug candidates or our OTC products and non-core technologies.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our prescription drug candidates or our OTC products and non-core technologies. Our future success depends, in part, on our ability to enter into and maintain such collaborative relationships, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in process of being further developed. We have determined that that the most efficient use of our capital in further developing our OTC products is to license the products. There can be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the United States or overseas.

We cannot be sure that our OTC products or non-core technologies will be licensed or sold in the marketplace.

In order for our OTC products to become commercially successful and our non-core technologies to be further developed, we must license or sell those products and technologies. We have been discussing this strategy with interested groups, though we cannot be sure that we will be successful in licensing or selling such products or technologies.

Competition in the prescription pharmaceutical and biotechnology industries is intense, and we may be unable to succeed if our competitors have more funding or better marketing.

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in research efforts related to treatment of dermatological conditions or cancers of the skin, liver and breast, which could lead to the development of products or therapies that could compete directly with the prescription drug and other product candidates, and OTC products that we are seeking to develop and market.

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

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by four key employees:

•	H. Craig Dees, Ph.D., our Chief Executive Officer;

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Executive Vice President—Pharmaceuticals; and

•	Peter R. Culpepper, CPA, MBA, our Chief Financial Officer and Chief Operating Officer.

In addition to their responsibilities for management of our overall business strategy, Drs. Dees, Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop our prescription drug and other product candidates, and our OTC products. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees may leave their employment with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified employees if any of our key employees should choose to leave.

Because we have only four employees in total, our management may be unable to successfully manage our business.

In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

•	Researching diseases and possible therapies in the areas of dermatology and skin care, oncology, and biotechnology;

•	Developing our prescription drug and other product candidates, and OTC products based on our research;

•	Marketing and selling developed products;

•	Obtaining additional capital to finance research, development, production, and marketing of our products; and

•	Managing our business as it grows.

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

Our common stock has traded as low as $0.67 per share and as high as $1.76 per share during the period beginning on January 1, 2010 and ending on December 31, 2011. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

None.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Quotations for our common stock are reported on the OTC Bulletin Board under the symbol “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2010:

	High	Low
2011
First Quarter (January 1 to March 31)	$1.14	$0.78
Second Quarter (April 1 to June 30)	$1.23	$0.96
Third Quarter (July 1 to September 30)	$1.08	$0.79
Fourth Quarter (October 1 to December 31)	$0.95	$0.67

2010
First Quarter (January 1 to March 31)	$1.76	$0.80
Second Quarter (April 1 to June 30)	$1.60	$1.08
Third Quarter (July 1 to September 30)	$1.19	$0.89
Fourth Quarter (October 1 to December 31)	$1.32	$0.88

The closing price for our common stock on March 7, 2012 was $0.88. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 7, 2012, we had 1,846 shareholders of record of our common stock.

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

In March and April 2010, we issued 13,283,324 shares of our 8% convertible preferred stock, par value $.001 per share, of which 3,531,665 shares were outstanding on December 31, 2011. The holders of shares of the 8% convertible preferred stock are entitled to dividends of 8% per year, payable quarterly in cash or, at our discretion, shares of our common stock based on the volume-weighted average price of our stock for the fifteen trading days prior to the dividend payment date. During 2011, we made all dividend payments on the 8% convertible preferred stock in shares of our common stock, and we expect to continue to pay such dividends in our common stock rather than cash.

Stock Performance Graph

The following graph shows the changes, over the past five-year period, in the value of $100 invested in Provectus common stock, the NASDAQ Composite Total Return Index and the Peer group composed of development stage, biopharmaceutical companies that have a focus on developing oncology compounds. The graph assumes that all dividends are reinvested.

	2006	2007	2008	2009	2010	2011

Provectus Pharmaceuticals, Inc.	$100.00	$144.54	$77.31	$76.47	$78.99	$68.07

NASDAQ Composite-Total Returns	$100.00	$110.65	$66.42	$96.54	$114.06	$113.16

Peer Group	$100.00	$90.62	$67.88	$89.06	$92.83	$80.02

Recent Sales of Unregistered Securities

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

During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250. On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscription, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. 223,214 of the 4,120,803 common shares sold were committed to be issued but not outstanding at June 30, 2011. These shares were subsequently issued in July 2011. The Company is using the proceeds, after deducting offering expenses of approximately $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

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

During the three months ended December 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,250. During the three months ended December 31, 2011, the Company issued 752,000 warrants to consultants in exchange for services, consisting of warrants to purchase 400,000 shares at an exercise price of $1.50 per share with a five year term, warrants to purchase 250,000 shares at an exercise price of $1.12 per share with a five year term, warrants to purchase 24,000 shares at an exercise price of $1.12 per share with an approximately three year term, warrants to purchase 3,000 shares at an exercise price of $1.12 per share with a three year term, and warrants to purchase 75,000 shares at an exercise price of $1.12 per share with an approximately two year term. Consulting costs charged to operations were $404,800. On December 15, 2011, we sold Units to accredited investors which included shares of common stock in Pure-ific and a warrant to purchase 3/4 of a share of the Company’s common stock. A total of 666,666 Units were sold for gross proceeds of $500,000 resulting in the sale of a 33% non-controlling interest in Pure-ific. At the time of the sale and as of December 31, 2011, the carrying value of the net assets in Pure-ific was $0. The sale also resulted in the issuance of warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.25 per share with a five-year term. We intend to use the proceeds, after deducting offering expenses of $56,500, to spin-off Pure-ific as a new publicly traded company. Network 1 Financial Securities, Inc., served as placement agent for the offering.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D.

See table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2011 and 2010, as well as consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:

Revenues

OTC product revenue	$—	$—	$—	$—	$—

Medical device revenue	—	—	—	—	—

Total revenues	—	—	—	—	—

Operating expenses

Research and development	8,808	8,417	4,909	4,426	4,405

General and administrative	11,962	11,605	6,746	5,247	5,236

Amortization	671	671	671	671	671

Total operating loss	(21,441)	(20,693)	(12,326)	(10,344)	(10,312)
Other income, net	2,006	2,141	4	74	306

Net loss	(19,435)	(18,552)	(12,322)	(10,270)	(10,006)

Dividends on preferred stock	(247)	(10,408)	—	—	—

Net loss applicable to common stockholders	$(19,682)	$(28,960)	$(12,322)	$(10,270)	$(10,006)

Basic and diluted loss per common share	$(0.19)	$(0.37)	$(0.21)	$(0.20)	$(0.22)

Weighted average number of common shares outstanding – basic and diluted	105,725	78,818	59,797	51,320	46,350

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$7,705	$8,087	$3,238	$2,796	$7,260
Patents, net	5,598	6,268	6,939	7,610	8,282
Other assets	47	48	57	112	169
Total assets	13,350	14,403	10,234	10,518	15,711

Current liabilities	263	1,350	827	462	880
Warrant liability	3,067	2,353	—	—	—
Preferred stock	4	5	—	—	—
Common stock	110	91	67	53	49
Additional paid-in capital	115,690	96,953	77,137	65,478	59,989
Accumulated deficit	(105,784)	(86,350)	(67,797)	(55,475)	(45,206)
Total stockholders’ equity	10,020	10,699	9,407	10,056	14,832

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2011 include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%. Significant assumptions used at December 31, 2010 include a weighted average term of 4.23 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 69.7% and 71.9% and a risk free interest rate range between 1.3% and 2.6%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. Significant assumptions used at December 31, 2011 include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%.

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

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2010 and 2011, and warrants and stock options exercised during 2010 and 2011. Given our current rate of expenditures, we do not need to raise additional capital to further develop PV-10 on our own to treat metastatic melanoma and HCC since we plan to license PH-10 for psoriasis and other indications as well as complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries. Additionally, our existing funds are sufficient to meet minimal necessary expenses until 2013.

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

Plan of Operation

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will be shown based on data in previous studies. Together with our OTC products, medical device, biotech, imaging and other non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and next.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

We had no revenue during the years ended 2011 and 2010.

Research and development

Research and development costs totaling $8,807,896 for 2011 included payroll of $6,182,147, consulting and contract labor of $2,238,765, lab supplies and pharmaceutical preparations of $57,467, legal of $161,068, insurance of $92,859, rent and utilities of $68,234, and depreciation expense of $7,356. Research and development costs totaling $8,417,303 for 2010 included payroll of $6,618,532, consulting and contract labor of $1,095,793, lab supplies and pharmaceutical preparations of $235,153, legal of $300,964, insurance of $90,314, rent and utilities of $67,692, and depreciation expense of $8,855.

The decrease in payroll in 2011 over 2010 is primarily due to decreased stock option expense and decreased pension expense. The increase in consulting and contract labor in 2011 versus 2010 is primarily the result of an increase in manufacturing preparation, characterization and specifications for PV-10 and PH-10, as well as an increase in intellectual property related consulting expense. Additionally, there was an increase in consulting and contract labor due to the completion of the Psoriasis Phase 2c study. Furthermore, there was a receipt of a grant in 2010 for approximately $244,000 under the Qualifying Therapeutic Discovery Project Program.

The table below summarizes our projects, the actual costs for each period shown, and the total costs incurred to date.

Projects	Actual Cost for 2011	Actual Cost for 2010	Total Costs Incurred To Date
Melanoma	$-0-	$-0-	$3,018,000
Breast/Other	$-0-	$-0-	$675,000
Liver	$-0-	$110,000	$616,000
Psoriasis/Atopic Dermatitis	$-0-	$-0-	$1,678,000
Payroll	$6,182,000	$6,619,000
Indirect costs	$2,626,000	$1,688,000

Totals	$8,808,000	$8,417,000

General and administrative

General and administrative expenses increased by $357,322 for 2011 to $11,961,848 from $11,604,526 in 2010. The increase is primarily due to increased investor relations expense of approximately $850,000 due to the expanded programs to improve investor awareness and visibility of the Company’s clinical progress as well as related travel expenses, offset by decreased pension and stock option expenses of approximately $500,000.

Investment income

Investment income is immaterial for all periods presented.

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability decreased by $135,007 in 2011 to $2,004,638 from $2,139,645 in 2010.

Cash Flow

Our cash and cash equivalents were $7,705,773 at December 31, 2011, compared with $8,086,200 at December 31, 2010.

At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs until 2013 without additional cash inflows from the exercise of existing warrants, stock options, or sales of equity securities. We have enough cash on hand to fund operations until late 2013 with the cash on hand at December 31, 2011.

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

Investment income

Investment income was immaterial to all periods presented.

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability increased by $2,139,645 in 2010 to $2,139,645 from $0 in 2010. This change resulted from accounting for warrant liability described in Footnote 4(f) to the financial statements.

Cash Flow

Our cash and cash equivalents were $8,086,200 at December 31, 2010, compared with $3,237,178 at December 31, 2009. The increase of approximately $4,849,000 was due primarily to cash of $18,580,350 provided from sales of equity securities and the exercises of warrants and stock options during the year ended December 31, 2010, which exceeded cash used in operating activities.

Capital Resources

As noted above, our present cash and cash equivalents are currently sufficient to meet our short-term operating needs. Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we may decide to undertake ourselves versus with a partner. We anticipate that any required funds for our operating and development needs in 2013 and beyond will come from the proceeds of public or private sales of equity or debt securities or the exercise of existing warrants and stock options outstanding. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). This standard amends the requirements for measuring fair value and disclosing information about fair value measurements. ASU No. 2011-04 is effective for periods ending on or after December 15, 2011. ASU No. 2011-04 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect ASU No. 2011-05 to have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of December 31, 2011, other than cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Management conducted an assessment of our internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control – Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting at December 31, 2011 was effective.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is set forth below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Pharmaceuticals, Inc.

Knoxville, Tennessee

We have audited Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Provectus Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2011 and for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2012

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2012, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Consolidated Financial Statements in “Financial and Supplementary Data.”

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which begins on page X-1 of our Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2012

PROVECTUS PHARMACEUTICALS, INC.

By:	/s/ H. Craig Dees
H. Craig Dees, Ph.D.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ H. Craig Dees	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 14, 2012
H. Craig Dees, Ph.D.

/s/ Peter R. Culpepper	Chief Financial Officer (principal financial officer) and Chief Operating Officer	March 14, 2012
Peter R. Culpepper

/s/ Timothy C. Scott	President and Director	March 14, 2012
Timothy C. Scott

/s/ Eric A. Wachter	Executive Vice President – Pharmaceuticals and Director	March 14, 2012
Eric A. Wachter, Ph.D.

/s/ Kelly M. McMasters	Director	March 14, 2012
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director	March 14, 2012
Alfred E. Smith, IV

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations for the years December 31, 2011, 2010 and 2009, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2011	F-3

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2011, 2010 and 2009, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2011	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Pharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2011 and for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2011 and for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2012

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$7,705,773	$8,086,200

Total Current Assets	7,705,773	8,086,200
Equipment and furnishings, less accumulated depreciation of $416,798 and $409,442	20,111	21,320
Patents, net of amortization of $6,118,377 and $5,447,257, respectively	5,597,068	6,268,188
Other assets	27,000	27,000

	$13,349,952	$14,402,708

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$101,102	$418,477
Accrued compensation and payroll taxes	—	781,262
Accrued consulting expense	71,000	110,000
Other accrued expenses	90,622	40,000

Total Current Liabilities	262,724	1,349,739

Long-Term Liability
Warrant liability	3,067,488	2,353,396

Total Liabilities	3,330,212	3,703,135

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 3,531,665 and 5,389,998 shares issued and outstanding, respectively; liquidation preference $0.75 per share (in aggregate $2,702,134 and $4,122,245, respectively)	3,531	5,390
Common stock; par value $.001 per share; 200,000,000 and 150,000,000 shares authorized, respectively; 110,596,798 and 91,297,883 shares issued and outstanding, respectively	110,597	91,298
Paid-in capital	115,690,334	96,952,908
Deficit accumulated during the development stage	(105,784,722)	(86,350,023)

Total Stockholders’ Equity	10,019,740	10,699,573

	$13,349,952	$14,402,708

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2011
Revenues

OTC product revenue	$—	$—	$—	$25,648
Medical device revenue	—	—	—	14,109

Total revenues	—	—	—	39,757

Cost of sales	—	—	—	15,216

Gross profit	—	—	—	24,541

Operating expenses
Research and development	8,807,896	8,417,303	4,909,414	38,093,394
General and administrative	11,961,848	11,604,526	6,745,597	57,524,849
Amortization	671,120	671,120	671,120	6,118,377

Total operating loss	(21,440,864)	(20,692,949)	(12,326,131)	(101,712,079)

Gain on sale of fixed assets	—	—	—	55,075

Loss on extinguishment of debt	—	—	—	(825,867)

Investment income	1,527	1,202	3,817	651,870

Gain on change in fair value of warrant liability	2,004,638	2,139,645	—	4,144,283

Net interest expense	—	—	—	(8,098,004)

Net loss	$(19,434,699)	$(18,552,102)	$(12,322,314)	$(105,784,722)

Dividends on preferred stock	(247,008)	(10,407,867)	—	(10,654,875)

Net loss applicable to common shareholders	$(19,681,707)	$(28,959,969)	$(12,322,314)	(116,439,597)

Basic and diluted loss per common share	$(0.19)	$(0.37)	$(0.21)

Weighted average number of common shares outstanding – basic and diluted	105,724,605	78,817,965	59,796,632

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—

Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802

Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)

Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580

Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052

Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250

Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701

Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010

Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176

Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141

Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023

Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421

Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400

Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510

Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820

Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536

Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510

Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573

Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2011
Cash Flows From Operating Activities
Net loss	$(19,434,699)	$(18,552,102)	$(12,322,314)	$(105,784,722)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,356	8,855	9,354	439,799
Amortization of patents	671,120	671,120	671,120	6,118,377
Amortization of original issue discount	—	—	—	3,845,721
Amortization of commitment fee	—	—	—	310,866
Amortization of prepaid consultant expense	—	—	—	1,295,226
Amortization of deferred loan costs	—	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	—	(373,295)
Loss on extinguishment of debt	—	—	—	825,867
Loss on exercise of warrants	—	—	—	236,146
Beneficial conversion of convertible interest	—	—	—	55,976
Convertible interest	—	—	—	389,950
Compensation through issuance of stock options	3,368,950	3,759,650	870,937	14,214,701
Compensation through issuance of stock	—	—	—	932,000
Issuance of stock for services	332,750	856,613	695,000	8,597,011
Issuance of warrants for services	945,116	1,141,593	1,064,210	4,684,543
Issuance of warrants for contractual obligations	—	—	—	985,010
Gain on sale of equipment	—	—	—	(55,075)

Gain on change in fair value of warrant liability	(2,004,638)	(2,139,645)	—	(4,144,283)
(Increase) decrease in assets
Prepaid expenses and other current assets	—	—	50,691	—
Increase (decrease) in liabilities
Accounts payable	(317,375)	198,226	(46,842)	97,457
Accrued expenses	(769,640)	324,362	411,700	311,252

Net cash used in operating activities	(17,201,060)	(13,731,328)	(8,596,144)	(64,755,889)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	—	180,075
Capital expenditures	(6,147)	—	(5,839)	(74,035)
Proceeds from investments	—	—	—	37,010,481
Purchases of investments	—	—	—	(36,637,186)

Net cash provided by (used in) investing activities	(6,147)	—	(5,839)	479,335

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	—	174,000
Proceeds from convertible debt	—	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	8,908,131	—	8,908,131
Net proceeds from sales of common stock and warrants	9,759,969	6,766,239	6,518,688	38,023,977
Proceeds from exercises of warrants and stock options	6,623,311	2,905,980	2,524,453	21,078,014
Cash paid to retire convertible debt	—	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	—	(170,519)
Purchase and retirement of common stock	—	—	—	(48,000)
Net proceeds from sale non-controlling interest in Pure-ific Corporation	443,500	—	—	443.500

Net cash provided by financing activities	16,826,780	18,580,350	9,043,141	71,982,327

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2011
Net change in cash and cash equivalents	$(380,427)	$4,849,022	$441,158	$7,705,773

Cash and cash equivalents, at beginning of period	$8,086,200	$3,237,178	$2,796,020	$—

Cash and cash equivalents, at end of period	$7,705,773	$8,086,200	$3,237,178	$7,705,773

Supplemental Disclosure of Noncash Investing and Financing Activities

Year ended December 31, 2011

Reclassification of warrant liability to equity due to exercise of warrants				$485,467

Year ended December 31, 2010

Reclassification of warrant liability to equity due to exercise of warrants				$197,700

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

Provectus Pharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. The Company intends to license and sell a majority stake of its non-core assets via a spin-out transaction. The Company also intends to license and sell a majority stake of the underlying assets of its over-the-counter pharmaceuticals via a spin-out transaction. To date the Company has no material revenues.

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

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Patents at December 31, 2011 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 5-10 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next five years.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2011, 2010 or 2009. Tax years going back to 2008 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2011, 2010 and 2009, respectively, are 25,119,247, 15,422,719 and 22,147,554 from warrants, 14,890,956, 11,907,622 and 8,623,843 from options, and 3,531,665, 5,389,998 and zero from convertible preferred shares. Included in the weighted average number of common shares outstanding are 2,048,671 common shares committed to be issued but not outstanding at December 31, 2010 and 465,237 common shares committed to be issued but not outstanding at December 31, 2009.

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2011 include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%. Significant assumptions used at December 31, 2010 include a weighted average term of 4.23 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 69.7% and 71.9% and a risk free interest rate range between 1.3% and 2.6%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. Significant assumptions used at December 31, 2011 include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

Stock-Based Compensation

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments at date of issuance and is expensed on a straight-line basis. The Company utilizes the Black-Scholes option-pricing model for purposes of estimating the fair value of each stock option on the date of grant, the Company utilizes the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant. Accordingly fair value is determined on the grant date.

Subsequent Events

Management assesses subsequent events through the issue date of the financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). This standard amends the requirements for measuring fair value and disclosing information about fair value measurements. ASU No. 2011-04 is effective for periods ending on or after December 15, 2011. The Company does not expect ASU No. 2011-04 to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect ASU No. 2011-05 to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc, which owned the intellectual property to be used in the Company’s operations.

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

Employee Agreements

On July 1, 2011, the Company entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Executive Vice President, and Chief Financial Officer and Chief Operating Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $1,000,000 over six months, which is the remainder of the current employment agreements at December 31, 2011. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by the Company without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during their performance of services under the agreement.

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

During the three months ended March 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $67,000. During the three months ended June 30, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $80,250. During the three months ended September 30, 2011, the Company issued 125,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $121,250. During the three months ended December 31, 2011, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,250.

(b) In February 2002, the Company sold 50,000 shares of common stock to a related party in exchange for proceeds of $25,000.

(c) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

(d) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly-owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company’s stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company’s stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued. In 2007, the remaining 10,000 warrants were forfeited. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2010 and 2009, none of these targets have been met and accordingly, no costs have been recorded.

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

During the three months ended March 31, 2011, the Company issued 641,500 warrants to consultants in exchange for services. Consulting costs charged to operations were $389,172. During the three months ended March 31, 2011, 193,333 warrants were forfeited. During the three months ended June 30, 2011, 2,000 warrants were exercised for $1,800 resulting in 2,000 shares of common stock being issued. During the three months ended September 30, 2011, the Company issued 293,500 warrants to consultants in exchange for services. Consulting costs charged to operations were $151,144. During the three months ended September 30, 2011, 66,500 warrants were forfeited. During the three months ended December 31, 2011, the Company issued 752,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $404,800. During the three months ended December 31, 2011, 708,055 warrants were forfeited. The fair market value for the warrants issued in 2011 ranged from $0.26 to $0.78.

There are no provisions or obligations that would require the Company to cash settle any of its outstanding warrants. The equity classification of certain of the Company’s warrants is appropriate considering that these warrants provide the counterparties the right to purchase a fixed number of shares at a fixed price and the terms are not subject to any potential adjustments. Certain warrants have been classified as liabilities since they contain certain anti-dilution provisions pursuant to which future issuances or deemed issuances of warrants, in certain circumstances as defined in the agreement, without consideration or for consideration per share less than the applicable exercise price in effect immediately prior to such issue, will result in the exercise price of the warrants being reduced to the consideration per share received by the Company for such deemed issue. Warrants classified as liabilities in 2011 and 2010 are further discussed in footnotes 4(i) and 10.

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

In January 2011, we directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, we may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that we entered into on January 13, 2011, described below, we agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011.

On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, or 2,181,821 shares, Series B Warrants to purchase up to 70% of the shares of common stock, or 3,818,185 shares, and Series C Warrants to purchase up to 28% of the common stock, or 1,527,273 shares. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 “), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised for $1,400,001, resulting in 1,497,528 common shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. At March 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a loss on change in fair value of warrant liability of $10,306. During the three months ended June 30, 2011, the remainder of the Series B Warrants was exercised for $2,171,801, resulting in 2,320,857 shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. At June 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $138,995 for the three months ended June 30, 2011. At September 30, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $497,455 for the three months ended September 30, 2011. At December 31, 2011, the warrant liability for the remaining warrants was revalued resulting in a gain on change in fair value of warrant liability of $370,909 for the three months ended December 31, 2011.

On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscriptions, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company is using the proceeds, after deducting offering expenses of approximately $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended December 31, 2011, the Company completed a private offering of common stock in its Pure-ific Corporation subsidiary and warrants to accredited investors for gross proceeds of $500,000. The Company sold 666,666 Units in its Pure-ific Corporation subsidiary which totaled a 33 percent ownership in the subsidiary as of December 31, 2011 and 500,000 warrants to purchase 500,000 shares of the Company at an exercise price of $1.25 per share with a five year term. Since at the time of the sale and as of December 31, 2011, the carrying value of the net assets in Pure-ific Corporation was $0 and the Company has legal rights to retain the proceeds from the offering, no value was ascribed to the non-controlling interest in the subsidiary. Also, since the Company maintains a controlling interest in Pure-ific Corporation, the sale was accounted for as an equity transaction. The Company intends to use the proceeds, after deducting offering expenses of approximately $56,500, to spin-off Pure-ific Corporation as a new publicly traded Company. Network 1 Financial Securities, Inc. served as placement agent for the offering.

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

The Company determined that these warrants issued in March and April, 2010 should be classified as liabilities in accordance ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share.

The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The fair value of the warrants recorded from the March 2010 issuance was $3,651,241 resulting in a beneficial conversion amount of $4,286,208. The beneficial conversion and the amount allocated to the warrants have been recorded as a deemed dividend as of March 31, 2010 and are included in dividends on preferred stock on the consolidated statements of operations. The fair value of the warrants recorded from the April 2010 issuance was $1,039,500 resulting in a beneficial conversion amount of $985,000. The beneficial conversion and the amount allocated to the warrants have been recorded as a deemed dividend as of June 30, 2010 and are included in dividends on preferred stock on the consolidated statements of operations.

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. The warrant liability was initially recorded on March 11, 2010 for $3,651,241 which is the value of the warrants issued on that date based on the Monte-Carlo Simulation model. The warrant liability was then revalued at each quarter ended March 31, June 30, September 30 and December 31, 2010. At March 31, 2010 there was a loss from the revaluation of the warrant liability of $634,999. On April 27, 2010 an additional warrant liability was recorded for $1,039,500 which is the value of warrants issued on that date based on the Monte-Carlo Simulation model. For the three months ending June 30, 2010, there was a gain from the revaluation of the warrant liability of $2,137,746. For the three months ending September 30, 2010 there was a gain from the revaluation of the warrant liability of $531,332. In November 2010, 901,664 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warranty liability to this amount. The adjusted fair value of the warrants exercised of $197,700 was reclassified into additional paid-in capital. For the three months ending December 31, 2010, there was a gain on the warranty liability of $105,566. For the three months ended March 31, 2011 there was a loss recognized from the revaluation of the warrant liability of $989,298. For the three months ended June 30, 2011 there was a gain recognized from the revaluation of the warrant liability of $432,199. For the three months ended September 30, 2011 there was a gain recognized from the revaluation of the warrant liability of $530,099. For the three months ended December 31, 2011 there was a gain recognized from the revaluation of the warrant liability of $573,999.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital. At March 31, 2010, the Company recognized dividends of $34,794 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2010, the Company issued 40,478 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2010. At June 30, 2010, the Company recognized dividends of $219,391 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2010, the Company issued 179,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2010. At September 30, 2010, the Company recognized dividends of $111,484 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2010, the Company issued 118,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2010. At December 31, 2010, the Company recognized dividends of $79,748 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011. At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011. At June 30, 2011, the Company recognized dividends of $64,224 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In July 2011, the Company issued 63,043 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2011. At September 30, 2011, the Company recognized dividends of $59,465 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In October 2011, the Company issued 64,273 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2011. At December 31, 2011, the Company recognized dividends of $53,385 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012.

During the three months ended September 30, 2010 there were 5,836,661 shares of the Company’s preferred stock that converted into 5,836,661 shares of the Company’s common stock. During the three months ended December 31, 2010 there were 2,056,665 shares of the Company’s preferred stock that converted into 2,056,665 shares of the Company’s common stock. During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock. During the three months ended June 30, 2011 there were 671,665 shares of the Company’s redeemable preferred stock that converted into 671,665 shares of the Company’s common stock. During the three months ended September 30, 2011 there were 370,000 shares of the Company’s redeemable preferred stock that converted into 370,000 shares of the Company’s common stock. During the three months ended December 31, 2011 there were 316,667 shares of the Company’s redeemable preferred stock that converted into 316,667 shares of the Company’s common stock.

5. Stock Incentive Plan and Warrants

The Company maintains one long-term incentive compensation plan, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provides for the issuance of up to 15,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

For stock options granted to employees during 2011, 2010 and 2009, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Weighted average fair value per options granted	$0.78	$0.88	$0.92
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25%	0.25%
Expected stock price volatility	87% - 91%	91% - 94%	94% - 100%
Expected option life (years)	10	10	10

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

One employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended March 31, 2011. One employee of the Company exercised 350,000 options at an exercise price of $1.00 per share of common stock for $350,000 during the three months ended June 30, 2011. Another employee of the Company exercised 133,333 options at an exercise price of $0.75 per share of common stock for $100,000 during the three months ended June 30, 2011. On July 6, 2011, the Company issued 250,000 stock options to its re-elected members of the board. On July 12, 2011, the Company issued 50,000 stock options to a newly appointed member of the board. On September 6, 2011, the Company issued 4,000,000 stock options to its employees. All of the stock options issued in 2011 vest on the date of grant and have an exercise price equal to the fair market price on the date of issuance. One employee of the Company exercised 100,000 options at an exercise price of $1.00 per share of common stock for $100,000 and 100,000 options at an exercise price of $0.93 per share of common stock for $93,000 during the three months ended September 30, 2011. One employee of the Company exercised 300,000 options at an exercise price of $0.93 per share of common stock for $279,000 and 100,000 options at an exercise price of $0.75 per share of common stock for $75,000 during the three months ended December 31, 2011. Another employee of the Company exercised 75,000 options at an exercise price of $0.32 per share of common stock for $24,000 and 25,000 options at an exercise price of $0.60 per share of common stock for $15,000 during the three months ended December 31, 2011.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results for the year ended December 31, 2011, is $3,368,950 of stock-based compensation expense which related to the fair value of stock options vested in 2011. Included in the results for the year ended December 31, 2010, is $3,759,650 of stock-based compensation expense which relates to the fair value of stock options vested in 2010. Included in the results for the year ended December 31, 2009, is $870,937 of stock-based compensation expense which relates to the fair value of stock options vested in 2009.

The following table summarizes the options granted, exercised, outstanding and exercisable as of December 31, 2010 and 2011:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,623,843	$0.32 – 1.50	$0.95
Granted	4,250,000	$1.00 – 1.16	$1.01
Exercised	(966,221)	$0.62 – 1.10	$0.92
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2010	11,907,622	$0.32 – 1.50	$0.98

Outstanding at January 1, 2011	11,907,622	$0.32 – 1.50	$0.98
Granted	4,300,000	$0.93 – 1.04	$0.94
Exercised	(1,316,666)	$0.32 – 1.00	$0.86
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2011	14,890,956	$0.32 – 1.50	$0.98

The following table summarizes information about stock options outstanding at December 31, 2011 in order of issuance from oldest to newest.

Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2011	Exercisable Weighted Average Exercise Price
$0.32	18,750	1.58 years	$0.32	18,750	$0.32
$0.60	50,000	1.58 years	$0.60	50,000	$0.60
$1.10	789,624	2.17 years	$1.10	789,624	$1.10
$0.95	100,000	2.42 years	$0.95	100,000	$0.95
$1.25	100,000	2.50 years	$1.25	100,000	$1.25
$0.64	600,000	3.00 years	$0.64	600,000	$0.64
$0.75	722,582	3.42 years	$0.75	722,582	$0.75
$0.94	575,000	3.92 years	$0.94	575,000	$0.94
$1.02	4,135,000	4.50 years	$1.02	4,135,000	$1.02
$1.50	200,000	5.50 years	$1.50	200,000	$1.50
$1.16	50,000	6.42 years	$1.16	50,000	$1.16
$1.00	150,000	6.50 years	$1.00	150,000	$1.00
$1.04	250,000	7.50 years	$1.04	250,000	$1.04
$1.16	250,000	8.50 years	$1.16	250,000	$1.16
$1.00	3,000,000	8.50 years	$1.00	3,000,000	$1.00
$1.04	250,000	9.50 years	$1.04	250,000	$1.04
$0.99	50,000	9.50 years	$0.99	50,000	$0.99
$0.93	3,600,000	9.67 years	$0.93	3,600,000	$0.93

	14,890,956	6.51 years	$0.98	14,890,956	$0.98

The weighted-average grant-date fair value of options granted during 2011 was $0.78. The total intrinsic value of options exercised during the year ended December 31, 2011 was $108,583.

The weighted-average grant-date fair value of options granted during 2010 was $0.88. The total intrinsic value of options exercised during the year ended December 31, 2010 which were in the money was $143,702.

The following is a summary of nonvested stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	—	$—
Granted	4,300,000	$0.78
Vested	(4,300,000)	$0.78
Canceled	—	—

Nonvested at December 31, 2011	—	$—

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2011. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2011	14,890,956	$165,042

The following table summarizes the warrants granted, exercised, outstanding and exercisable as of December 31, 2010 and 2011.

	00000000	00000000	00000000
	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2010	22,147,554	$0.75 – 2.00	$1.02
Granted	9,781,037	$0.95 – 1.50	$1.02
Exercised	(6,191,473)	$0.94 – 1.25	$0.98
Forfeited	(10,314,399)	$0.94 – 1.75	$0.95

Outstanding and exercisable at December 31, 2010	15,422,719	$0.75 – 2.00	$1.09

Outstanding at January 1, 2011	15,422,719	$0.75 – 2.00	$1.09
Granted	14,484,601	$0.94 – 2.00	$1.15
Exercised	(3,820,185)	$0.90 – 0.94	$0.93
Forfeited	(967,888)	$0.92 – 2.00	$1.06

Outstanding and exercisable at December 31, 2011	25,119,247	$0.91 – 2.00	$1.15

The following table summarizes information about warrants outstanding at December 31, 2011.

Exercise Price	Number Outstanding and Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.91	1,000	1.00	$0.91
$0.95	985,401	2.87	$0.95
$1.00	10,866,855	2.68	$1.00
$1.03	1,500	0.50	$1.03
$1.05	293,445	0.17	$1.05
$1.12	4,296,094	3.95	$1.12
$1.25	5,320,322	2.58	$1.25
$1.50	2,904,630	1.58	$1.50
$1.75	250,000	3.27	$1.75
$2.00	200,000	4.25	$2.00

	25,119,247	2.74	$1.15

6. Convertible Debt.

(a) Pursuant to a Convertible Secured Promissory Note and Warrant Purchase Agreement dated November 26, 2002 (the “Purchase Agreement”) between the Company and Gryffindor Capital Partners I, L.L.C., a Delaware limited liability company (“Gryffindor”), Gryffindor purchased the Company’s $1 million Convertible Secured Promissory Note dated November 26, 2002 (the “Note”). The Note bore interest at 8% per annum, payable quarterly in arrears, and was due and payable in full on November 26, 2004. Subject to certain exceptions, the Note was convertible into shares of the Company’s common stock on or after November 26, 2003, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company’s obligations under the Note were secured by a first priority security interest in all of the Company’s assets, including the capital stock of the Company’s wholly owned subsidiary Xantech Pharmaceuticals, Inc., a Tennessee corporation (“Xantech”). In addition, the Company’s obligations to Gryffindor were guaranteed by Xantech, and Xantech’s guarantee was secured by a first priority security interest in all of Xantech’s assets.

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

Pursuant to an agreement dated November 26, 2004 between the Company and Gryffindor, the Company issued Gryffindor a Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the amended principal amount of $1,185,959 which included the original note principal plus accrued interest. The second amended note bore interest at 8% per annum, payable quarterly in arrears, was due and payable in full on November 26, 2005, and amended and restated the amended note in its entirety. Subject to certain exceptions, the Note was convertible into shares of the Company’s common stock on or after November 26, 2004, at which time the principal amount of the Note was convertible into common stock at the rate of one share for each $0.737 of principal so converted and any accrued but unpaid interest on the Note was convertible at the rate of one share for each $0.55 of accrued but unpaid interest so converted. The Company issued warrants to Gryffindor to purchase up to 525,000 shares of the Company’s common stock at an exercise price of $1.00 per share in satisfaction of issuing Gryffindor the Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004. The value of these warrants was determined to be $105,250 using a Black-Scholes option-pricing model and was recorded as a discount on the related debt and was amortized over the life of the debt using the effective interest method. Amortization of $95,157 has been recorded as additional interest expense as of December 31, 2005. The Company recorded additional expense of $36,945 related to the beneficial conversion feature of the interest on the Gryffindor convertible debt as of December 31, 2005.

On November 26, 2005 the Company entered into a redemption agreement with Gryffindor to pay $1,185,959 of the Gryffindor convertible debt and accrued interest of $94,877. Also on November 26, 2005 the Company issued a legal assignment attached to and made a part of that certain Second Amended and Restated Senior Secured Convertible Note dated November 26, 2004 in the original principal amount of $1,185,959 together with interest of $94,877 paid to the order of eight investors dated November 26, 2005 for a total of $1,280,836. The Company subsequently entered into debt conversion agreements with seven of the investors for an aggregate of $812,000 of convertible debt which was converted into 1,101,764 shares of common stock at $0.737 per share. As of December 31, 2005, the Company had $468,836 in principal and $3,647 in accrued interest owed to holders of the convertible debentures due on November 26, 2006. At December 31, 2005, the Company recorded additional interest expense of $2,584 related to the beneficial conversion feature of the interest on the November 2005 convertible debt. The $1,280,836 in principal was issued when the conversion price was lower than the market value of the Company’s common stock on the date of issue. As a result, a discount of $404,932 was recorded for this beneficial conversion feature. The debt discount of $404,932 is being amortized over the life of the debt using the effective interest method. At December 31, 2005, $270,924 of the debt discount has been amortized which includes $256,711 of the unamortized portion of the debt discount related to the debt which was converted. In conjunction with the November 26, 2005 financing, the Company incurred debt issuance costs consisting of cash of $128,082, 356,335 shares of common stock valued at $345,645 and 1,000,000 warrants valued at $789,000. The warrants are exercisable over five years, have an exercise price of $1.00, a fair market value of $0.79 and were valued using the Black-Scholes option-pricing model. The total debt issuance costs of $1,262,727 were recorded as an asset and amortized over the term of the debt. At December 31, 2005, $835,294 of the debt issuance costs have been amortized which includes $800,520 related to the debt that was converted as of December 31, 2005. The 356,335 shares of common stock were not issued as of December 31, 2005 and therefore have been recorded as an accrued liability at December 31, 2005.

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

(b) On November 19, 2003, the Company completed a short-term unsecured debt financing in the aggregate amount of $500,000. The notes bear interest of 8% and were due in full on November 19, 2004. The notes were convertible into common shares at a conversion rate equal to the lower of (i) 75% of the average market price for the 20 trading days ending on the 20th trading day subsequent to the effective date or (ii) $0.75 per share. Pursuant to the note agreements, the Company also issued warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. During 2005, 52,000 of the warrants were exercised and the remaining warrants expired on November 19, 2005.

The $500,000 proceeds received was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $241,655 and was recorded as a discount to the related debt. In addition, the conversion price was lower than the market value of the Company’s common stock on the date of issue. As a result, an additional discount of $258,345 was recorded for this beneficial conversion feature. The combined debt discount of $500,000 was being amortized over the term of the debt using the effective interest method.

In conjunction with the debt financing, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.25 per share in satisfaction of a finder’s fee. The value of these warrants was determined to be $101,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $69,530 which were payable in cash. Total debt issuance costs of $170,530 were recorded as an asset and amortized over the term of the debt. In 2004, in conjunction with the June 25, 2004 transaction (Note 4(1)), the Company entered into a redemption agreement for its $500,000 of short-term convertible debt. Payments on the convertible debt corresponded to payments received from the sale of common stock. As a result, the unamortized portion of the debt discount at the date of extinguishment of $193,308 and the unamortized portion of the deferred loan costs of $65,930 were recorded as a loss on extinguishment of debt. In addition to principal payments, the redemption payments included accrued interest and a premium payment of $100,519. This premium payment has been recorded as a loss on extinguishment. As part of this redemption, the Company repurchased the beneficial conversion feature amount of $258,345 in 2004.

(c) On July 28, 2004, the Company entered into an agreement to issue 8% convertible debentures to Cornell in the amount of $375,000 which was due together with interest on July 28, 2007. This debt had a subordinated security interest in the assets of the Company. The Company issued a second secured convertible debenture on October 7, 2004 which had the same conversion terms as the prior debenture and was issued on the date the Company filed a registration statement for the shares underlying both debentures. This was due together with interest on October 7, 2007 and had a subordinated security interest in the assets of the Company. The debentures were convertible into common stock at a price per share equal to the lesser of (a) an amount equal to 120% of the closing Volume Weighed Average Price (VWAP) of the common stock as of the Closing Date ($1.88 on Closing Date) or (b) an amount equal to 80% of the lowest daily VWAP of the Company’s common stock during the 5 trading days immediately preceding the conversion date. There was a floor conversion price of $.75 until December 1, 2004.

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

In conjunction with the debt financing, the Company issued warrants to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share in satisfaction of a finder’s fee. The value of warrants was determined to be $144,000 using a Black-Scholes option-pricing model. In addition, the Company incurred debt issuance costs of $162,500 which were payable in cash. Total debt issuance costs of $306,500 were recorded as an asset and amortized over the term of the debt.

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

(d) In March 2005, the Company entered into agreements to issue Senior Convertible Debentures to two (2) accredited investors with Network 1 Financial Securities, Inc. in the aggregate amount of $450,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company’s common stock at a per share conversion price of $0.75. In April 2005, the Company entered into agreements to issue Senior Convertible Debentures to five (5) accredited investors in the aggregate amount of $2,700,000. This debt has a security interest in the assets of the Company, a maturity date of March 30, 2007, and is convertible into shares of the Company’s common stock at a per share conversion price of $0.75.

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

Interest at the greater of (i) the prime rate (adjust monthly), plus 4% and (ii) 8% was due on a quarterly basis. At the time the interest was payable, upon certain conditions, the Company had the option to pay all or any portion of accrued interest in either cash or shares of the Company’s common stock valued at 85% multiplied by the market price as of the third trading date immediately preceding the interest payment date.

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

On or after any event or series of events which constitutes a fundamental change, the holder could, in its sole discretion, require the Company to purchase the debentures, from time to time, in whole or in part, at a purchase price equal to 110% multiplied by the sum of the total outstanding principal, plus accrued and unpaid interest, plus any other obligations otherwise due under the debenture. Under the senior convertible debentures, fundamental change means (i) any person becomes a beneficial owner of securities representing 50% or more of the (a) outstanding shares of common stock or (b) the combined voting power of the then outstanding securities; (ii) a merger or consolidation whereby the voting securities outstanding immediately prior thereto fail to continue to represent at least 50% of the combined voting power of the voting securities immediately after such merger or consolidation; (iii) the sale or other disposition of all or substantially all or the Company’s assets; (iv) a change in the composition of the Board within two years which results in fewer than a majority of directors are directors as of the date of the debenture; (v) the dissolution or liquidation of the Company; or (vi) any transaction or series of transactions that has the substantial effect of any of the foregoing.

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

The $3,150,000 proceeds received in March and April 2005 was allocated between the debt and the warrants on a pro-rata basis. The value of the warrants was determined using a Black-Scholes option-pricing model. The allocated fair value of these warrants was $1,574,900 and was recorded as a discount to the related debt. In addition, the conversion prices were lower than the market value of the Company’s common stock on the date of issue. As a result, an additional discount of $1,228,244 was recorded for this beneficial conversion feature. The combined debt discount of $2,803,144 was being amortized over the life of the debt using the effective interest method.

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

In conjunction with the financing, the Company incurred debt issuance costs consisting of $387,500 in cash and 980,000 of warrants valued at $426,700. The warrants are exercisable over five years, have exercise prices ranging from $0.98—$1.23, fair market values ranging from $0.42—$0.44 and were valued using the Black-Scholes option pricing model. The total debt issuance costs of $814,200 were recorded as an asset and amortized over the term of the debt.

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

7. Related Party Transactions

During 2002, a shareholder who is also an employee and member of the Company’s board of directors loaned the Company $109,000. During 2003, the same shareholder loaned the Company an additional $40,000. During 2005, the same shareholder loaned the Company an additional $25,000. In December 2005, the Company approved a request from the shareholder to exchange the total loan amount of $174,000 plus accrued interest of $24,529 for 264,705 shares of common stock at $0.75 per share which were committed to be issued at December 31, 2005. These shares were issued on January 3, 2006. In connection with this transaction which was based on the same terms as the private placement conducted at the same time, the Company also issued warrants to the shareholder to purchase up to 330,881 shares of common stock at an exercise price of $0.935 per share. In December 2007, the employee exercised all of these warrants.

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

The Company paid one non-employee member of the Board $105,000 for consulting services performed in 2011 as of July 12, 2011, the day of his resignation from the Board. The Company paid two other non-employee members of the Board $129,000 for consulting services performed as of December 31, 2011.

8. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

	2011		2010		2009
Years Ended December 31,	Amount	%	Amount	%	Amount	%
Federal statutory rate	$(6,608,000)	(34.0)	$(6,308,000)	(34.0)	$(4,190,000)	(34.0)
State taxes	(874,000)	(4.5)	(835,000)	(4.5)	(554,000)	(4.5)
Adjustment to valuation allowance	6,406,000	33.0	6,118,000	33.0	4,744,000	38.5
Non-deductible compensation	1,848,000	9.5	1,848,000	10.0	—	—
Gain on warrant liability	(772,000)	(4.0)	(823,000)	(4.5)	—	—

Actual tax benefit	$—	—	$—	—	$—	—

The components of the Company’s deferred income taxes are summarized below:

December 31,	2011	2010
Deferred tax assets
Net operating loss carry-forwards	$24,023,000	$19,536,000
Stock-based compensation	5,447,000	4,150,000
Warrants for services	3,257,000	2,893,000

Deferred tax asset	32,727,000	26,579,000

Deferred tax liabilities
Patent amortization	(2,155,000)	(2,413,000)
Valuation allowance	(30,572,000)	(24,166,000)

Net deferred taxes	$—	$—

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $62.4 million, expiring in 2022 through 2031. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved. If the Company determines that there were net operating losses acquired, any realization of a deferred tax asset would be reflected as a tax benefit.

The Company has determined that there are no uncertain tax positions as of December 31, 2011 or 2010 and does not expect any significant change within the next year.

9. 401(K) Profit Sharing Plan

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries. Employer contributions to the plan were $345,000 in 2009. In September 2010, the Company terminated the Cash Balance Defined Benefit Plan and Trust (the “Plan”) for its employees. There was an immaterial settlement charge that was not recorded after the termination of the Plan. The Company transferred approximately $1,353,000 in assets from the Plan to the 401(K) Profit Sharing Plan of the Company which was formed in the three months ended September 30, 2010. Company contributions to the 401(K) Profit Sharing Plan are discretionary. Contributions made by the Company in 2010 totaled approximately $497,000 and include the amounts originally contributed to the Plan in 2010. Contributions made by the Company in 2011 totaled approximately $130,000.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants. Significant assumptions used at December 31, 2011 for the 2010 warrants include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%. Significant assumptions used at December 31, 2010 for the 2010 warrants include a weighted average term of 4.23 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 69.7% and 71.9% and a risk free interest rate range between 1.3% and 2.6%. Significant assumptions used at December 31, 2011 for the 2011 Series A and C Warrants include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%. As of December 31, 2011, there was no warrant liability for the Series B Warrants because they had all been exercised.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2011	$3,067,488	$—	$—	$3,067,488
Warrant liability at December 31, 2010	$2,353,396	$—	$—	$2,353,396

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2011 follows:

Balance at January 1, 2010	$—

Issuance of warrants	4,690,741
Net gain included in earnings	(2,139,645)
Exercise of warrants	(197,700)

Balance at December 31, 2010	$2,353,396

Balance at January 1, 2011	$2,353,396

Issuance of warrants	3,204,197
Net gain included in earnings	(2,004,638)
Exercise of warrants	(485,467)

Balance at December 31, 2011	$3,067,488

11. Subsequent Events

The Company has evaluated subsequent events. The Company entered into a Placement Agent’s Agreement dated March 13, 2012, with Network 1 Financial Securities, Inc. (“Network 1”) as placement agent, which allows for the sale of the Company’s common stock at a purchase price of $1.12 per share and 100% warrant coverage to purchase shares of common stock at an exercise price of $1.25 per share. The Company also entered into a Placement Agent’s Agreement, dated March 13, 2012, with Network 1 as placement agent, which allows for the sale of Units, each Unit consisting of the right to receive shares of common stock of up to four wholly-owned subsidiaries of the Company and a warrant to purchase three-fourths ( 3/4) of one share of the Company’s common stock.

12. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2011 and 2010:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except shares and per share data)
Consolidated Statement of Operations Data:

Total revenues	$—	$—	$—	$—

Total operating loss	(4,193)	(5,379)	(7,471)	(4,398)

Other income (expense), net	(811)	844	1,028	945

Net loss	(5,004)	(4,535)	(6,443)	(3,453)

Dividends on preferred stock	(70)	(64)	(59)	(54)

Net loss applicable to common stockholders	$(5,074)	$(4,599)	$(6,502)	$(3,507)

Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	97,991	105,794	109,100	110,017

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except shares and per share data)
Consolidated Statement of Operations Data:

Total revenues	$—	$—	$—	$—

Total operating loss	(2,868)	(5,522)	(7,440)	(4,863)

Other income (expense), net	(635)	2,138	532	106

Net loss	(3,503)	(3,384)	(6,908)	(4,757)

Dividends on preferred stock	(7,972)	(2,244)	(111)	(81)

Net loss applicable to common stockholders	$(11,475)	$(5,628)	$(7,019)	$(4,838)

Basic and diluted loss per common share	$(0.17)	$(0.07)	$(0.09)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	69,005	78,132	80,157	87,784

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Provectus Pharmaceuticals, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003), as amended by Certificate of Amendment (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 12, 2010).

3.2	Certificate of Designation for the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

3.3	By-laws, as amended, of the Company (incorporated by reference to Exhibit 3.1(ii) of the Company’s quarterly report on Form 10-KSB filed on March 20, 2008).

4.1	Specimen certificate for the Company’s common shares, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.3	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Warrant issued to Lincoln Park Capital, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.6	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.1*	Amended and Restated 2002 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2010).

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and H. Craig Dees (incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.5	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

X-1

10.6	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

10.7	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.8	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.9	Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.10	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.11*†	Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated July 1, 2011.

10.12*†	Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated July 1, 2011.

10.13*†	Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated July 1, 2011.

10.14*†	Executive Employment Agreement by and between the Company and Peter Culpepper dated July 1, 2011.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 16, 2011).

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of CEO pursuant to Rules 13a - 14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

X-2