Form 10-Q
period 2012-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2012-05-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 3, 2012 was 112,027,916. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of May 3, 2012 was 3,431,665.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Current Assets
Cash and cash equivalents	$4,900,285	$7,705,773
Prepaid expenses and other current assets	53,784	—

Total Current Assets	4,954,069	7,705,773
Equipment and furnishings, less accumulated depreciation of $418,076 and $416,798	34,718	20,111
Patents, net of amortization of $6,286,157 and $6,118,377, respectively	5,429,288	5,597,068
Other assets	27,000	27,000

	$10,445,075	$13,349,952

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$312,958	$101,102
Accrued compensation and payroll taxes	379,635	—
Accrued consulting expense	161,000	71,000
Other accrued expenses	73,000	90,622

Total Current Liabilities	926,593	262,724
Long-Term Liability

Warrant liability	3,330,652	3,067,488

Total Liabilities	4,257,245	3,330,212

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 3,431,665 and 3,531,665 shares issued and outstanding, respectively, liquidation preference $0.75 per share (in aggregate $2,624,380 and $2,702,134, respectively)	3,431	3,531
Common stock; par value $.001 per share; 200,000,000 authorized; 110,935,981 and 110,596,798 shares issued and outstanding, respectively	110,936	110,597
Paid-in capital	116,325,763	115,690,334
Deficit accumulated during the development stage	(110,252,300)	(105,784,722)

Total Stockholders’ Equity	6,187,830	10,019,740

	$10,445,075	$13,349,952

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2012
Revenues
OTC product revenue	$—	$—	$25,648
Medical device revenue	—	—	14,109

Total revenues	—	—	39,757
Cost of sales	—	—	15,216

Gross profit	—	—	24,541
Operating expenses
Research and development	1,565,433	1,522,104	39,658,827
General and administrative	2,471,721	2,503,671	59,996,570
Amortization	167,780	167,780	6,286,157

Total operating loss	(4,204,934)	(4,193,555)	(105,917,013)
Gain on sale of fixed assets	—	—	55,075
Loss on extinguishment of debt	—	—	(825,867)
Investment income	520	156	652,390
(Loss) gain on change in fair value of warrant liability	(263,164)	(811,095)	3,881,119
Net interest expense	—	—	(8,098,004)

Net loss	(4,467,578)	(5,004,494)	(110,252,300)
Dividends on preferred stock	(50,631)	(69,934)	(10,705,506)

Net loss applicable to common shareholders	$(4,518,209)	$(5,074,428)	$(120,957,806)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	110,775,171	97,991,375

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	175,000	175	159,825	—	160,000
Issuance of warrants for services	—	—	—	—	475,668	—	475,668
Issuance of common stock and warrants pursuant to Regulation D	—	—	64,183	64	(64)	—	—
Preferred stock conversions into common stock	(100,000)	(100)	100,000	100	—	—	—
Net loss for the three months ended March 31, 2012	—	—	—	—	—	(4,467,578)	(4,467,578)

Balance, at March 31, 2012	3,431,665	$3,431	110,935,981	$110,936	$116,325,763	$(110,252,300)	$6,187,830

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2012
Cash Flows From Operating Activities
Net loss	$(4,467,578)	$(5,004,494)	$(110,252,300)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,278	1,868	441,077
Amortization of patents	167,780	167,780	6,286,157
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	—	—	14,214,701
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	160,000	67,000	8,757,011
Issuance of warrants for services	475,668	389,172	5,160,211
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Loss (gain) on change in fair value of warrant liability	263,164	811,095	(3,881,119)
(Increase) decrease in assets
Prepaid expenses and other current assets	(53,784)	(47,415)	(53,784)
Increase (decrease) in liabilities
Accounts payable	211,856	(174,288)	309,313
Accrued expenses	452,013	(456,505)	763,265

Net cash used in operating activities	(2,789,603)	(4,245,787)	(67,545,492)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	(15,885)	—	(89,920)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	(15,885)	—	463,450

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	—	8,908,131
Net proceeds from sales of common stock and warrants	—	5,144,669	38,023,977
Proceeds from exercises of warrants and stock options	—	3,415,510	21,078,014
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)
Net proceeds from sale non-controlling interest in Pure-ific Corporation	—	—	443,500

Net cash provided by financing activities	—	8,560,179	71,982,327

Net change in cash and cash equivalents	$(2,805,488)	$4,314,392	$4,900,285
Cash and cash equivalents, at beginning of period	7,705,773	8,086,200	—

Cash and cash equivalents, at end of period	$4,900,285	$12,400,592	$4,900,285

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the three months ended March 31, 2011, the Company reclassified $211,569 from warrant liability to equity due to the exercise of warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2012 and 2011, respectively, relate to 26,120,747 and 21,900,837 from warrants, 14,890,956 and 11,774,289 from options, and 3,431,665 and 4,889,997 from convertible preferred shares.

4. Equity Transactions

(a) During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000.

(b) During the three months ended March 31, 2012, the Company issued 1,003,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $475,668. During the three months ended March 31, 2012, 1,500 warrants were forfeited.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2012 there was a loss recognized from the revaluation of the warrant liability of $148,364.

(d) The Company determined that warrants issued in March and April, 2010 with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2012 there was a loss recognized from the revaluation of the warrant liability of $114,800.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012. At March 31, 2012, the Company recognized dividends of $50,631 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2012 there were 100,000 shares of the Company’s redeemable preferred stock that converted into 100,000 shares of the Company’s common stock.

5. Related Party Transaction

The Company paid one non-employee member of the board $6,000 for consulting services performed as of March 31, 2012.

6. Fair Value of Financial Instruments

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at March 31, 2012 for the 2010 warrants include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.4% and a risk free interest rate of 0.51%. Significant assumptions used at March 31, 2012 for the 2011 warrants include a weighted average term of 3.8 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.4% and a risk free interest rate of 0.78%.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at March 31, 2012	$3,330,652	$—	$—	$3,330,652
Warrant liability at December 31, 2011	$3,067,488	$—	$—	$3,067,488

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012 follows:

Balance at January 1, 2012	$3,067,488
Net loss included in earnings	263,164

Balance at March 31, 2012	$3,330,652

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2011, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

We intend to proceed as rapidly as possible with a licensure of our dermatology drug product candidate (PH-10) on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in process of being further developed. We intend to also proceed as rapidly as possible with a majority stake asset sale and subsequent licensure of our OTC products that can be sold with a minimum of regulatory compliance and with the further development of revenue sources through a majority stake asset sale and subsequent licensing of our existing medical device, imaging, and biotech intellectual property portfolio. On December 15, 2011, we concluded a private offering of securities, pursuant to which we issued 3,333,335 shares of common stock of Pure-ific Corporation, one of our wholly owned subsidiaries. Upon completion of the offering, we commenced the process to facilitate this spin-out transaction. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the asset sale of a majority stake via a spin-out transaction of the wholly-owned subsidiaries that contain the non-core assets and subsequent licensure of our non-core products, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

Our current plans include continuing to operate with our four employees during the immediate future, as well as four primary consultants and various vendor relationships, and anticipate adding additional personnel if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will be shown based on data in previous studies. Together with our OTC products, medical device, biotech, imaging, and other non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenues

We had no revenue during the three months ended March 31, 2012 and 2011.

Research and Development

Research and development costs of $1,565,433 for the three months ended March 31, 2012 included payroll of $937,578, consulting and contract labor of $549,767, legal of $30,120, insurance of $12,500, lab supplies and pharmaceutical preparations of $15,389, rent and utilities of $18,801, and depreciation expense of $1,278. Research and development costs of $1,522,104 for the three months ended March 31, 2011 included payroll of $929,747, consulting and contract labor of $531,881, legal of $22,396, insurance of $16,747, lab supplies and pharmaceutical preparations of $3,885, rent and utilities of $15,580, and depreciation expense of $1,868. Research and development costs were very similar for each of the categories for both periods.

General and Administrative

General and administrative expenses decreased by $31,950 in the three months ended March 31, 2012 to $2,471,721 from $2,503,671 for the three months ended March 31, 2011. General and administrative expenses were very similar for both periods, although payroll expense was slightly lower for the three months ended March 31, 2012 versus the three months ended March 31, 2011.

Investment Income

Investment income was insignificant in both the three months ended March 31, 2012 and 2011.

Loss on change in fair value of warrant liability

Loss on change in fair value of warrant liability decreased by $547,931 in the three months ended March 31, 2012 to $263,164 from $811,095 for the three months ended March 31, 2011. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 7 to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $4,900,285 at March 31, 2012, compared with $7,705,773 at December 31, 2011. The decrease of approximately $2.8 million was due primarily to no sales of common stock as well as no exercises of warrants and stock options and approximately $1.4 million less cash used in operating activities.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at March 31, 2012 will be sufficient to meet our current and planned operating needs until well into 2013 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Lincoln Park Capital Fund, LLC (the “Fund”) to purchase up to an additional $29,950,000 of our common stock per an existing agreement with the Fund.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Form 10-K.

New Accounting Pronouncements

None.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of March 31, 2012. We are currently leasing on a month-to-month basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date.

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our

Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

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

•	our ability to raise additional capital if we determine to commercialize PH-10 and/or PV-10 on our own.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2012, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 to the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended March 31, 2012, the Company issued warrants to purchase an aggregate of 1,003,000 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 1,003,000 shares at an exercise price of $1.12 per share with a three year term. Consulting costs charged to operations for the warrants were $475,668.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report shall not be deemed filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, shall not be deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

May 9, 2012	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report shall not be deemed filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, shall not be deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections, except as shall be expressly set forth by specific reference in such filings.