Form 10-Q
period 2012-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2012-11-08
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of September 30, 2012 was 113,701,071. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of September 30, 2012 was 2,941,665.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,842,118	$7,705,773
Prepaid expenses and other current assets	16,284	—

Total Current Assets	1,858,402	7,705,773
Equipment and furnishings, less accumulated depreciation of $421,377 and $416,798	31,417	20,111
Patents, net of amortization of $6,621,717 and $6,118,377, respectively	5,093,728	5,597,068
Other assets	27,000	27,000

	$7,010,547	$13,349,952

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$280,615	$101,102
Accrued compensation and payroll taxes	1,433,481	—
Accrued consulting expense	102,000	71,000
Other accrued expenses	139,000	90,622

Total Current Liabilities	1,955,096	262,724
Long-Term Liability
Warrant liability	1,631,590	3,067,488

Total Liabilities	3,586,686	3,330,212

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 2,941,665 and 3,531,665 shares issued and outstanding, respectively, liquidation preference $0.75 per share (in aggregate $2,250,133 and $2,702,134, respectively)	2,941	3,531
Common stock; par value $.001 per share; 200,000,000 authorized; 113,701,071 and 110,596,798 shares issued and outstanding, respectively	113,701	110,597
Paid-in capital	119,739,223	115,690,334
Deficit accumulated during the development stage	(116,432,004)	(105,784,722)

Total Stockholders’ Equity	3,423,861	10,019,740

	$7,010,547	$13,349,952

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30, 2012	Three Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2012	Nine Months Ended Sept 30, 2011	Cumulative Amounts from January 17, 2002 (Inception) Through Sept 30, 2012
Revenues
OTC product revenue	$—	$—	$—	$—	$25,648
Medical device revenue	—	—	—	—	14,109

Total revenues	—	—	—	—	39,757
Cost of sales	—	—	—	—	15,216

Gross profit	—	—	—	—	24,541
Operating expenses
Research and development	1,129,921	3,442,344	4,352,940	6,971,816	42,446,334
General and administrative	2,296,637	3,860,755	7,228,225	9,568,240	64,753,074
Amortization	167,780	167,780	503,340	503,340	6,621,717

Total operating loss	(3,594,338)	(7,470,879)	(12,084,505)	(17,043,396)	(113,796,584)
Gain on sale of fixed assets	—	—	—	—	55,075
Loss on extinguishment of debt	—	—	—	—	(825,867)
Investment income	310	529	1,325	898	653,195
Gain on change in fair value of warrant liability	1,246,917	1,027,554	1,435,898	1,059,730	5,580,181
Net interest expense	—	—	—	—	(8,098,004)

Net loss	(2,347,111)	(6,442,796)	(10,647,282)	(15,982,768)	(116,432,004)
Dividends on preferred stock	(43,884)	(59,465)	(145,709)	(193,623)	(10,800,584)

Net loss applicable to common shareholders	$(2,390,995)	$(6,502,261)	$(10,792,991)	$(16,176,391)	$(127,232,588)

Basic and diluted loss per common share	$(0.02)	$(0.06)	$(0.10)	$(0.16)

Weighted average number of common shares outstanding — basic and diluted	113,166,988	109,100,408	112,073,836	104,277,935

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256

	Preferred Stock		Common Stock
	Numberof Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Issuance of preferred stock pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	475,000	475	408,775	—	409,250
Issuance of warrants for services	—	—	—	—	1,381,329	—	1,381,329
Issuance of common stock and warrants pursuant to Regulation D	—	—	2,039,273	2,039	2,075,757	—	2,077,796
Preferred stock conversions into common stock	(590,000)	(590)	590,000	590	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the nine months ended September 30, 2012	—	—	—	—	—	(10,647,282)	(10,647,282)

Balance, at September 30, 2012 (Unaudited)	2,941,665	$2,941	113,701,071	$113,701	$119,739,223	$(116,432,004)	$3,423,861

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2012
Cash Flows From Operating Activities
Net loss	$(10,647,282)	$(15,982,768)	$(116,432,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,579	5,737	444,378
Amortization of patents	503,340	503,340	6,621,717
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	183,028	3,368,950	14,397,729
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	409,250	268,500	9,006,261
Issuance of warrants for services	1,381,329	540,316	6,065,872
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Gain on change in fair value of warrant liability	(1,435,898)	(1,059,730)	(5,580,181)
(Increase) decrease in assets
Prepaid expenses and other current assets	(16,284)	(42,415)	(16,284)
Increase (decrease) in liabilities
Accounts payable	179,513	(271,314)	276,970
Accrued expenses	1,512,859	(588,369)	1,824,111

Net cash used in operating activities	(7,925,566)	(13,257,753)	(72,681,455)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	(15,885)	(6,147)	(89,920)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	(15,885)	(6,147)	463,450

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	—	8,908,131
Net proceeds from sales of common stock and warrants	2,077,796	9,486,071	40,101,773
Proceeds from exercises of warrants and stock options	—	6,504,209	21,078,014
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)
Net proceeds from sale non-controlling interest in Pure-ific Corporation	—	—	443,500

Net cash provided by financing activities	2,077,796	15,990,280	74,060,123

Net change in cash and cash equivalents	$(5,863,655)	$2,726,380	$1,842,118
Cash and cash equivalents, at beginning of period	7,705,773	8,086,200	—

Cash and cash equivalents, at end of period	$1,842,118	$10,812,580	$1,842,118

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2011, the Company reclassified $485,467 from warrant liability to equity due to the exercise of warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2012 and 2011, respectively, relate to 26,042,116 and 24,575,302 from warrants, 15,140,956 and 15,390,956 from options, and 2,941,665 and 3,848,332 from convertible preferred shares.

4. Equity Transactions

(a) During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended June 30, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,500. During the three months ended September 30, 2012, the Company issued 225,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $184,750. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model.

(b) During the three months ended March 31, 2012, the Company issued 1,003,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $475,668. During the three months ended March 31, 2012, 1,500 warrants expired. During the three months ended June 30, 2012, the Company issued 454,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $183,908. During the three months ended June 30, 2012, 4,368,644 warrants expired. During the three months ended September 30, 2012, the Company issued 1,732,135 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $721,753. During the three months ended September 30, 2012, 122,833 warrants expired. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2012 there was a loss recognized from the revaluation of the warrant liability of $148,364. For the three months ended June 30, 2012 there was a gain recognized from the revaluation of the warrant liability of $222,546. For the three months ended September 30, 2012 there was a gain recognized from the revaluation of the warrant liability of $429,818.

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

(d) The Company determined that warrants issued in March and April, 2010 with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2012 there was a loss recognized from the revaluation of the warrant liability of $114,800. For the three months ended June 30, 2012 there was a gain recognized from the revaluation of the warrant liability of $229,599. For the three months ended September 30, 2012 there was a gain recognized from the revaluation of the warrant liability of $817,099.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012. At March 31, 2012, the Company recognized dividends of $50,631 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2012 there were 100,000 shares of the Company’s redeemable preferred stock that converted into 100,000 shares of the Company’s common stock. In April 2012, the Company issued 58,490 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 16, 2012. At June 30, 2012, the Company recognized dividends of $51,194 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2012, the Company issued 61,424 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 16, 2012. At September 30, 2012, the Company recognized dividends of $43,884 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended September 30, 2012 there were 490,000 shares of the Company’s redeemable preferred stock that converted into 490,000 shares of the Company’s common stock.

5. Related Party Transaction

The Company paid one non-employee member of the board $48,000 for consulting services performed as of September 30, 2012. The Company paid another non-employee member of the board $75,000 for consulting services performed as of September 30, 2012 and issued 100,000 fully vested warrants in exchange for services. Consulting costs charged to operations were $47,520 for the services for which these warrants were issued. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. The Company paid a third non-employee member of the board $75,000 for consulting services performed as of September 30, 2012.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at March 31, 2012 for the 2010 warrants include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.4% and a risk free interest rate of 0.51%. Significant assumptions used at June 30, 2012 for the 2010 warrants include a weighted average term of 2.7 years, a 5% probability that the warrant exercise price would be reset, a volatility range of 64.2% to 65.8% and a risk free interest rate of 0.41%. Significant assumptions used at September 30, 2012 for the 2010 warrants include a weighted average term of 2.5 years, a 5% probability that the warrant exercise price would be reset, a volatility range of 57.1% to 64.7% and a risk free interest rate range of 0.23% to 0.31%.

Significant assumptions used at March 31, 2012 for the 2011 warrants include a weighted average term of 3.8 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.4% and a risk free interest rate of 0.78%. Significant assumptions used at June 30, 2012 for the 2011 warrants include a weighted average term of 3.5 years, a 5% probability that the warrant exercise price would be reset, volatility of 64.6% and a risk free interest rate of 0.41%. Significant assumptions used at September 30, 2012 for the 2011 warrants include a weighted average term of 3.3 years, a 5% probability that the warrant exercise price would be reset, a volatility range of 57.1% to 64.7% and a risk free interest rate range of 0.23% to 0.31%.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at September 30, 2012	$1,631,590	$—	$—	$1,631,590
Warrant liability at December 31, 2011	$3,067,488	$—	$—	$3,067,488

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012 follows:

Balance at January 1, 2012	$3,067,488
Net gain included in earnings	(1,435,898)

Balance at September 30, 2012	$1,631,590

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

The compensation cost relating to stock options issued in 2012 is measured based on the fair value of the stock options issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results of operations for the three and nine months ended September 30, 2012 is $0 and $183,028, respectively, of stock-based compensation expense which relates to the fair value of stock options. Included in the results of operations for both the three and nine months ended September 30, 2011 is $3,368,950 of stock-based compensation expense which relates to the fair value of stock options.

The following is a summary of nonvested stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	250,000	$0.73
Vested	(250,000)	$0.73
Canceled	—	—

Nonvested at September 30, 2012	—	$—

As of September 30, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and September 30, 2011

Revenues

We had no revenue during the three and nine months ended September 30, 2012 and 2011.

Research and Development

Research and development costs of $1,129,921 for the three months ended September 30, 2012 included payroll of $302,064, consulting and contract labor of $670,449, legal of $62,568, insurance of $60,228, lab supplies and pharmaceutical preparations of $13,122, rent and utilities of $19,864, and depreciation expense of $1,626. Research and development costs of $3,442,344 for the three months ended September 30, 2011 included payroll of $2,843,840, consulting and contract labor of $469,051, legal of $41,162, insurance of $55,359, lab supplies and pharmaceutical preparations of $16,475, rent and utilities of $14,497, and depreciation expense of $1,960. The decrease in payroll is primarily the result of no bonuses and no stock-based compensation expense from stock options.

Research and development costs of $4,352,940 for the nine months ended September 30, 2012 included payroll of $2,258,622, consulting and contract labor of $1,737,376, legal of $178,236, insurance of $85,228, lab supplies and pharmaceutical preparations of $32,564, rent and utilities of $56,335, and depreciation expense of $4,579. Research and development costs of $6,971,816 for the nine months ended September 30, 2011 included payroll of $4,998,364, consulting and contract labor of $1,685,162, legal of $97,669, insurance of $84,606, lab supplies and pharmaceutical preparations of $50,339, rent and utilities of $49,939, and depreciation expense of $5,737. The decrease in payroll is primarily the result of a decrease in bonuses and stock-based compensation expense from stock options.

General and Administrative

General and administrative expenses decreased by $1,564,118 in the three months ended September 30, 2012 to $2,296,637 from $3,860,755 for the three months ended September 30, 2011. The decrease is primarily from lower payroll due to no bonuses and no stock-based compensation expense from stock options.

General and administrative expenses decreased by $2,340,015 in the nine months ended September 30, 2012 to $7,228,225 from $9,568,240 for the nine months ended September 30, 2011. The decrease is primarily from lower payroll due to a decrease in bonuses and stock-based compensation expense from stock options.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2012 and 2011.

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability increased by $219,363 in the three months ended September 30, 2012 to $1,246,917 from $1,027,554 for the three months ended September 30, 2011. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 6 to the financial statements.

Gain on change in fair value of warrant liability increased by $376,168 in the nine months ended September 30, 2012 to $1,435,898 from $1,059,730 for the nine months ended September 30, 2011. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 6 to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,842,118 at September 30, 2012, compared with $7,705,773 at December 31, 2011. The decrease of approximately $5.9 million was due primarily to a substantial reduction of sales of common stock and warrants as well as no exercises of warrants and stock options offset partially by approximately $5.3 million less cash that was used in operating activities. Additionally in October 2012, the Company received approximately $2.0 million in cash due to a private placement of its common stock at a premium to the fair market value of its common stock at the time of the sale.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at September 30, 2012, together with cash proceeds received during October 2012, will be sufficient to meet our current and planned operating needs until well into 2013 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Lincoln Park Capital Fund, LLC (the “Fund”) to purchase up to an additional $29,950,000 of our common stock per an existing agreement with the Fund.

We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and the geographic licensure of PV-10 on the basis of our Phase 2 metastatic melanoma and Phase 1 liver results in certain areas of the world, as well as pursuing a strategic investment strategy, including equity sales to potential pharmaceutical and or biotech partners, and continuing with the majority stake asset sale and licensure of our OTC products as well as other non-core assets.

However, we cannot assure you that we will be successful in either licensing of PH-10 or PV-10, any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2013 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

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

New Accounting Pronouncements

None.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee. We have a lease commitment of $13,500 as of September 30, 2012. We are currently leasing until December 31, 2012, and then it will be either month-to-month or a lease for no longer than one year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of September 30, 2012, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 to the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

During the three months ended September 30, 2012, the Company issued 225,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $184,750. During the three months ended September 30, 2012, the Company issued warrants to purchase an aggregate of 1,732,135 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 288,501 shares at an exercise price of $1.12 per share with a three year term, 250,000 shares at an exercise price of $1.12 per share with a five year term, 160,000 shares at an exercise price of $1.15 per share with a three year term, 683,633 shares at an exercise price of $1.25 per share with a three year term, 80,000 shares at an exercise price of $1.45 per share with a three year term and 270,001 shares at an exercise price of $1.50 per share with a three year term. Consulting costs charged to operations were $721,753.

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

PROVECTUS PHARMACEUTICALS, INC.

November 8, 2012	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report shall not be deemed filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, shall not be deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections, except as shall be expressly set forth by specific reference in such filings.