Form 10-K
period 2012-12-31
PROVECTUS PHARMACEUTICALS INC
filed 2013-03-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2012 was $75,465,715 (computed on the basis of $0.84 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 7, 2013 was 122,058,126.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 27, 2013.

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

General

Provectus Pharmaceuticals, Inc., a Nevada corporation formed in 2002, together with its six wholly owned subsidiaries and one majority owned subsidiary managed on a consolidated basis, referred to herein as “we,” “us,” and “our,” is a development-stage pharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. Our goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. We develop and intend to license or market and sell our two prescription drug candidates, PV-10 and PH-10. We also hold patents and other intellectual property which we believe may be used in over-the-counter products, which we refer to as OTC products, and various other non-core technologies. We have transferred all our intellectual property related to OTC products and non-core technologies to our subsidiaries and have designated such subsidiaries as non-core to our primary business of developing our oncology and dermatology prescription drug candidates.

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

The table below sets forth our two prescription drug candidates and our progress in developing those candidates for the indications shown:

PV-10 Melanoma

•       Special Protocol Assessment preparation 2012 for Phase 3 pivotal study

•       Finalized Phase 2 data October 2012

•       End-of-Phase 2 FDA meeting April 2010, March 2011, and October 2011

•       Phase 2 study completed May 2010

•       Phase 2 treatments completed September 2009

•       Phase 2 recruitment completed May 2009

•       Phase 2 study initiated September 2007

•       Orphan drug status January 2007

PH-10 Psoriasis

•       Toxicity study research and development for advanced studies 2012

•       Phase 2c randomized study final data collection February 2012

•       Phase 2c randomized study initiated December 2010 and completed August 2011

•       Phase 2 study completed April 2010

•       Phase 2 recruitment completed October 2009

•       Replacement Phase 2 initiated July 2009 due to dose regimen change

•       Phase 2 study initiated November 2007

PH-10 Atopic Dermatitis	• Phase 2 study completed September 2009 • Phase 2 recruitment completed June 2009 • Phase 2 study initiated June 2008

PV-10 Breast Cancer	• Phase 1 study completed July 2008 • Phase 1 initial cohort treatment completed April 2006 • Phase 1 study initiated October 2005

PV-10 Liver Metastasis	• Phase 1 protocol expansion September 2012 • Orphan drug status April 2011 • Phase 1 patient accrual and treatment completed January 2011 • Phase 1 study initiated October 2009

PV-10 Mechanism of Action	• H. Lee Moffitt Cancer Center and Research Institute initiates Phase 1 feasibility study to detect immune cell infiltration into melanomas treated by PV-10 in January 2013

In addition to clinical trials, patients enrolled in the compassionate use program for PV-10 are also receiving PV-10 treatments.

Oncology (PV-10)

We believe our prescription drug candidate PV-10 may afford competitive advantage compared to currently available options for the treatment of certain types of cancer. We are developing PV-10, a sterile injectible form of rose bengal disodium (Rose Bengal), for direct injection into tumors. It is an immuno-chemoablative agent that when injected intralesionally is tantamount to an “in situ” vaccination following acute and durable necrosis of diseased tissue. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We have conducted Phase 1 and Phase 2 studies of PV-10 for the treatment of metastatic melanoma, and Phase 1 studies of PV-10 for the treatment of liver and breast cancers, each of which are described in more detail below.

Metastatic Melanoma

According to The Skin Cancer Foundation, an estimated 76,250 new cases of invasive melanoma were diagnosed in the U.S. in 2012, with nearly 9,180 resulting in death. According to the Melanoma International Foundation, approximately one million new cases of skin cancer are diagnosed each year, outnumbering the total number of other cancers combined. And according to the Global Industry Analysts, Inc., the world market for melanoma therapeutics is projected to reach $1.1 billion by 2015.

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

We have had both our second and third meetings with the U.S. Food and Drug Administration (FDA) in 2011 to discuss the design of a pivotal Phase 3 randomized controlled trial suitable for Special Protocol Assessment (SPA). During the first end of Phase 2 meeting with FDA in April 2010, we received guidance for the design of this trial. We have received subsequent guidance from the FDA to submit the Phase 3 protocol since no further meetings are required. We finalized Phase 2 data in October 2012 and have continued with SPA preparation in 2012 for Phase 3 pivotal study.

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

Phase 2 data on visceral metastases were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2010 and the 2nd European Post-Chicago Melanoma Meeting 2012 on June 22, 2012 by Dr. Sanjiv Agarwala, Chief of Medical Oncology and Hematology at St. Luke’s Hospital and Health Network in Bethlehem, PA and Principal Investigator for our Phase 2 trial site at St. Luke’s. Positive improvement that was observed in these remote, untreated lesions, including metastases to the lungs, liver and brain, illustrated a potential systemic effect in visceral organs to which melanoma has spread. Key conclusions included a majority of subjects exhibited a robust response in their injected lesions and response appeared to be unrelated to neither disease state nor to prior treatment history; locoregional treatment with PV-10 may elicit systemic benefit in untested visceral lesions and the overall safety and efficacy profile of PV-10 compares favorably with available and emerging options for metastatic melanoma patients. These findings are very encouraging to us as we continue on our regulatory approval path.

Dr. Agarwala later presented full Phase 2 Study data from the entire study population of 80 subjects at the Melanoma 2010 Congress in Sydney, Australia in November 2010 and final Phase 2 Study data at the ESMO (European Society for Medical Oncology) 2012 Congress in Vienna, Austria on October 1, 2012. The bystander effect, which appears to result from an immunologic response stimulated by PV-10 chemoablation, was noted by Dr. Agarwala, and was closely correlated with successful ablation of injected lesions. The results were comparable to our Phase 1 results although the Phase 2 results were better numerically than Phase 1 due to the ability we had to retreat up to three times in Phase 2. Importantly, the initial full study results for all 80 subjects enrolled in the Phase 2 study were statistically equivalent to those presented at ASCO despite the more advanced state of the second group of subjects.

Ongoing immunologic mechanism of action studies at the H. Lee Moffitt Cancer Center & Research Institute have been conducted in 2011, 2012 and thus far in 2013 to characterize the systemic benefit of PV-10. A feasibility study to detect immune cell infiltration into melanomas treated by PV-10 was commenced in January 2013. Initial data was presented at the 2012 Society of Surgical Oncology Annual Meeting, confirms that PV-10 immuno-chemoablation of melanoma lesions leads to a systemic response and the induction of systemic anti-tumor immunity. We are assessing whether emerging results from these ongoing studies can be used to support accelerated approval in the U.S. Additionally, data on PV-10 will be presented in a poster presentation at the American Association for Cancer Research 2013 Annual Meeting in Washington, DC. The PV-10 combination therapy poster, based upon an abstract entitled “Combination of PV-10 immuno-chemoablation and systemic anti-CTLA-4 antibody therapy in murine models of melanoma,” authored by Eric Wachter, Savannah Blair, Jamie Singer and Craig Dees, will be presented on April 10, 2013.

We also reported ongoing progress with our Compassionate Use Program for PV-10 for non-visceral cancers. With more than 75 patients enrolled in seven centers across the U.S. and Australia, the protocol enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the Phase 2 trials. Its dosage is expected to serve as the blueprint for the planned Phase 3 study for metastatic melanoma.

We are continuing to assess whether we should conduct the Phase 3 study ourselves, partner with a larger company to co-develop PV-10 in Phase 3, and potential paths to accelerated approval in the U.S. and abroad.

Liver Cancer

According to Global Cancer Facts & Figures, 2nd Edition, liver cancer is the fifth leading cause of deaths related to cancer in the world in men and seventh in women. Approximately 750,000 people are newly diagnosed annually with primary liver cancer, also known as Hepatocellular carcinoma (HCC), with China alone accounting for about 55% of the cases diagnosed each year. The world market for liver cancer drugs is projected to exceed $2.0 billion by 2015 and does not include the full impact of the China market potential.

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

In 2009, we began a Phase 1 study of PV-10 to assess the safety, tolerability and pharmacokinetics of single intralesional injections of PV-10 with subjects with either recurrent hepatocellular carcinoma or cancer metastatic to the liver. In January 2011, we completed patient accrual of all subjects in the Phase 1 study. The primary outcome measure was safety, including systemic and locoregional adverse events. The secondary outcome measures were (i) lesion distribution and retention of PV-10 following injection, (ii) ORR of target and measurable bystander lesions (if present) by modified RECIST, (iii) changes in markers of hepatic function, including ALP, ALT, AST, total bilirubin and GGT, and (iv) pharmacokinetics of PV-10 in the bloodstream following intralesional injection.

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

In September 2012, we commenced an expansion of the Phase 1 study. Drug-drug metabolic interaction nonclinical studies of PV-10 and sorafenib provided the data to support additional work within the regulatory framework for this important indication. We plan to commence a potentially pivotal study in 2013.

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

We are very pleased with the results of this Phase 1 clinical trial, a classic ascending dose study. Its goals were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011 and 2012, and expect to do so in 2013. We are now in a position for a Phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10.

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

Additionally, we are considering a clinical study of PV-10 for pancreatic cancer as well as other solid tumor indications.

Dermatology (PH-10)

Our prescription drug candidate PH-10 is an aqueous hydrogel formulation of Rose Bengal for topical administration to the skin. It is a novel nonsteroidal anti-inflammatory agent that interacts with ambient and other light sources. We are developing PH-10 for the treatment of cutaneous skin disorders, specifically psoriasis and atopic dermatitis, and we believe that PH-10 may be successful in treating other skin diseases. We believe that PH-10 offers a superior treatment for psoriasis and atopic dermatitis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue.

We have been actively discussing licensing transactions with a number of potential out licensing partners for PH-10. We believe that our Phase 2c trial of PH-10 for psoriasis will further solidify the commercial viability of PH-10 in these discussions. In August 2011, we completed follow-up of all Phase 2c patients and communicated data of the study to both prospective partners as well as the public market in early 2012.

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

During 2010, we initiated a Phase 2c clinical trial of PH-10 for psoriasis. This multicenter, randomized controlled Phase 2c study enrolled 99 subjects at four different sites, which began in December 2010. The subjects were randomized sequentially by center to one of four treatment cohorts, and assessed efficacy and safety of topical PH-10 applied once daily to areas of mild to moderate plaque psoriasis. The primary efficacy endpoint was “treatment success,” a static endpoint assessed at day 29 after initial PH-10 treatment and defined as 0 or 1 on all Psoriasis Severity Index (PSI) components and 0 or 1 on the Plaque Response scale. The primary safety endpoint was incidence of adverse experiences, including pain and dermatologic/skin toxicity (incidence, severity, frequency, duration and causality). The secondary outcome measures were (i) Psoriasis Severity Index (PSI) score changes at each visit from day 1 pre-treatment, (ii) Plaque Response score changes at each visit from day 1 pre-treatment, and (iii) Pruritus Self-Assessment score changes at each visit from day 1 pre-treatment.

The Phase 2c trial was conducted at four sites in the U.S. including the Mount Sinai School of Medicine in New York City, Wake Research Associates in Raleigh, NC, Dermatology Specialists in Oceanside, CA and International Dermatology Research in Miami, FL. With over 90 subjects, this trial is the largest dermatological trial that we have conducted to date.

The results of this study helped define the parameters necessary for the design of a pivotal Phase 3 trial, and it was an important milestone on the regulatory pathway leading towards commercialization. In addition, we’ve held discussions with a number of potential out licensing partners, and we believe this Phase 2c trial has further solidified the commercial viability of PH-10 in these discussions. We have also continued important toxicity study research and development in 2012 to prepare for a successful Phase 3 study and to support a successful New Drug Approval filing.

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

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for six hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain stores) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our OTC products. We now intend to license the Pure-ific product, a strategy we have been discussing with interested groups. Additionally, we also intend to sell a majority stake in the underlying assets via a non-core spin-out transaction, as discussed below.

On December 15, 2011, we sold Units to accredited investors which included shares of common stock in Pure-ific and a warrant to purchase 3/4 of a share of the Company’s common stock. A total of 666,666 Units were sold for gross proceeds of $500,000 resulting in the sale of a 33% non-controlling interest in Pure-ific. At the time of the sale and as of December 31, 2011, the carrying value of the net assets in Pure-ific was $0. The sale also resulted in the issuance of warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.25 per share with a five-year term. We intend to use the proceeds, after deducting offering expenses of approximately $56,500, to spin-off Pure-ific as a new publicly-traded company, a process we have initiated but have not yet completed. Network 1 Financial Securities, Inc., served as placement agent for the offering.

Acne

Our acne products Pure-Stick and Pure N Clear work by decreasing the production of fats, oils and sweat that create an environment conducive to unchecked growth of bacteria. Secondly, the products also act to reduce the number of bacteria already present. Pure-Stick and Pure N Clear represent new formulations of proven, safe ingredients that achieve both steps required to successfully treat acne. Since Pure-Stick and Pure N Clear are applied topically to affected areas there are no safety concerns with healthy skin. The unique combinations have allowed the Company to secure patent protection for these products.

Medical Devices

We have non-core medical device technologies that we believe may address two major markets:

•	cosmetic treatments, such as reduction of wrinkles and elimination of spider veins and other cosmetic blemishes; and

•	therapeutic uses, including photoactivation of PH-10, other prescription drugs and non-surgical destruction of certain skin cancers.

We expect to further develop our non-core medical devices through partnerships with, or selling our assets to, third-party device manufacturers or, if appropriate opportunities arise, through acquisition of one or more device manufacturers. Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

Photoactivation

Our clinical tests of PH-10 for dermatology have in the past utilized a number of commercially available lasers for activation of the drug. This approach has several advantages, including the leveraging of an extensive base of installed devices present throughout the pool of potential physician-adopters for PH-10. Access to such a base could play an integral role in early market capture. However, since the use of such lasers, which were designed for occasional use in other types of dermatological treatment, is potentially too cumbersome and costly for routine treatment of the large population of patients with psoriasis, we have begun investigating potential use of other types of photoactivation hardware, such as light booths. The use of such booths is consistent with current care standards in the dermatology field, and may provide a cost-effective means for addressing the needs of patients and physicians alike. We anticipate that such photoactivation hardware would be developed, manufactured, and supported in conjunction with one or more third-party device manufacturers.

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

Research and development costs totaling $5,005,459 for 2012 included payroll of $2,536,818, consulting and contract labor of $2,008,270, lab supplies and pharmaceutical preparations of $47,808, legal of $231,430, insurance of $97,728, rent and utilities of $77,238, and depreciation expense of $6,167. Research and development costs totaling $8,807,896 for 2011 included payroll of $6,182,147, consulting and contract labor of $2,238,765, lab supplies and pharmaceutical preparations of $57,467, legal of $161,068, insurance of $92,859, rent and utilities of $68,234, and depreciation expense of $7,356. Research and development costs totaling $8,417,303 for 2010 included payroll of $6,618,532, consulting and contract labor of $1,095,793, lab supplies and pharmaceutical preparations of $235,153, legal of $300,964, insurance of $90,314, rent and utilities of $67,692, and depreciation expense of $8,855.

Production

We have determined that the most efficient use of our capital in further developing our OTC products is to license the products. The Company has been discussing this strategy with interested groups. Additionally, the Company also intends to sell a majority stake in the underlying assets via a non-core spin-out transaction.

Sales

We have not had any significant sales of any of our OTC products, though we commenced limited sales of Pure-ific, our antibacterial hand spray in 2004 through 2006, in a proof-of-concept program. We discontinued our proof-of-concept program in 2006 and have, therefore, ceased selling our OTC products. We will continue to seek additional markets for our products through existing distributorships that market and distribute medical products, ethical pharmaceuticals, and OTC products for the professional and consumer marketplaces through licensure, partnership and asset sale arrangements, and through potential merger and acquisition candidates.

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

Our executive officers and directors are:

H. Craig Dees, Ph.D., 61, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelhem GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 54, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 50, currently serves as our Chief Technology Officer since May 14, 2012 and prior to that served as Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002 until May 14, 2012. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 53, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Kelly M. McMasters M.D., Ph.D., 52, has served as a member of our board of directors since June 9, 2008. Additionally, Dr. McMasters serves as chairman of our scientific advisory board. Dr. McMasters received his undergraduate training at Colgate University prior to completing the MD/PhD program at the University of Medicine and Dentistry of New Jersey, Robert Wood Johnson Medical School and Rutgers University. He then completed the residency program in General Surgery at the University of Louisville, and a fellowship in Surgical Oncology at M.D. Anderson Cancer Center in Houston. He is currently the Sam and Lolita Weakley Professor of Surgical Oncology at the University of Louisville in Kentucky, a position he has held since 1996. Since 2005, he has chaired the Department of Surgery at the University of Louisville and also has been Chief of Surgery at University of Louisville Hospital. Since 2000, he has also been Director of the Multidisciplinary Melanoma Clinic of the James Graham Brown Cancer Center at the University of Louisville. His is an active member of the surgery staff at the University of Louisville Hospital, Norton Hospital and Jewish Hospital in Louisville. He is on the editorial boards of the Annals of Surgical Oncology, Cancer Therapy and the Journal of Clinical Oncology as well as an ad hoc reviewer for 9 other publications. He holds several honors, chief among them is “Physician of the Year” awarded by the Kentucky Chapter of the American Cancer Society. He is the author and principal investigator (PI) of the Sunbelt Melanoma Trial, a multi-institutional study involving 3500 patients from 79 institutions across North America and one of the largest prospective melanoma studies ever performed. He has been a PI, Co-PI or local PI in over thirty clinical trials ranging from Phase 1 to Phase 3. For the past 12 years he has also directed a basic and translational science laboratory studying adenovirus-mediated cancer gene therapy funded by the American Cancer Society and the National Institutes of Health (NIH).

Alfred E. Smith IV, 61, has served as a member of our board of directors since July 12, 2011. Mr. Smith is CEO of AE Smith Associates, a firm he founded in 2009. In December 2006, Mr. Smith retired from his position as Managing Director of Bear Wagner Specialists LLC, a specialist and member firm of the New York Stock Exchange, after 35 successful years on Wall Street. Mr. Smith also sits on the Boards of The Tony Blair Faith Foundation, Mutual of America, and Genco Shipping and Trading. He is a Senior Advisor for K2 Intelligence and Kroll Bond Rating Agency. Smith also served as Chairman of the Board of Saint Vincent Catholic Medical Centers in New York.

After attending Iona Prep and Villanova, Smith began his Wall Street career as an independent floor broker on the New York Stock Exchange. In 1975, he relocated to Chicago to join Mitchell-Hutchins, where he served as Vice President until 1979 when he returned to New York and was named Partner of CMJ Partners. In 1997, he joined Bear Wagner as Managing Director.

Mr. Smith is the great-grandson of the legendary Al Smith, Governor of New York, and serves as the Director, Secretary, and Dinner Chairman for the Alfred E. Smith Memorial Foundation, as well as Master of Ceremonies at the annual Alfred E. Smith Foundation Dinner for the past 25 years.

Alfred’s work on behalf of charities in New York and Connecticut is extensive. In addition to his work with the Alfred E. Smith Memorial Foundation he serves as Chairman of the Irish Chamber of Commerce of the USA, Director of the Center for Hope, former Trustee of Calvary Hospital and served on the board of St. Vincent’s Hospital in Manhattan since 1986. Al is the Chairman of Hackers for Hope, an organization he founded in 1988 to raise money for cancer research and treatment. Since their first “tournament” in 1988, Hackers for Hope has donated a total of over $12,000,000 to Memorial Sloan Kettering Cancer Center, Saint Vincent Catholic Medical Centers Comprehensive Cancer Center, and other organizations committed to finding a cure for and treating cancer.

Jan E. Koe, 62, has served as a member of our board of directors since May 14, 2012. Mr. Koe has a 30-year track record of success in consulting, asset management, real estate and public company governance, and has represented major insurance firms, national retailers and Fortune 500 companies. He is President of GoStar, which is the manager of Real Solutions Opportunity Fund 2005-I and Real Solutions Fund Management LLC and Real Solutions Investment LLC. He is also Principal of Method K Partners, Inc., a commercial real estate firm, which he founded in 1988. He has served on the Board of Directors of ONE Bio, Corp. where he was Chair of the Compensation Committee and a member of the Financial Audit Committee. He holds a degree in Business Administration and Psychology from Luther College.

Equity Financing During 2012

During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended March 31, 2012, the Company issued warrants to purchase an aggregate of 1,003,000 shares of common stock to consultants in exchange for services at an exercise price of $1.12 per share with a three year term. Consulting costs charged to operations for the warrants were $475,668.

During the three months ended June 30, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,500. During the three months ended June 30, 2012, the Company issued warrants to purchase an aggregate of 454,500 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 300,000 shares at an exercise price of $1.12 per share with a two year term, 54,500 shares at an exercise price of $1.12 per share with a three year term, and 100,000 shares at an exercise price of $1.25 per share with a four year term. Consulting costs charged to operations were $183,908. During the three months ended June 30, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,077,796. The Company accepted subscriptions, in the aggregate, for 1,855,176 shares of common stock, and five year warrants to purchase 1,855,176 shares of common stock. Investors received five year warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 371,035 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

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

During the three months ended December 31, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $47,250. During the three months ended December 31, 2012, the Company issued warrants to purchase an aggregate of 452,500 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 252,500 shares at an exercise price of $1.12 per share with a three year term, and 200,000 shares at an exercise price of $1.12 per share with a five year term. Consulting costs charged to operations were $130,697. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,379,365. The Company accepted subscriptions, in the aggregate, for 3,172,486 shares of common stock, and five year warrants to purchase 3,172,486 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $279,317 and issued five year fully vested warrants to purchase 317,249 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $710,000. The Company accepted subscriptions, in the aggregate, for 946,666 shares of common stock, and five year warrants to purchase 946,666 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $97,300 and issued five year fully vested warrants to purchase 94,667 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

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

Our company is a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2012, we have incurred net losses of $118 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

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

We may need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2014 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2014. However, we may need additional capital in 2014 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding Phase 2 atopic dermatitis and psoriasis results, which were significantly developed in 2012. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend to acquire additional funding through public or private equity or debt financings or other financing sources that may be available. Additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our products, product candidates, and technologies that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

Our prescription drug candidates are at an intermediary stage of development and may never obtain U.S. or international regulatory approvals required for us to commercialize our prescription drug candidates.

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

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by four key employees:

•	H. Craig Dees, Ph.D., our Chief Executive Officer;

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Chief Technology Officer; and

•	Peter R. Culpepper, CPA, MBA, our Chief Financial Officer and Chief Operating Officer.

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

Our common stock has traded as low as $0.52 per share and as high as $1.23 per share during the period beginning on January 1, 2011 and ending on December 31, 2012. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

•	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	broker-dealers must disclose current quotations for the securities; and

•	a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

Except as described below, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company as a nominal defendant (the “Plaintiff”), filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County, against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Stuart Fuchs, Kelly M. McMasters, Alfred E. Smith, IV and Peter R. Culpepper, and against the Company as a nominal defendant (the “Shareholder Derivative Complaint”). The Shareholder Derivative Complaint alleges (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on the Plaintiff’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees the sole authority to grant himself and other executive officers of the Company cash bonuses that the Plaintiff alleges to be excessive.

The Company intends to defend vigorously against all claims in this complaint. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

During 2012, quotations for our common stock were reported on the OTC Bulletin Board under the symbol “PVCT.” In January 2013, our common stock ceased to be traded on the OTC Bulletin Board and is now trading on the OTC QB Marketplace operated by OTC Markets Group. Our trading symbol remains “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2011:

	High	Low
2012
First Quarter (January 1 to March 31)	$0.98	$0.83
Second Quarter (April 1 to June 30)	$0.93	$0.80
Third Quarter (July 1 to September 30)	$0.85	$0.63
Fourth Quarter (October 1 to December 31)	$0.67	$0.52
2011
First Quarter (January 1 to March 31)	$1.14	$0.78
Second Quarter (April 1 to June 30)	$1.23	$0.96
Third Quarter (July 1 to September 30)	$1.08	$0.79
Fourth Quarter (October 1 to December 31)	$0.95	$0.67

The closing price for our common stock on March 5, 2013 was $0.79. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 5, 2013, we had 1,448 shareholders of record of our common stock.

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

Stock Performance Graph

The following graph shows the changes, over the past five-year period, in the value of $100 invested in Provectus common stock, the NASDAQ Composite Total Return Index and a Peer group of companies composed of development stage, biopharmaceutical companies that have a focus on developing oncology compounds. The graph assumes that all dividends are reinvested.

	2007	2008	2009	2010	2011	2012
Provectus Pharmaceuticals, Inc.	$100.00	$53.49	$52.91	$54.65	$47.09	$32.56
NASDAQ Composite-Total Returns	$100.00	$60.02	$87.25	$103.08	$102.27	$120.40
Peer Group	$100.00	$63.19	$86.55	$97.56	$95.31	$117.17

Recent Sales of Unregistered Securities

During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended March 31, 2012, the Company issued warrants to purchase an aggregate of 1,003,000 shares of common stock to consultants in exchange for services at an exercise price of $1.12 per share with a three year term. Consulting costs charged to operations for the warrants were $475,668.

During the three months ended June 30, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,500. During the three months ended June 30, 2012, the Company issued warrants to purchase an aggregate of 454,500 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 300,000 shares at an exercise price of $1.12 per share with a two year term, 54,500 shares at an exercise price of $1.12 per share with a three year term, and 100,000 shares at an exercise price of $1.25 per share with a four year term. Consulting costs charged to operations were $183,908. During the three months ended June 30, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,077,796. The Company accepted subscriptions, in the aggregate, for 1,855,176 shares of common stock, and five year warrants to purchase 1,855,176 shares of common stock. Investors received five year warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 371,035 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

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

During the three months ended December 31, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $47,250. During the three months ended December 31, 2012, the Company issued warrants to purchase an aggregate of 452,500 shares of common stock to consultants in exchange for services, consisting of warrants to purchase 252,500 shares at an exercise price of $1.12 per share with a three year term, and 200,000 shares at an exercise price of $1.12 per share with a five year term. Consulting costs charged to operations were $130,697. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,379,365. The Company accepted subscriptions, in the aggregate, for 3,172,486 shares of common stock, and five year warrants to purchase 3,172,486 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $279,317 and issued five year fully vested warrants to purchase 317,249 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $710,000. The Company accepted subscriptions, in the aggregate, for 946,666 shares of common stock, and five year warrants to purchase 946,666 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $97,300 and issued five year fully vested warrants to purchase 94,667 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

For the issuance of securities to executives, see table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2012 and 2011, as well as consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues
OTC product revenue	$—	$—	$—	$—	$—
Medical device revenue	—	—	—	—	—

Total revenues	—	—	—	—	—
Operating expenses
Research and development	5,006	8,808	8,417	4,909	4,426
General and administrative	8,661	11,962	11,605	6,746	5,247
Amortization	671	671	671	671	671

Total operating loss	(14,338)	(21,441)	(20,693)	(12,326)	(10,344)
Other income, net	1,769	2,006	2,141	4	74

Net loss	(12,569)	(19,435)	(18,552)	(12,322)	(10,270)
Dividends on preferred stock	(183)	(247)	(10,408)	—	—

Net loss applicable to common stockholders	$(12,752)	$(19,682)	$(28,960)	$(12,322)	$(10,270)

Basic and diluted loss per common share	$(0.11)	$(0.19)	$(0.37)	$(0.21)	$(0.20)
Weighted average number of common shares outstanding – basic and diluted	112,987	105,725	78,818	59,797	51,320

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,222	$7,705	$8,087	$3,238	$2,796
Patents, net	4,926	5,598	6,268	6,939	7,610
Other assets	56	47	48	57	112
Total assets	6,204	13,350	14,403	10,234	10,518
Current liabilities	511	263	1,350	827	462
Warrant liability	1,300	3,067	2,353	—	—
Preferred stock	2	4	5	—	—
Common stock	118	110	91	67	53
Additional paid-in capital	122,626	115,690	96,953	77,137	65,478
Accumulated deficit	(118,353)	(105,784)	(86,350)	(67,797)	(55,475)
Total stockholders’ equity	4,393	10,020	10,699	9,407	10,056

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 4-9 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next four years and $659,000 in 2017.

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

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2012 include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. At December 31, 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2012 include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

Contractual Obligations—Leases

We lease office and laboratory space in Knoxville, Tennessee, on a month-to-month basis.

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2012 and thus far in 2013. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not need to raise additional capital to further develop PV-10 on our own to treat metastatic melanoma, HCC, pancreatic cancer and other indications because we plan to license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, strategically monetize PV-10, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries. Additionally, our existing funds are sufficient to meet minimal necessary expenses until 2014.

Our cash and cash equivalents were $1,221,701 at December 31, 2012, compared with $7,705,773 at December 31, 2011. The decrease of approximately $6.5 million was due primarily to a substantial reduction of sales of common stock and warrants as well as no exercises of warrants and stock options offset partially by approximately $5.9 million less cash that was used in operating activities. Additionally thus far in 2013, the Company received approximately $5.2 million in cash due to private placements of its equity at a substantial premium to the fair market value of its common stock at the time of the sale.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at December 31, 2012, together with cash proceeds received thus far in 2013, will be sufficient to meet our current and planned operating needs until 2014 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Lincoln Park Capital Fund, LLC (the “Fund”) to purchase up to an additional $29,950,000 of our common stock per an existing agreement with the Fund.

We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and the geographic licensure of PV-10 on the basis of our Phase 2 metastatic melanoma and Phase 1 liver results in certain areas of the world, as well as pursuing a strategic investment strategy, including equity sales to potential pharmaceutical and or biotech partners, and continuing with the majority stake asset sale and licensure of our OTC products as well as other non-core assets. The geographic areas of interest for PV-10 principally include China, India, Japan and Middle East and North Africa (MENA). We are also considering the global licensure of PV-10 as well since it has come to our attention that this is of interest to potential partners.

However, we cannot assure you that we will be successful in either licensing of PH-10 or PV-10, any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2014 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

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

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, respectively. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will be shown based on data in previous studies. Together with our OTC products, medical device, biotech, imaging, and other non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

We had no revenue during the years ended 2012 and 2011.

Research and development

Research and development costs totaling $5,005,459 for 2012 included payroll of $2,536,818, consulting and contract labor of $2,008,270, lab supplies and pharmaceutical preparations of $47,808, legal of $231,430, insurance of $97,728, rent and utilities of $77,238, and depreciation expense of $6,167. Research and development costs totaling $8,807,896 for 2011 included payroll of $6,182,147, consulting and contract labor of $2,238,765, lab supplies and pharmaceutical preparations of $57,467, legal of $161,068, insurance of $92,859, rent and utilities of $68,234, and depreciation expense of $7,356.

The decrease in payroll in 2012 over 2011 is primarily the result of the termination of bonuses and no employee stock-based compensation expense from stock options. The reduction in payroll represents virtually all of the decrease in research and development expenses in 2012 versus 2011.

The table below summarizes our projects, the actual costs for each period shown, and the total costs incurred to date.

Projects	Actual Cost for 2012	Actual Cost for 2011	Total Costs Incurred To Date
Melanoma	$-0-	$-0-	$3,018,000
Breast/Other	$-0-	$-0-	$675,000
Liver	$-0-	$-0-	$616,000
Psoriasis/Atopic Dermatitis	$-0-	$-0-	$1,678,000
Payroll	$2,537,000	$6,182,000
Indirect costs	$2,469,000	$2,626,000

Totals	$5,006,000	$8,808,000

General and administrative

General and administrative expenses decreased by $3,300,808 for 2012 to $8,661,040 from $11,961,848 in 2011. The decrease is primarily due to the result of the termination of bonuses and no employee stock-based compensation expense from stock options.

Investment income

Investment income is immaterial for all periods presented.

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability decreased by $236,720 in 2012 to $1,767,918 from $2,004,638 in 2011. This activity results from accounting for the warrant liability described in Footnotes 4(f), 4(i) and 10 to the financial statements.

Cash Flow

Our cash and cash equivalents were $1,221,701 at December 31, 2012, compared with $7,705,773 at December 31, 2011. The decrease of approximately $6.5 million was due primarily to a substantial reduction of sales of common stock and warrants as well as no exercises of warrants and stock options offset partially by approximately $5.9 million less cash that was used in operating activities. At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs until 2014 without additional cash inflows from the exercise of existing warrants, stock options, or sales of equity securities. We have enough cash on hand to fund operations until 2014 with the cash on hand at December 31, 2012 and with the additional cash inflows thus far in 2013.

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

Gain on change in fair value of warrant liability

Gain on change in fair value of warrant liability decreased by $135,007 in 2011 to $2,004,638 from $2,139,645 in 2010. This activity results from accounting for the warrant liability described in Footnotes 4(f), 4(i) and 10 to the financial statements.

Cash Flow

Our cash and cash equivalents were $7,705,773 at December 31, 2011, compared with $8,086,200 at December 31, 2010.

Capital Resources

As noted above, our present cash and cash equivalents are currently sufficient to meet our short-term operating needs. Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we may decide to undertake ourselves versus with a partner. We anticipate that any required funds for our operating and development needs in 2014 and beyond may come from a partnership agreement or from the proceeds of public or private sales of equity or debt securities or the exercise of existing warrants and stock options outstanding. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds if necessary, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

Recent Accounting Pronouncements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of December 31, 2012, other than cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010 and January 2011 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Management conducted an assessment of our internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control – Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting at December 31, 2012 was effective.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is set forth below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Pharmaceuticals, Inc.

Knoxville, Tennessee

We have audited Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Provectus Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2012 and for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June  27, 2013, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

March 14, 2013

PROVECTUS PHARMACEUTICALS, INC.

By:	/s/ H. Craig Dees
H. Craig Dees, Ph.D.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ H. Craig Dees	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 14, 2013
H. Craig Dees, Ph.D.

/s/ Peter R. Culpepper	Chief Financial Officer (principal financial officer), Chief Operating Officer and Chief Accounting Officer	March 14, 2013
Peter R. Culpepper

/s/ Timothy C. Scott	President and Director	March 14, 2013
Timothy C. Scott

/s/ Jan Koe	Director	March 14, 2013
Jan Koe

/s/ Kelly M. McMasters	Director	March 14, 2013
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director	March 14, 2013
Alfred E. Smith, IV

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the years December 31, 2012, 2011 and 2010, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2012	F-3

Consolidated Statements of Stockholders’ Equity for years ended December 31, 2012, 2011 and 2010, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Pharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Pharmaceuticals, Inc., a development stage company, as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2012 and for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2012 and for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 14, 2013

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,221,701	$7,705,773
Equipment and furnishings, less accumulated depreciation of $422,965 and $416,798, respectively	29,829	20,111
Patents, net of amortization of $6,789,497 and $6,118,377, respectively	4,925,948	5,597,068
Other assets	27,000	27,000

	$6,204,478	$13,349,952

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$243,435	$101,102
Accrued consulting expense	61,283	71,000
Other accrued expenses	206,706	90,622

Total Current Liabilities	511,424	262,724

Long-Term Liability
Warrant liability	1,299,570	3,067,488

Total Liabilities	1,810,994	3,330,212

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; 2,478,185 and 3,531,665 shares issued and outstanding, respectively; liquidation preference $0.75 per share (in aggregate $1,896,117 and $2,702,134, respectively)	2,478	3,531
Common stock; par value $.001 per share; 200,000,000 shares authorized; 118,427,925 and 110,596,798 shares issued and outstanding, respectively	118,428	110,597
Paid-in capital	122,625,654	115,690,334
Deficit accumulated during the development stage	(118,353,076)	(105,784,722)

Total Stockholders’ Equity	4,393,484	10,019,740

	$6,204,478	$13,349,952

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2012
Revenues
OTC product revenue	$—	$—	$—	$25,648
Medical device revenue	—	—	—	14,109

Total revenues	—	—	—	39,757
Cost of sales	—	—	—	15,216

Gross profit	—	—	—	24,541
Operating expenses
Research and development	5,005,459	8,807,896	8,417,303	43,098,853
General and administrative	8,661,040	11,961,848	11,604,526	66,185,889
Amortization	671,120	671,120	671,120	6,789,497

Total operating loss	(14,337,619)	(21,440,864)	(20,692,949)	(116,049,698)
Gain on sale of fixed assets	—	—	—	55,075
Loss on extinguishment of debt	—	—	—	(825,867)
Investment income	1,347	1,527	1,202	653,217
Gain on change in fair value of warrant liability	1,767,918	2,004,638	2,139,645	5,912,201
Net interest expense	—	—	—	(8,098,004)

Net loss	$(12,568,354)	$(19,434,699)	$(18,552,102)	$(118,353,076)
Dividends on preferred stock	(183,187)	(247,008)	(10,407,867)	(10,838,062)

Net loss applicable to common shareholders	$(12,751,541)	$(19,681,707)	$(28,959,969)	$(129,191,138)

Basic and diluted loss per common share	$(0.11)	$(0.19)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	112,986,636	105,724,605	78,817,965

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31,2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250

Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820

Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	550,000	550	455,950	—	456,500
Issuance of warrants for services	—	—	—	—	1,512,026	—	1,512,026
Issuance of common stock and warrants pursuant to Regulation D	—	—	6,227,647	6,228	4,784,316	—	4,790,544
Preferred stock conversions into common stock	(1,053,480)	(1,053)	1,053,480	1,053	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the year ended 2012	—	—	—	—	—	(12,568,354)	(12,568,354)

Balance, at December 31, 2012	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484

See accompanying notes to consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2012
Cash Flows From Operating Activities
Net loss	$(12,568,354)	$(19,434,699)	$(18,552,102)	$(118,353,076)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,167	7,356	8,855	445,966
Amortization of patents	671,120	671,120	671,120	6,789,497
Amortization of original issue discount	—	—	—	3,845,721
Amortization of commitment fee	—	—	—	310,866
Amortization of prepaid consultant expense	—	—	—	1,295,226
Amortization of deferred loan costs	—	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	—	(373,295)
Loss on extinguishment of debt	—	—	—	825,867
Loss on exercise of warrants	—	—	—	236,146
Beneficial conversion of convertible interest	—	—	—	55,976
Convertible interest	—	—	—	389,950
Compensation through issuance of stock options	183,028	3,368,950	3,759,650	14,397,729
Compensation through issuance of stock	—	—	—	932,000
Issuance of stock for services	456,500	332,750	856,613	9,053,511
Issuance of warrants for services	1,512,026	945,116	1,141,593	6,196,569
Issuance of warrants for contractual obligations	—	—	—	985,010
Gain on sale of equipment	—	—	—	(55,075)
Gain on change in fair value of warrant liability	(1,767,918)	(2,004,638)	(2,139,645)	(5,912,201)
(Increase) decrease in assets
Increase (decrease) in liabilities
Accounts payable	142,333	(317,375)	198,226	239,790
Accrued expenses	106,367	(769,640)	324,362	417,619

Net cash used in operating activities	(11,258,731)	(17,201,060)	(13,731,328)	(76,014,620)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	—	180,075
Capital expenditures	(15,885)	(6,147)	—	(89,920)
Proceeds from investments	—	—	—	37,010,481
Purchases of investments	—	—	—	(36,637,186)

Net cash provided by (used in) investing activities	(15,885)	(6,147)	—	463,450

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	—	174,000
Proceeds from convertible debt	—	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	—	—	8,908,131	8,908,131
Net proceeds from sales of common stock and warrants	4,790,544	9,759,969	6,766,239	42,814,521
Proceeds from exercises of warrants and stock options	—	6,623,311	2,905,980	21,078,014
Cash paid to retire convertible debt	—	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	—	(170,519)
Purchase and retirement of common stock	—	—	—	(48,000)
Net proceeds from sale of non-controlling interest in Pure-ific Corporation	—	443,500	—	443,500

Net cash provided by financing activities	4,790,544	16,826,780	18,580,350	76,772,871

Net change in cash and cash equivalents	$(6,484,072)	$(380,427)	$4,849,022	$1,221,701
Cash and cash equivalents, at beginning of period	$7,705,773	$8,086,200	$3,237,178	$—

Cash and cash equivalents, at end of period	$1,221,701	$7,705,773	$8,086,200	$1,221,701

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Reclassification of warrant liability to equity due to exercise of warrants	$—	$485,467	$197,700

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

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Patents at December 31, 2012 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 4-9 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next four years and $659,000 in 2017.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2012, 2011 or 2010. Tax years going back to 2009 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2012, 2011 and 2010, respectively, are 30,038,017, 25,119,247 and 15,422,719 from warrants, 15,140,956, 14,890,956 and 11,907,622 from options, and 2,478,185, 3,531,665 and 5,389,998 from convertible preferred shares. Included in the weighted average number of common shares outstanding are 2,048,671 common shares committed to be issued but not outstanding at December 31, 2010.

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2012 include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. At December 31, 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2012 include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

Stock-Based Compensation

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments at date of issuance and is expensed on a straight-line basis. The Company utilizes the Black-Scholes option-pricing model for purposes of estimating the fair value of each stock option on the date of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant. Accordingly fair value is determined on the grant date.

Subsequent Events

Management assesses subsequent events through the issue date of the financial statements.

Recent Accounting Pronouncements

None.

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

3. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee on a month-to-month basis. Rent expense was $55,378, $55,382 and $55,378 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Employee Agreements

On July 1, 2012, the Company entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Chief Technology Officer, and Chief Financial Officer and Chief Operating Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $1,000,000 over six months, which is the remainder of the current employment agreements at December 31, 2012. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by the Company without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during their performance of services under the agreement.

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

During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended June 30, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,500. During the three months ended September 30, 2012, the Company issued 225,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $184,750. During the three months ended December 31, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $47,250. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date, determined using the Black-Scholes option-pricing model.

(b) In February 2002, the Company sold 50,000 shares of common stock to a related party in exchange for proceeds of $25,000.

(c) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

(d) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly-owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company’s stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company’s stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued. In 2007, the remaining 10,000 warrants were forfeited. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2012 and 2011, none of these targets have been met and accordingly, no costs have been recorded.

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

During the three months ended March 31, 2012, the Company issued 1,003,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $475,668. During the three months ended March 31, 2012, 1,500 warrants expired. During the three months ended June 30, 2012, the Company issued 454,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $183,908. During the three months ended June 30, 2012, 4,368,644 warrants expired. During the three months ended September 30, 2012, the Company issued 1,732,135 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $721,753. During the three months ended September 30, 2012, 122,833 warrants expired. During the three months ended December 31, 2012, the Company issued 452,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $130,697. During the three months ended December 31, 2012, 987,667 warrants expired. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2012 ranged from $0.24 to $0.47.

There are no provisions or obligations that would require the Company to cash settle any of its outstanding warrants. The equity classification of certain of the Company’s warrants is appropriate considering that these warrants provide the counterparties the right to purchase a fixed number of shares at a fixed price and the terms are not subject to any potential adjustments. Certain warrants have been classified as liabilities since they contain certain anti-dilution provisions pursuant to which future issuances or deemed issuances of warrants, in certain circumstances as defined in the agreement, without consideration or for consideration per share less than the applicable exercise price in effect immediately prior to such issue, will result in the exercise price of the warrants being reduced to the consideration per share received by the Company for such deemed issue. Warrants classified as liabilities in 2011 and 2010 are further discussed in footnotes 4(f), 4(i) and 10.

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

In January 2011, the Company directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, the Company may, in our sole discretion, direct Lincoln Park to purchase up to an additional $29,950,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. However, under a securities purchase agreement that the Company entered into on January 13, 2011, described below, the Company agreed not to draw down on the Lincoln Park purchase agreement until on or after November 16, 2011.

On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, or 2,181,821 shares, Series B Warrants to purchase up to 70% of the shares of common stock, or 3,818,185 shares, and Series C Warrants to purchase up to 28% of the common stock, or 1,527,273 shares. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ ASC 815 “), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability was then revalued at each quarter ended March 31, June 30, September 30 and December 31, 2011 and 2012. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised for $1,400,001, resulting in 1,497,528 common shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. During the three months ended June 30, 2011, the remainder of the Series B Warrants was exercised for $2,171,801, resulting in 2,320,857 shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. For the year ended December 31, 2011 there was a gain recognized from the revaluation of the warrant liability of $1,457,639. At December 31, 2012, the Series A Warrants and the Series C Warrants exercise price of $1.12 per share was reduced to $0.675 per share due to a new issuance price, net of commissions, from a private offering of common stock and warrants to accredited investors during the three months ended December 31, 2012 and pursuant to their exercise price reset provision. For the year ended December 31, 2012 there was a gain recognized from the revaluation of the warrant liability of $495,338.

On April 20, 2011, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,615,300. The Company accepted subscriptions, in the aggregate, for 4,120,803 shares of common stock, one year warrants to purchase 2,060,402 shares of common stock, and five year warrants to purchase 2,060,402 shares of common stock. Investors received one year warrants and five year warrants, in each case, to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company used the proceeds, after deducting offering expenses of approximately $25,000, for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year warrants to purchase 649,518 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended December 31, 2011, the Company completed a private offering of common stock in its Pure-ific Corporation subsidiary and warrants to accredited investors for gross proceeds of $500,000. The Company sold 666,666 Units in its Pure-ific Corporation subsidiary which totaled a 33 percent ownership in the subsidiary as of December 31, 2011 and 500,000 warrants to purchase 500,000 shares of the Company at an exercise price of $1.25 per share with a five year term. Since at the time of the sale and as of December 31, 2012 and 2011, the carrying value of the net assets in Pure-ific Corporation was $0 and the Company has legal rights to retain the proceeds from the offering, no value was ascribed to the non-controlling interest in the subsidiary. Also, since the Company maintains a controlling interest in Pure-ific Corporation, the sale was accounted for as an equity transaction. The Company intends to use the proceeds, after deducting offering expenses of approximately $56,500, to spin-off Pure-ific Corporation as a new publicly traded Company. Network 1 Financial Securities, Inc. served as placement agent for the offering.

During the three months ended June 30, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,077,796. The Company accepted subscriptions, in the aggregate, for 1,855,176 shares of common stock, and five year warrants to purchase 1,855,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year fully vested warrants to purchase 371,035 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,379,365. The Company accepted subscriptions, in the aggregate, for 3,172,486 shares of common stock, and five year warrants to purchase 3,172,486 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $279,317 and issued five year fully vested warrants to purchase 317,249 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $710,000. The Company accepted subscriptions, in the aggregate, for 946,666 shares of common stock, and five year warrants to purchase 946,666 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $97,300 and issued five year fully vested warrants to purchase 94,667 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

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

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. The warrant liability was initially recorded on March 11, 2010 for $3,651,241 which is the value of the warrants issued on that date based on the Monte-Carlo Simulation model. The warrant liability was then revalued at each quarter ended March 31, June 30, September 30 and December 31, 2010, 2011 and 2012. On April 27, 2010 an additional warrant liability was recorded for $1,039,500 which is the value of warrants issued on that date based on the Monte-Carlo Simulation model. In November 2010, 901,664 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warranty liability to this amount. The adjusted fair value of the warrants exercised of $197,700 was reclassified into additional paid-in capital. For the year ended December 31, 2010 there was a gain recognized from the revaluation the warranty liability of $2,139,645. For the year ended December 31, 2011 there was a gain recognized from the revaluation of the warrant liability of $546,999. For the year ended December 31, 2012 there was a gain recognized from the revaluation of the warrant liability of $1,272,580.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital. At March 31, 2010, the Company recognized dividends of $34,794 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2010, the Company issued 40,478 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2010. At June 30, 2010, the Company recognized dividends of $219,391 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2010, the Company issued 179,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2010. At September 30, 2010, the Company recognized dividends of $111,484 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2010, the Company issued 118,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2010. At December 31, 2010, the Company recognized dividends of $79,748 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011. At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011. At June 30, 2011, the Company recognized dividends of $64,224 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In July 2011, the Company issued 63,043 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2011. At September 30, 2011, the Company recognized dividends of $59,465 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In October 2011, the Company issued 64,273 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2011. At December 31, 2011, the Company recognized dividends of $53,385 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012. At March 31, 2012, the Company recognized dividends of $50,631 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2012, the Company issued 58,490 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 16, 2012. At June 30, 2012, the Company recognized dividends of $51,194 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2012, the Company issued 61,424 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 16, 2012. At September 30, 2012, the Company recognized dividends of $43,884 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2012, the Company issued 69,222 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2012. At December 31, 2012, the Company recognized dividends of $37,478 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013.

During the three months ended September 30, 2010 there were 5,836,661 shares of the Company’s preferred stock that converted into 5,836,661 shares of the Company’s common stock. During the three months ended December 31, 2010 there were 2,056,665 shares of the Company’s preferred stock that converted into 2,056,665 shares of the Company’s common stock. During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock. During the three months ended June 30, 2011 there were 671,665 shares of the Company’s redeemable preferred stock that converted into 671,665 shares of the Company’s common stock. During the three months ended September 30, 2011 there were 370,000 shares of the Company’s redeemable preferred stock that converted into 370,000 shares of the Company’s common stock. During the three months ended December 31, 2011 there were 316,667 shares of the Company’s redeemable preferred stock that converted into 316,667 shares of the Company’s common stock. During the three months ended March 31, 2012 there were 100,000 shares of the Company’s redeemable preferred stock that converted into 100,000 shares of the Company’s common stock. During the three months ended September 30, 2012 there were 490,000 shares of the Company’s redeemable preferred stock that converted into 490,000 shares of the Company’s common stock. During the three months ended December 31, 2012 there were 463,480 shares of the Company’s redeemable preferred stock that converted into 463,480 shares of the Company’s common stock.

5. Stock Incentive Plan and Warrants

The Company maintains two long-term incentive compensation plans, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provided for the issuance of 18,450,000 shares of common stock pursuant to stock options, and the 2012 Stock Plan, which provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights and long-term performance awards granted to key employees and directors of and consultants to the Company.

Options granted under the 2002 Stock Plan were either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. Options granted under the 2012 Stock Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

For stock options granted to employees during 2012, 2011 and 2010, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Weighted average fair value per options granted	$0.73	$0.78	$0.88
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25%	0.25%
Expected stock price volatility	83% – 87%	87% – 91%	91% – 94%
Expected option life (years)	10	10	10

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

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results for the year ended December 31, 2012, is $183,028 of stock-based compensation expense which relates to the fair value of stock options vested in 2012. Included in the results for the year ended December 31, 2011, is $3,368,950 of stock-based compensation expense which related to the fair value of stock options vested in 2011. Included in the results for the year ended December 31, 2010, is $3,759,650 of stock-based compensation expense which relates to the fair value of stock options vested in 2010.

The following table summarizes the options granted, exercised, outstanding and exercisable as of December 31, 2010, 2011 and 2012:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,623,843	$0.32 –1.50	$0.95
Granted	4,250,000	$1.00 –1.16	$1.01
Exercised	(966,221)	$0.62 –1.10	$0.92
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2010	11,907,622	$0.32 –1.50	$0.98

Outstanding at January 1, 2011	11,907,622	$0.32 –1.50	$0.98
Granted	4,300,000	$0.93 –1.04	$0.94
Exercised	(1,316,666)	$0.32 –1.00	$0.86
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2011	14,890,956	$0.32 –1.50	$0.98

Outstanding at January 1, 2012	14,890,956	$0.32 –1.50	$0.98
Granted	250,000	$0.84 –0.93	$0.86
Exercised	—	—	—
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2012	15,140,956	$0.32 –1.50	$0.97

The following table summarizes information about stock options outstanding at December 31, 2012 in order of issuance from oldest to newest.

Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2012	Exercisable Weighted Average Exercise Price
$0.32	18,750	0.58 years	$0.32	18,750	$0.32
$0.60	50,000	0.58 years	$0.60	50,000	$0.60
$1.10	789,624	1.17 years	$1.10	789,624	$1.10
$0.95	100,000	1.42 years	$0.95	100,000	$0.95
$1.25	100,000	1.50 years	$1.25	100,000	$1.25
$0.64	600,000	2.00 years	$0.64	600,000	$0.64
$0.75	722,582	2.42 years	$0.75	722,582	$0.75
$0.94	575,000	2.92 years	$0.94	575,000	$0.94
$1.02	4,135,000	3.50 years	$1.02	4,135,000	$1.02
$1.50	200,000	4.50 years	$1.50	200,000	$1.50
$1.16	50,000	5.42 years	$1.16	50,000	$1.16
$1.00	150,000	5.50 years	$1.00	150,000	$1.00
$1.04	250,000	6.50 years	$1.04	250,000	$1.04
$1.16	250,000	7.50 years	$1.16	250,000	$1.16
$1.00	3,000,000	7.50 years	$1.00	3,000,000	$1.00
$1.04	250,000	8.50 years	$1.04	250,000	$1.04
$0.99	50,000	8.50 years	$0.99	50,000	$0.99
$0.93	3,600,000	8.67 years	$0.93	3,600,000	$0.93
$0.93	50,000	9.38 years	$0.93	50,000	$0.93
$0.84	250,000	9.50 years	$0.84	250,000	$0.84

	15,140,956	5.58 years	$0.97	15,140,956	$0.97

The weighted-average grant-date fair value of options granted during 2012 was $0.73. There were no options exercised during the year ended December 31, 2012.

The weighted-average grant-date fair value of options granted during 2011 was $0.78. The total intrinsic value of options exercised during the year ended December 31, 2011 which were in the money was $108,583.

The weighted-average grant-date fair value of options granted during 2010 was $0.88. The total intrinsic value of options exercised during the year ended December 31, 2010 which were in the money was $143,702.

The following is a summary of nonvested stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	—	$—
Granted	250,000	$0.73
Vested	(250,000)	$0.73
Canceled	—	—

Nonvested at December 31, 2012	—	$—

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2012. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2012	15,140,956	$4,500

The following table summarizes the warrants granted, exercised, outstanding and exercisable as of December 31, 2010, 2011 and 2012.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2010	22,147,554	$0.75 – 2.00	$1.02
Granted	9,781,037	$0.95 – 1.50	$1.02
Exercised	(6,191,473)	$0.94 – 1.25	$0.98
Forfeited	(10,314,399)	$0.94 – 1.75	$0.95

Outstanding and exercisable at December 31, 2010	15,422,719	$0.75 – 2.00	$1.09

Outstanding at January 1, 2011	15,422,719	$0.75 – 2.00	$1.09
Granted	14,484,601	$0.94 – 2.00	$1.15
Exercised	(3,820,185)	$0.90 – 0.94	$0.93
Forfeited	(967,888)	$0.75 – 2.00	$1.06

Outstanding and exercisable at December 31, 2011	25,119,247	$0.91 – 2.00	$1.15

Outstanding at January 1, 2012	25,119,247	$0.91 – 2.00	$1.15
Granted	10,399,414	$0.68 – 1.50	$1.00
Exercised	—	—	—
Forfeited	(5,480,644)	$0.91 – 1.50	$1.29

Outstanding and exercisable at December 31, 2012	30,038,017	$0.68 – 2.00	$1.05

The following table summarizes information about warrants outstanding at December 31, 2012.

Exercise Price	Number Outstanding and Exercisable at December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.68	3,709,094	3.00	$0.68
$0.95	982,401	1.87	$0.95
$1.00	14,391,256	2.81	$1.00
$1.12	3,296,536	2.87	$1.12
$1.15	160,000	2.50	$1.15
$1.25	5,848,729	2.76	$1.25
$1.45	80,000	2.50	$1.45
$1.50	1,170,001	3.17	$1.50
$1.75	200,000	3.00	$1.75
$2.00	200,000	3.25	$2.00

	30,038,017	2.81	$1.05

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

The Company paid one non-employee member of the board $54,000 for consulting services performed as of December 31, 2012. The Company paid another non-employee member of the board $75,000 for consulting services performed as of December 31, 2012 and issued 100,000 fully vested warrants in exchange for services. Consulting costs charged to operations were $47,520 for the services for which these warrants were issued. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. The Company paid a third non-employee member of the board $75,000 for consulting services performed as of December 31, 2012.

8. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

	2012		2011		2010
Years Ended December 31,	Amount	%	Amount	%	Amount	%
Federal statutory rate	$(4,273,000)	(34.0)	$(6,608,000)	(34.0)	$(6,308,000)	(34.0)
State taxes	(566,000)	(4.5)	(874,000)	(4.5)	(835,000)	(4.5)
Adjustment to valuation allowance	4,596,000	36.5	6,406,000	33.0	6,118,000	33.0
Non-deductible compensation	924,000	7.0	1,848,000	9.5	1,848,000	10.0
Gain on warrant liability	(681,000)	(5.0)	(772,000)	(4.0)	(823,000)	(4.5)

Actual tax benefit	$—	—	$—	—	$—	—

The components of the Company’s deferred income taxes are summarized below:

December 31,	2012	2011
Deferred tax assets
Net operating loss carry-forwards	$26,980,000	$24,023,000
Stock-based compensation	6,245,000	5,447,000
Warrants for services	3,839,000	3,257,000

Deferred tax asset	37,064,000	32,727,000
Deferred tax liabilities
Patent amortization	(1,896,000)	(2,155,000)
Valuation allowance	(35,168,000)	(30,572,000)

Net deferred taxes	$—	$—

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $72.0 million, expiring in 2022 through 2032. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved. If the Company determines that there were net operating losses acquired, any realization of a deferred tax asset would be reflected as a tax benefit.

The Company has determined that there are no uncertain tax positions as of December 31, 2012 or 2011 and does not expect any significant change within the next year.

9. 401(K) Profit Sharing Plan

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries. In September 2010, the Company terminated the Cash Balance Defined Benefit Plan and Trust (the “Plan”) for its employees. There was an immaterial settlement charge that was not recorded after the termination of the Plan. The Company transferred approximately $1,353,000 in assets from the Plan to the 401(K) Profit Sharing Plan of the Company which was formed in the three months ended September 30, 2010. Company contributions to the 401(K) Profit Sharing Plan are discretionary. Contributions made by the Company in 2010 totaled approximately $497,000 and include the amounts originally contributed to the Plan in 2010. Contributions made by the Company in 2011 totaled approximately $130,000. Contributions made by the Company in 2012 totaled approximately $132,000 and are included in other accrued expenses.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants. Significant assumptions used at December 31, 2012 for the 2010 warrants include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 for the 2010 warrants include a weighted average term of 3.2 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.595%. Significant assumptions used at December 31, 2012 for the 2011 Series A and C Warrants include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2011 for the 2011 Series A and C Warrants include a weighted average term of 4.0 years, a 5% probability that the warrant exercise price would be reset, volatility of 66.69% and a risk free interest rate of 0.83%. As of December 31, 2011, there was no warrant liability for the Series B Warrants because they had all been exercised.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2012	$1,299,570	$—	$—	$1,299,570
Warrant liability at December 31, 2011	$3,067,488	$—	$—	$3,067,488

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2011 to December 31, 2012 follows:

Balance at January 1, 2011	$2,353,396
Issuance of warrants	3,204,197
Net gain included in earnings	(2,004,638)
Exercise of warrants	(485,467)

Balance at December 31, 2011	$3,067,488

Balance at January 1, 2012	$3,067,488
Issuance of warrants	—
Net gain included in earnings	(1,767,918)
Exercise of warrants	—

Balance at December 31, 2012	$1,299,570

11. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements. On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of Units at a purchase price of $0.75 per Unit. Each Unit consists of one share of Series A 8% convertible preferred stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The Company will use the net proceeds of the private placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes. The Company entered into a Placement Agent’s Agreement dated March 11, 2013, with Network 1 Financial Securities, Inc. (“Network 1”) as placement agent, which allows for the sale of the Company’s common stock at a purchase price of $0.75 per share and 100% warrant coverage to purchase shares of common stock at an exercise price of $1.00 per share. The Company also entered into a Placement Agent’s Agreement, dated March 11, 2013, with Network 1 as placement agent, which allows for the sale of Units, each Unit consisting of the right to receive shares of common stock of up to four wholly-owned subsidiaries of the Company and a warrant to purchase three-fourths ( 3/4) of one share of the Company’s common stock.

Subsequent to year end, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,620,634. The Company accepted subscriptions, in the aggregate, for 3,494,179 shares of common stock, and five year warrants to purchase 3,494,179 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $340,682 and issued five year fully vested warrants to purchase 349,418 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

12. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2012 and 2011:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$—	$—	$—	$—
Total operating loss	(4,205)	(4,285)	(3,594)	(2,253)
Other income (expense), net	(263)	453	1,247	332

Net loss	(4,468)	(3,833)	(2,347)	(1,921)
Dividends on preferred stock	(50)	(51)	(44)	(38)

Net loss applicable to common stockholders	$(4,518)	$(3,884)	$(2,391)	$(1,959)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	110,775	112,267	113,167	115,948

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$—	$—	$—	$—
Total operating loss	(4,193)	(5,379)	(7,471)	(4,398)
Other income (expense), net	(811)	844	1,028	945

Net loss	(5,004)	(4,535)	(6,443)	(3,453)
Dividends on preferred stock	(70)	(64)	(59)	(54)

Net loss applicable to common stockholders	$(5,074)	$(4,599)	$(6,502)	$(3,507)

Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.06)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	97,991	105,794	109,100	110,017

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Provectus Pharmaceuticals, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003), as amended by Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 8, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on January 12, 2010), as amended by Certificate of Amendment filed with the Secretary of State of the State of Nevada on August 31, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-3 filed on July 2, 2012).

3.2	Certificate of Designation for the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

3.3	Certificate of Designation for the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on February 28, 2013).

3.4	By-laws, as amended, of the Company (incorporated by reference to Exhibit 3.1(ii) of the Company’s quarterly report on Form 10-KSB filed on March 20, 2008).

4.1	Specimen certificate for the Company’s common shares, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.3	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Warrant issued to Lincoln Park Capital, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.6	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

4.7	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.1*	Amended and Restated 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and H. Craig Dees (incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.5	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

10.6	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

10.7	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.8	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.9	Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.10	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.11*†	Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated July 1, 2012.

10.12*†	Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated July 1, 2012.

10.13*†	Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated July 1, 2012.

10.14*†	Executive Employment Agreement by and between the Company and Peter Culpepper dated July 1, 2012.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 16, 2011).

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.