Form 10-Q
period 2013-03-31
PROVECTUS PHARMACEUTICALS INC
filed 2013-05-10
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of April 30, 2013 was 126,397,398. The number of shares outstanding of the issuer’s 8% convertible preferred stock, par value $.001 per share, as of April 30, 2013 was 1,481,665. The number of shares outstanding of the issuer’s Series A 8% convertible preferred stock, par value $.001 per share, as of April 30, 2013 was 3,400,001.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed;

•

our determination, based on guidance of the FDA, whether to proceed with or without a partner with a Phase 3 trial of PV-10 to treat metastatic melanoma and the costs associated with such a trial, and whether Breakthrough Therapy Designation acceptance is viable;

•

our determination whether to license PV-10, our metastatic melanoma drug product candidate, and other solid tumors such as liver cancer, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat metastatic melanoma and other solid tumors such as liver cancer; and

•

our ability to raise additional capital if we determine to commercialize PH-10 and/or PV-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$4,318,150	$1,221,701
Prepaid expenses and other current assets	140,784	—

Total Current Assets	4,458,934	1,221,701
Equipment and furnishings, less accumulated depreciation of $424,515 and $422,965	28,279	29,829
Patents, net of amortization of $6,957,277 and $6,789,497, respectively	4,758,168	4,925,948
Other assets	27,000	27,000

	$9,272,381	$6,204,478

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$49,891	$243,435
Accrued compensation and payroll taxes	79,635	—
Accrued consulting expense	61,282	61,283
Other accrued expenses	103,932	206,706

Total Current Liabilities	294,740	511,424

Long-Term Liability
Warrant liability	3,521,030	1,299,570

Total Liabilities	3,815,770	1,810,994

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized including; 8% convertible preferred stock, 1,885,185 and 2,478,185 shares issued and outstanding, respectively, liquidation preference $0.75 (in aggregate $1,435,810 and $1,896,117, respectively); Series A 8% convertible preferred stock, 3,400,001 shares issued and outstanding in 2013, liquidation preference $0.75 (in aggregate $2,579,064)	5,285	2,478
Common stock; par value $.001 per share; 200,000,000 authorized; 124,550,960 and 118,427,925 shares issued and outstanding, respectively	124,551	118,428
Paid-in capital	127,850,033	122,625,654
Deficit accumulated during the development stage	(122,523,258)	(118,353,076)

Total Stockholders’ Equity	5,456,611	4,393,484

	$9,272,381	$6,204,478

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative Amounts from January 17, 2002 (Inception) Through March 31, 2013
Revenues
OTC product revenue	$—	$—	$25,648
Medical device revenue	—	—	14,109

Total revenues	—	—	39,757
Cost of sales	—	—	15,216

Gross profit	—	—	24,541
Operating expenses
Research and development	740,516	1,565,433	43,839,369
General and administrative	2,338,403	2,471,721	68,524,292
Amortization	167,780	167,780	6,957,277

Total operating loss	(3,246,699)	(4,204,934)	(119,296,397)
Gain on sale of fixed assets	—	—	55,075
Loss on extinguishment of debt	—	—	(825,867)
Investment income	27	520	653,244
(Loss) gain on change in fair value of warrant liability	(923,510)	(263,164)	4,988,691
Net interest expense	—	—	(8,098,004)

Net loss	(4,170,182)	(4,467,578)	(122,523,258)
Dividends on preferred stock	(1,076,934)	(50,631)	(11,914,996)

Net loss applicable to common shareholders	$(5,247,116)	$(4,518,209)	$(134,438,254)

Basic and diluted loss per common share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	120,702,172	110,775,171

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	550,000	550	455,950	—	456,500
Issuance of warrants for services	—	—	—	—	1,512,026	—	1,512,026
Issuance of common stock and warrants pursuant to Regulation D	—	—	6,227,647	6,228	4,784,316	—	4,790,544
Preferred stock conversions into common stock	(1,053,480)	(1,053)	1,053,480	1,053	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the year ended 2012	—	—	—	—	—	(12,568,354)	(12,568,354)

Balance, at December 31, 2012	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484
Issuance of stock for services	—	—	75,000	75	48,675	—	48,750
Issuance of warrants for services	—	—	—	—	409,640	—	409,640
Issuance of common stock and warrants pursuant to Regulation D	—	—	5,455,035	5,455	3,517,414	—	3,522,869
Issuance of preferred stock and warrants pursuant to Regulation D	3,400,001	3,400	—	—	1,248,650	—	1,252,050
Preferred stock conversions into common stock	(593,000)	(593)	593,000	593	—	—	—
Net loss for the three months ended March 31, 2013	—	—	—	—	—	(4,170,182)	(4,170,182)

Balance, at March 31, 2013	5,285,186	$5,285	124,550,960	$124,551	$127,850,033	$(122,523,258)	$5,456,611

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative Amounts from January 17, 2002 (Inception) through March 31, 2013
Cash Flows From Operating Activities
Net loss	$(4,170,182)	$(4,467,578)	$(122,523,258)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,550	1,278	447,516
Amortization of patents	167,780	167,780	6,657,277
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	—	—	14,397,729
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	48,750	160,000	9,102,261
Issuance of warrants for services	409,640	475,668	6,606,209
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Loss (gain) on change in fair value of warrant liability	923,510	263,164	(4,988,691)
Change in assets and liabilities
Prepaid expenses and other current assets	(140,784)	(53,784)	(140,784)
Accounts payable	(193,544)	211,856	46,246
Accrued expenses	(23,140)	452,013	394,479

Net cash used in operating activities	(2,976,420)	(2,789,603)	(78,991,040)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	—	(15,885)	(89,920)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	—	(15,885)	463,450

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	2,550,000	—	11,458,131
Net proceeds from sales of common stock and warrants	3,522,869	—	46,337,390
Proceeds from exercises of warrants and stock options	—	—	21,078,014
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)
Net proceeds from sale of non-controlling interest in Pure-ific Corporation	—	—	443,500

Net cash provided by financing activities	6,072,869	—	82,845,740

Net change in cash and cash equivalents	$3,096,449	$(2,805,488)	$4,318,150
Cash and cash equivalents, at beginning of period	1,221,701	7,705,773	—

Cash and cash equivalents, at end of period	$4,318,150	$4,900,285	$4,318,150

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2013 and 2012, respectively, relate to 43,169,822 and 26,120,747 from warrants, 15,140,956 and 14,890,956 from options, and 5,285,186 and 3,431,665 from convertible preferred shares.

4. Equity Transactions

(a) During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $48,750. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000.

(b) During the three months ended March 31, 2013, the Company issued 1,924,973 warrants to consultants in exchange for services. Consulting costs charged to operations were $409,640. During the three months ended March 31, 2013, 859,833 warrants were forfeited. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. During the three months ended March 31, 2012, the Company issued 1,003,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $475,668. During the three months ended March 31, 2012, 1,500 warrants were forfeited.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 and 2012, there was a loss recognized from the revaluation of the warrant liability of $311,062 and $148,364, respectively.

During the three months ended March 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,045,510. The Company accepted subscriptions, in the aggregate, for 5,394,013 shares of common stock, and five year warrants to purchase 7,277,264 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $522,640 and issued five year fully vested warrants to purchase 539,401 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

(d) In March and April 2010, the Company had an issuance of 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 and 2012, there was a loss recognized from the revaluation of the warrant liability of $446,698 and $114,800, respectively.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013. At March 31, 2013, the Company recognized dividends of $21,921 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2013 there were 593,000 shares of the Company’s redeemable preferred stock that converted into 593,000 shares of the Company’s common stock.

(e) On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of Units at a purchase price of $0.75 per Unit. Each Unit consists of one share of Series A 8% Convertible Preferred Stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The total Series A 8% Convertible Preferred Stock issued was 3,400,001 shares, and the total warrants were 4,250,000. The Company will use the net proceeds of the private placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

The Company determined that warrants issued in February, 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The fair value of the warrants recorded from the February 2013 issuance was $1,297,950 resulting in a beneficial conversion amount of $1,025,950. The beneficial conversion has been recorded as a deemed dividend as of March 31, 2013 and is included in dividends on preferred stock on the consolidated statements of operations. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $165,750.

Dividends on the Series A 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock although is required to pay the initial dividends due in cash. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. At March 31, 2013, the Company recognized dividends of $29,063 which are included in dividends on preferred stock on the consolidated statement of operations.

5. Related Party Transaction

The Company paid one non-employee member of the board $6,000 for consulting services performed as of March 31, 2013 and 2012.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at March 31, 2013 for the 2010 warrants include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 59.1% and a risk free interest rate of 0.25%. Significant assumptions used at March 31, 2013 for the 2011 warrants include a weighted average term of 2.8 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 59.1% and a risk free interest rate of 0.25%. Significant assumptions used at March 31, 2013 for the 2013 warrants include a weighted average term of 4.9 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 66.7% and a risk free interest rate range of 0.25% to 0.77%.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at March 31, 2013	$3,521,030	$—	$—	$3,521,030
Warrant liability at December 31, 2012	$1,299,570	$—	$—	$1,299,570

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2013 to March 31, 2013 follows:

Balance at January 1, 2013	$1,299,570
Issuance of warrants	1,297,950
Net loss included in earnings	923,510
Exercise of warrants	—

Balance at March 31, 2013	$3,521,030

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which will result in one or more license transactions with pharmaceutical and or biotech partners. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenues

We had no revenue during the three months ended March 31, 2013 and 2012.

Research and Development

Research and development costs of $740,516 for the three months ended March 31, 2013 included payroll of $334,155, consulting and contract labor of $263,970, legal of $26,564, insurance of $75,000, lab supplies and pharmaceutical preparations of $21,355, rent and utilities of $17,922, and depreciation expense of $1,550. Research and development costs of $1,565,433 for the three months ended March 31, 2012 included payroll of $937,578, consulting and contract labor of $549,767, legal of $30,120, insurance of $12,500, lab supplies and pharmaceutical preparations of $15,389, rent and utilities of $18,801, and depreciation expense of $1,278. The decrease in payroll is the result of no bonuses being paid during the quarter ended March 31, 2013. The decrease in consulting and contract labor is due to decreased costs of current preclinical and clinical trial activity.

General and Administrative

General and administrative expenses decreased by $133,318 in the three months ended March 31, 2013 to $2,338,403 from $2,471,721 for the three months ended March 31, 2012. General and administrative expenses were very similar for both periods, although payroll expense was lower for the three months ended March 31, 2013 versus the three months ended March 31, 2012 as a result of no bonuses being paid during the quarter ended March 31, 2013.

Investment Income

Investment income was insignificant in both the three months ended March 31, 2013 and 2012.

Loss on change in fair value of warrant liability

Loss on change in fair value of warrant liability increased by $660,346 in the three months ended March 31, 2013 to $923,510 from $263,164 for the three months ended March 31, 2012. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and Footnote 6 to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $4,318,150 at March 31, 2013, compared with $1,221,701 at December 31, 2012. The increase of approximately $3,100,000 was due primarily to sales of common stock, preferred stock and warrants to purchase common stock in the quarter ended March 31, 2013.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at March 31, 2013 and additionally in 2013 will be sufficient to meet our current and planned operating needs until well into 2014 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Lincoln Park Capital Fund, LLC (the “Fund”) to purchase up to an additional $29,950,000 of our common stock per an existing agreement with the Fund.

We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and primarily the geographic licensure of PV-10 on the basis of our Phase 2 metastatic melanoma and Phase 1 liver results in certain areas of the world, as well as pursuing a strategic investment strategy, including equity sales to potential pharmaceutical and/or biotech partners. In addition, the data now available from Moffitt Cancer Center in Tampa, Florida has been particularly helpful in supporting our development plans with both the FDA and prospective partners. The geographic areas of interest for PV-10 principally include China, India, Japan and Middle East and North Africa (MENA). We are also considering the global licensure of PV-10 as well since it has come to our attention that this is of interest to potential partners. We also expect to continue with the majority stake asset sale and licensure of our non-core assets. However, the primary objective of ours is to strategically monetize the core value of PV-10 and PH-10 through various transactions, leveraging value creation up to and including an appropriate Merger and Acquisition transaction.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Form 10-K.

New Accounting Pronouncements

None.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of March 31, 2013. We are currently leasing on a month-to-month basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2013, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013, the Company issued 1,924,973 warrants to consultants in exchange for services.

During the three months ended March 31, 2013, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,045,510. The Company accepted subscriptions, in the aggregate, for 5,394,013 shares of common stock, and five year warrants to purchase 7,277,264 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $522,640 and issued five year fully vested warrants to purchase 539,401 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of Units at a purchase price of $0.75 per Unit. Each Unit consists of one share of Series A 8% convertible preferred stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The total Series A 8% convertible preferred stock issued was 3,400,001 shares, and the total warrants issued were 4,250,000.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D thereunder as transactions not involving a public offering.

The Company has used and intends to use the net proceeds of these issuances for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

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

PROVECTUS PHARMACEUTICALS, INC.

May 9, 2013	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.