Form 10-Q
period 2013-09-30
PROVECTUS PHARMACEUTICALS INC
filed 2013-11-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of September 30, 2013, was 139,974,331. The number of shares outstanding of the registrant’s 8% convertible preferred stock, par value $.001 per share, as of September 30, 2013, was 746,666. The number of shares outstanding of the registrant’s Series A 8% convertible preferred stock, par value $.001 per share, as of September 30, 2013, was 2,958,334.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our Phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed;

•	our determination, based on guidance of the Food and Drug Administration (FDA), whether to proceed with or without a partner with a Phase 3 trial of PV-10 to treat recurrent melanoma and the costs associated with such a trial, unless the path to approval of PV-10 is accelerated, and whether Breakthrough Therapy Designation acceptance is viable and enables an accelerated path;

•	our determination whether to license PV-10, our recurrent melanoma drug product candidate, and other solid tumors such as liver cancer and cancers metastatic to the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat recurrent and metastatic melanoma and other solid tumors such as liver cancer and cancers metastatic to the liver; and

•	our ability to raise additional capital if we determine to commercialize PH-10 and/or PV-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$8,253,591	$1,221,701
Prepaid expenses and other current assets	45,284	—

Total Current Assets	8,298,875	1,221,701
Equipment and furnishings, less accumulated depreciation of $427,615 and $422,965	31,829	29,829
Patents, net of amortization of $7,292,837 and $6,789,497, respectively	4,422,608	4,925,948
Other assets	27,000	27,000

	$12,780,312	$6,204,478

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$202,464	$243,435
Accrued compensation and payroll taxes	98,720	—
Accrued consulting expense	61,282	61,283
Other accrued expenses	180,001	206,706

Total Current Liabilities	542,467	511,424
Long-Term Liability
Warrant liability	3,514,622	1,299,570

Total Liabilities	4,057,089	1,810,994

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized including; 8% convertible preferred stock, 746,666 and 2,478,185 shares issued and outstanding, respectively, liquidation preference $0.75 (in aggregate $570,585 and $1,896,117, respectively); Series A 8% convertible preferred stock, 2,958,334 shares issued and outstanding in 2013, liquidation preference $0.75 (in aggregate $2,246,855)	3,705	2,478
Common stock; par value $.001 per share; 250,000,000 authorized; 139,974,331 and 118,427,925 shares issued and outstanding, respectively	139,974	118,428
Paid-in capital	138,032,870	122,625,654
Deficit accumulated during the development stage	(129,453,326)	(118,353,076)

Total Stockholders’ Equity	8,723,223	4,393,484

	$12,780,312	$6,204,478

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative Amounts from January 17, 2002 (Inception) Through September 30, 2013
Revenues
OTC product revenue	$—	$—	$—	$—	$25,648
Medical device revenue	—	—	—	—	14,109

Total revenues	—	—	—	—	39,757
Cost of sales	—	—	—	—	15,216

Gross profit	—	—	—	—	24,541
Operating expenses
Research and development	1,296,654	1,129,921	2,815,519	4,352,940	45,914,372
General and administrative	2,185,756	2,296,637	6,864,865	7,228,225	73,050,754
Amortization	167,780	167,780	503,340	503,340	7,292,837

Total operating loss	(3,650,190)	(3,594,338)	(10,183,724)	(12,084,505)	(126,233,422)
Gain on sale of fixed assets	—	—	—	—	55,075
Loss on extinguishment of debt	—	—	—	—	(825,867)
Investment income	293	310	576	1,325	653,793
(Loss) gain on change in fair value of warrant liability	(902,798)	1,246,917	(917,102)	1,435,898	4,995,099
Net interest expense	—	—	—	—	(8,098,004)

Net loss	(4,552,695)	(2,347,111)	(11,100,250)	(10,647,282)	(129,453,326)
Dividends on preferred stock	(38,690)	(43,884)	(1,188,648)	(145,709)	(12,026,710)

Net loss applicable to common shareholders	$(4,591,385)	$(2,390,995)	$(12,288,898)	$(10,792,991)	$(141,480,036)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.10)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	131,573,656	113,166,988	126,503,388	112,073,836

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250
Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820
Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	550,000	550	455,950	—	456,500
Issuance of warrants for services	—	—	—	—	1,512,026	—	1,512,026
Issuance of common stock and warrants pursuant to Regulation D	—	—	6,227,647	6,228	4,784,316	—	4,790,544
Preferred stock conversions into common stock	(1,053,480)	(1,053)	1,053,480	1,053	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the year ended 2012	—	—	—	—	—	(12,568,354)	(12,568,354)

Balance, at December 31, 2012	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484
Issuance of stock for services	—	—	475,000	475	311,525	—	312,000
Issuance of warrants for services	—	—	—	—	1,527,518	—	1,527,518
Exercise of warrants and stock options	—	—	43,750	44	20,956	—	21,000
Issuance of common stock and warrants pursuant to Regulation D	—	—	18,854,470	18,854	12,185,320	—	12,204,174
Issuance of preferred stock and warrants pursuant to Regulation D	3,400,001	3,400	—	—	1,248,650	—	1,252,050
Preferred stock conversions into common stock	(2,173,186)	(2,173)	2,173,186	2,173	—	—	—
Dividends on preferred stock	—	—	—	—	(29,063)	—	(29,063)
Employee compensation from stock options	—	—	—	—	142,310	—	142,310
Net loss for the nine months ended September 30, 2013	—	—	—	—	—	(11,100,250)	(11,100,250)

Balance, at September 30, 2013	3,705,000	$3,705	139,974,331	$139,974	$138,032,870	$(129,453,326)	$8,723,223

See accompanying notes to condensed consolidated financial statements.

PROVECTUS PHARMACEUTICALS, INC.

(A Development-Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative Amounts from January 17, 2002 (Inception) through September 30, 2013
Cash Flows From Operating Activities
Net loss	$(11,100,250)	$(10,647,282)	$(129,453,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,650	4,579	450,616
Amortization of patents	503,340	503,340	7,292,837
Amortization of original issue discount	—	—	3,845,721
Amortization of commitment fee	—	—	310,866
Amortization of prepaid consultant expense	—	—	1,295,226
Amortization of deferred loan costs	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	(373,295)
Loss on extinguishment of debt	—	—	825,867
Loss on exercise of warrants	—	—	236,146
Beneficial conversion of convertible interest	—	—	55,976
Convertible interest	—	—	389,950
Compensation through issuance of stock options	142,310	183,028	14,540,039
Compensation through issuance of stock	—	—	932,000
Issuance of stock for services	312,000	409,250	9,365,511
Issuance of warrants for services	1,527,518	1,381,329	7,724,087
Issuance of warrants for contractual obligations	—	—	985,010
Gain on sale of equipment	—	—	(55,075)
Loss (gain) on change in fair value of warrant liability	917,102	(1,435,898)	(4,995,099)
Change in assets and liabilities
Prepaid expenses and other current assets	(45,284)	(16,284)	(45,284)
Accounts payable	(40,971)	179,513	198,819
Accrued expenses	72,014	1,512,859	489,633

Net cash used in operating activities	(7,707,571)	(7,925,566)	(83,722,191)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	180,075
Capital expenditures	(6,650)	(15,885)	(96,570)
Proceeds from sales of investments	—	—	37,010,481
Purchases of investments	—	—	(36,637,186)

Net cash (used in) provided by investing activities	(6,650)	(15,885)	456,800

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	174,000
Proceeds from convertible debt	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	2,550,000	—	11,458,131
Net proceeds from sales of common stock and warrants	12,204,174	2,077,796	55,018,695
Proceeds from exercises of warrants and stock options	21,000	—	21,099,014
Cash paid for preferred dividends	(29,063)	—	(29,063)
Cash paid to retire convertible debt	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	(747,612)
Premium paid on extinguishments of debt	—	—	(170,519)
Purchase and retirement of common stock	—	—	(48,000)
Net proceeds from sale of non-controlling interest in Pure-ific Corporation	—	—	443,500

Net cash provided by financing activities	14,746,111	2,077,796	91,518,982

Net change in cash and cash equivalents	$7,031,890	$(5,863,655)	$8,253,591
Cash and cash equivalents, at beginning of period	1,221,701	7,705,773	—

Cash and cash equivalents, at end of period	$8,253,591	$1,842,118	$8,253,591

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2013 and 2012, respectively, relate to 66,238,507 and 26,042,116 from warrants, 15,322,206 and 15,140,956 from options, and 3,705,000 and 2,941,665 from convertible preferred shares.

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

During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250. During the three months ended September 30, 2012, the Company issued 225,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $184,750.

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

During the three months ended September 30, 2013, the Company issued 442,000 warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013, 136,500 warrants were forfeited. During the three months ended September 30, 2012, the Company issued 1,732,135 warrants to consultants in exchange for services. Consulting costs charged to operations were $721,753. During the three months ended September 30, 2012, 122,833 warrants were forfeited.

As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 and 2012, there was a loss recognized from the revaluation of the warrant liability of $311,062 and $148,364, respectively. For the three months ended June 30, 2013 and 2012, there was a gain recognized from the revaluation of the warrant liability of $221,149 and $222,546, respectively. For the three months ended September 30, 2013 there was a loss recognized from the revaluation of the warrant liability of $337,244. For the three months ended September 30, 2012, there was a gain recognized from the revaluation of the warrant liability of $429,818.

During the three months ended March 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,045,510. The Company accepted subscriptions, in the aggregate, for 5,394,013 shares of common stock and five year warrants to purchase 7,277,264 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $522,640 and issued five year fully vested warrants to purchase 539,401 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended June 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,641,501. The Company accepted subscriptions, in the aggregate, for 3,522,001 shares of common stock and five year warrants to purchase 5,283,003 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $314,173, accrued $32,500 at June 30, 2013 which was paid in July 2013 and issued five year fully vested warrants to purchase 352,200 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

(d) In March and April 2010, the Company had an issuance of 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% convertible preferred stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 and 2012, there was a loss recognized from the revaluation of the warrant liability of $446,698 and $114,800, respectively. For the three months ended June 30, 2013 and 2012, there was a gain recognized from the revaluation of the warrant liability of $399,057 and $229,599, respectively. For the three months ended September 30, 2013 there was a loss recognized from the revaluation of the warrant liability of $275,279. For the three months ended September 30, 2012, there was a gain recognized from the revaluation of the warrant liability of $817,099.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. In January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013. At March 31, 2013, the Company recognized dividends of $21,921 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended March 31, 2013 there were 593,000 shares of the Company’s redeemable preferred stock that converted into 593,000 shares of the Company’s common stock. In April 2013, the Company issued 29,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2013. At June 30, 2013, the Company recognized dividends of $22,164 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended June 30, 2013 there were 403,520 shares of the Company’s redeemable preferred stock that converted into 403,520 shares of the Company’s common stock. In July 2013, the Company issued 34,598 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $10,586 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended September 30, 2013 there were 734,999 shares of the Company’s redeemable preferred stock that converted into 734,999 shares of the Company’s common stock.

(e) On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of Units at a purchase price of $0.75 per Unit. Each Unit consists of one share of Series A 8% Convertible Preferred Stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The total Series A 8% Convertible Preferred Stock issued was 3,400,001 shares, and the total warrants were 4,250,000. The Company used the net proceeds of the private placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

The Company determined that warrants issued in February, 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The fair value of the warrants recorded from the February 2013 issuance was $1,297,950 resulting in a beneficial conversion amount of $1,025,950. The beneficial conversion has been recorded as a deemed dividend as of March 31, 2013 and is included in dividends on preferred stock on the consolidated statements of operations. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $165,750. For the three months ended June 30, 2013 there was a gain recognized from the revaluation of the warrant liability of $289,000. For the three months ended September 30, 2013 there was a loss recognized from the revaluation of the warrant liability of $290,275.

Dividends on the Series A 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock although was required to pay the initial dividends due in cash. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. At March 31, 2013, the Company recognized dividends of $29,063 which are included in dividends on preferred stock on the consolidated statement of operations and were paid in April 2013. At June 30, 2013, the Company recognized dividends of $50,860 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2013, the Company issued 79,401 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $28,104 which are included in dividends on preferred stock on the consolidated statement of operations. During the three months ended September 30, 2013 there were 441,667 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 441,667 shares of the Company’s common stock.

On June 23, 2013, our agreement with Lincoln Park Capital Fund, LLC expired. On July 22, 2013 the Company entered into a Purchase Agreement with Alpha Capital Anstalt pursuant to which the Company may, in the Company’s sole discretion, direct the purchase up to $30,000,000 of the Company’s common stock over the 30-month term of the Purchase Agreement. From time to time during the term of the Purchase Agreement, the Company may, in its sole discretion direct the purchase up to 100,000 shares of the Company’s common stock at a per share purchase price equal to the lesser of (i) the lowest sale price of the Company’s common stock reported on the OTCQB on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. The Company may, under certain circumstances, at its discretion, increase the amount of common stock that it sells on each purchase date. The committed obligation under any single regular purchase shall not exceed $250,000, unless the parties mutually agree to increase the dollar amount of any regular purchase. In no event may Alpha Capital Anstalt purchase shares of the Company’s common stock for less than $0.75 per share. In consideration of entering into the Purchase Agreement and making the commitment to purchase the Purchase Shares, the Company issued 250,000 shares of the Company’s common stock to Alpha Capital Anstalt. Costs charged to operations for this commitment fee were $162,500. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without cost to the Company.

5. Stock-Based Compensation

One employee of the Company exercised 18,750 options at an exercise price of $0.32 per share of common stock for $6,000 and 25,000 options at an exercise price of $0.60 per share of common stock for $15,000 during the three months ended June 30, 2013. One former non-employee member of the board forfeited 25,000 stock options on May 29, 2013. On August 19, 2013, the Company issued 250,000 stock options to its re-elected members of the board. All of the stock options issued in 2013 vest on the date of grant and have an exercise price equal to the fair market price on the date of issuance. On May 14, 2012, the Company issued 50,000 stock options to a newly appointed member of the board. On June 28, 2012, the Company issued 200,000 stock options to its re-elected members of the board. All of the stock options issued in 2012 vest on the date of grant and have an exercise price equal to the fair market price on the date of issuance.

The compensation cost relating to stock options issued in 2013 is measured based on the fair value of the stock options issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results of operations for both the three and nine months ended September 30, 2013 is $142,310 of stock-based compensation expense which relates to the fair value of stock options. Included in the results of operations for the three and nine months ended September 30, 2012 is $0 and $183,028, respectively, of stock-based compensation expense which relates to the fair value of stock options.

The following is a summary of nonvested stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	250,000	$0.57
Vested	(250,000)	$0.57
Canceled	—	—

Nonvested at September 30, 2013	—	$—

As of September 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

6. Related Party Transaction

The Company paid one non-employee member of the board $48,000 for consulting services performed as of September 30, 2013. The Company paid another non-employee member of the board $75,000 for consulting services performed as of September 30, 2013. The Company paid a third non-employee member of the board $75,000 for consulting services performed as of September 30, 2013.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at March 31, 2013 for the 2010 warrants include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 59.1% and a risk free interest rate of 0.25%. Significant assumptions used at June 30, 2013 for the 2010 warrants include a weighted average term of 1.7 years, a 5% probability that the warrant exercise price would be reset, volatility range of 55.7% to 56.5% and a risk free interest rate of 0.36%. Significant assumptions used at September 30, 2013 for the 2010 warrants include a weighted average term of 1.5 years, a 5% probability that the warrant exercise price would be reset, volatility range of 59.0% to 59.4% and a risk free interest rate of 0.33%. Significant assumptions used at March 31, 2013 for the 2011 warrants include a weighted average term of 2.8 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 59.1% and a risk free interest rate of 0.25%. Significant assumptions used at June 30, 2013 for the 2011 warrants include a weighted average term of 2.5 years, a 5% probability that the warrant exercise price would be reset, volatility of 59.1% and a risk free interest rate of 0.66%. Significant assumptions used at September 30, 2013 for the 2011 warrants include a weighted average term of 2.3 years, a 5% probability that the warrant exercise price would be reset, volatility of 58.6% and a risk free interest rate range of 0.33% to 0.63%. Significant assumptions used at March 31, 2013 for the 2013 warrants include a weighted average term of 4.9 years, a 5% probability that the warrant exercise price would be reset, volatility range of 58.0% to 66.7% and a risk free interest rate range of 0.25% to 0.77%. Significant assumptions used at June 30, 2013 for the 2013 warrants include a weighted average term of 4.7 years, a 5% probability that the warrant exercise price would be reset, volatility of 64.6% and a risk free interest rate of 1.41%. Significant assumptions used at September 30, 2013 for the 2013 warrants include a weighted average term of 4.4 years, a 5% probability that the warrant exercise price would be reset, volatility of 64.3% and a risk free interest rate of 1.39%.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at September 30, 2013	$3,514,622	$—	$—	$3,514,622
Warrant liability at December 31, 2012	$1,299,570	$—	$—	$1,299,570

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2013 to September 30, 2013 follows:

Balance at January 1, 2013	$1,299,570
Issuance of warrants	1,297,950
Net loss included in earnings	917,102
Exercise of warrants	—

Balance at September 30, 2013	$3,514,622

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report, which updates those risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

We had no revenue during the three and nine months ended September 30, 2013 and 2012.

Research and Development

Research and development costs of $1,296,654 for the three months ended September 30, 2013 included payroll of $411,119, consulting and contract labor of $451,024, legal of $93,515, insurance of $61,049, lab supplies and pharmaceutical preparations of $258,756, rent and utilities of $19,641, and depreciation expense of $1,550. Research and development costs of $1,129,921 for the three months ended September 30, 2012 included payroll of $302,064, consulting and contract labor of $670,449, legal of $62,568, insurance of $60,228, lab supplies and pharmaceutical preparations of $13,122, rent and utilities of $19,864, and depreciation expense of $1,626. The decrease in consulting and contract labor is due to decreased costs of current preclinical and clinical trial activity. The increase in lab supplies and pharmaceutical preparations is the result of securing drug substance and drug product for pivotal clinical studies with the newly patented synthesis of Rose Bengal.

Research and development costs of $2,815,519 for the nine months ended September 30, 2013 included payroll of $1,135,095, consulting and contract labor of $1,006,049, legal of $174,539, insurance of $148,549, lab supplies and pharmaceutical preparations of $290,921, rent and utilities of $55,716, and depreciation expense of $4,650. Research and development costs of $4,352,940 for the nine months ended September 30, 2012 included payroll of $2,258,622, consulting and contract labor of $1,737,376, legal of $178,236, insurance of $85,228, lab supplies and pharmaceutical preparations of $32,564, rent and utilities of $56,335, and depreciation expense of $4,579. The decrease in payroll is the result of no bonuses being paid during the nine months ended September 30, 2013. The decrease in consulting and contract labor is due to decreased costs of current preclinical and clinical trial activity. The increase in lab supplies and pharmaceutical preparations is the result of securing drug substance and drug product for pivotal clinical studies with the newly patented synthesis of Rose Bengal.

General and Administrative

General and administrative expenses decreased by $110,881 in the three months ended September 30, 2013 to $2,185,756 from $2,296,637 for the three months ended September 30, 2012. General and administrative expenses were very similar for both periods, although investor relations expense decreased slightly in the three months ended September 30, 2013.

General and administrative expenses decreased by $363,360 in the nine months ended September 30, 2013 to $6,864,865 from $7,228,225 for the nine months ended September 30, 2012. General and administrative expenses were very similar for both periods, although payroll expense was lower for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012 as a result of no bonuses being paid during 2013.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2013 and 2012.

Loss on change in fair value of warrant liability

Loss on change in fair value of warrant liability increased by $2,149,715 in the three months ended September 30, 2013 to a loss of $902,798 from a gain of $1,246,917 for the three months ended September 30, 2012. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d), 4(e) and Footnote 7 to the financial statements.

Loss on change in fair value of warrant liability increased by $2,353,000 in the nine months ended September 30, 2013 to a loss of $917,102 from a gain of $1,435,898 for the nine months ended September 30, 2012. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d), 4(e) and Footnote 7 to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $8,253,591 at September 30, 2013, compared with $1,221,701 at December 31, 2012. The increase of approximately $7 million was due primarily to sales of common stock, preferred stock and warrants to purchase common stock in the nine months ended September 30, 2013.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at September 30, 2013, together with approximately $6 million received in the three months ending December 31, 2013 due to sales of common stock and warrants, will be sufficient to meet our current and planned operating needs until 2015 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to $30,000,000 of our common stock per an existing agreement with Investor.

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

We are also considering the global licensure of PV-10 as well since it has come to our attention that this is of interest to potential partners. We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 and PH-10 via a secure electronic data room that is monitored 24 hours a day, seven days a week and houses formal data submissions to the FDA as well as various corporate governance related documents.

We also expect to continue with the majority stake asset sale and licensure of our non-core assets. However, the primary objective of the Company is to strategically monetize the core value of PV-10 and PH-10 through various transactions, leveraging value creation up to and including an appropriate merger and acquisition transaction that includes upfront cash and acquirer stock in exchange for Company ownership as well as a contingency value right to facilitate potential upside post-acquisition. We believe regulatory clarity is determined by specifying the expected approval pathways of both PV-10 and PH-10. This may include the potential for breakthrough therapy designation for PV-10 to treat metastatic melanoma and an accelerated approval path for PV-10 to treat refractory recurrent melanoma. Such clarity will help facilitate transactions with potential partners. Additionally, the existing and forthcoming mechanism of action related clinical and nonclinical data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners.

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

New Accounting Pronouncements

None.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have no lease commitments as of September 30, 2013. We are currently leasing on a month-to-month basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of September 30, 2013, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See notes 4 and 7 of interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

In April 2013, the Company’s Board of Directors established a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee has begun its investigation and proceedings in the case have been stayed pending the conclusion of the committee’s investigation. In view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Such risk factors should be considered carefully with the information provided elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. On July 22, 2013 the Company entered into a Purchase Agreement with Alpha Capital Anstalt. In consideration of entering into the Purchase Agreement and making the commitment to purchase the Purchase Shares, the Company issued 250,000 shares of the Company’s common stock to Alpha Capital Anstalt.

During the three months ended September 30, 2013, the Company issued 442,000 warrants to consultants in exchange for services.

During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D thereunder as transactions not involving a public offering.

The Company has used and intends to use the net proceeds of these issuances for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS PHARMACEUTICALS, INC.

November 11, 2013	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.