Form 10-K
period 2013-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2014-03-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-09410

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2013 was $77,150,241 (computed on the basis of $0.65 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 7, 2014 was 172,450,253.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 16, 2014.

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

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation formed in 2002, together with its six wholly owned subsidiaries and one majority owned subsidiary managed on a consolidated basis, referred to herein as “we,” “us,” and “our,” is a development-stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. Our goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. We develop and intend to license or market and sell our two prescription drug candidates, PV-10 and PH-10. We also hold patents and other intellectual property which we believe may be used in over-the-counter products, which we refer to as OTC products, and various other non-core technologies. We have transferred all our intellectual property related to OTC products and non-core technologies to our subsidiaries and have designated such subsidiaries as non-core to our primary business of developing our oncology and dermatology prescription drug candidates.

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

The table below sets forth our two drug candidates and our progress in developing those candidates for these indications:

PV-10 Melanoma

•    Prepare for Breakthrough Therapy Designation request 2013 into 2014

•    Finalized Phase 2 data October 2012 and September 2013

•    End-of-Phase 2 FDA meeting April 2010, March 2011, and October 2011

•    Phase 2 study completed May 2010

•    Phase 2 treatments completed September 2009

•    Phase 2 recruitment completed May 2009

•    Phase 2 study initiated September 2007

•    Orphan drug status January 2007

PH-10 Psoriasis

•    Toxicity study research and development for advanced studies 2012, 2013 and into 2014

•    Phase 2c randomized study final data collection February 2012

•    Phase 2c randomized study initiated December 2010 and completed August 2011

•    Phase 2 study completed April 2010

•    Phase 2 recruitment completed October 2009

•    Replacement Phase 2 initiated July 2009 due to dose regimen change

•    Phase 2 study initiated November 2007

PH-10 Atopic Dermatitis

•    Toxicity study research and development for advanced studies 2012, 2013 and into 2014

•    Phase 2 study completed September 2009

•    Phase 2 recruitment completed June 2009

•    Phase 2 study initiated June 2008

PV-10 Breast Cancer

•    Assessing further development 2013 and 2014 in conjunction with Moffitt Cancer Center research

•    Phase 1 study completed July 2008

•    Phase 1 initial cohort treatment completed April 2006

•    Phase 1 study initiated October 2005

PV-10 Liver Metastasis	• Phase 1 protocol expansion September 2012 through 2013 into 2014 • Orphan drug status April 2011 • Phase 1 patient accrual and treatment completed January 2011
• Phase 1 study initiated October 2009

PV-10 Mechanism of Action	—	Moffitt Cancer Center initiates Phase 1 feasibility study to detect immune cell infiltration into melanomas treated by PV-10 in January 2013 into 2014

In addition to clinical trials, patients enrolled in the compassionate use or expanded access program for PV-10 are also receiving PV-10 treatments.

Oncology (PV-10)

We believe our prescription drug candidate PV-10 may afford competitive advantage compared to currently available options for the treatment of certain types of cancer. We are developing PV-10, a sterile injectable form of rose bengal disodium (Rose Bengal), for direct injection into tumors. It is an immuno-chemoablative agent that when injected intralesionally is tantamount to an “in situ” vaccination following acute and durable necrosis of diseased tissue. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We have conducted Phase 1 and Phase 2 studies of PV-10 for the treatment of recurrent and metastatic melanoma, and Phase 1 studies of PV-10 for the treatment of liver and breast cancers, each of which are described in more detail below.

Recurrent Melanoma

A Type C meeting was held with the FDA’s Division of Oncology Products 2 on December 16, 2013. The purpose of the meeting was to determine which of the available paths that our novel investigational oncology drug PV-10 will take in pursuit of initial FDA approval and commercialization. PV-10, a 10% solution of rose bengal disodium, is designed to selectively target and destroy cancer cells without harming surrounding healthy tissue, while inducing a secondary tumor-specific immune response. As a result of this meeting, we will submit data from its Phase 2 study in a formal breakthrough therapy designation (BTD) request, and should receive a decision within 60 days of receipt of that request.

With the passage of the Food and Drug Administration Safety and Innovation Act (FDASIA) in July 2012, the Food and Drug Administration (FDA) was given powerful expedited tools to speed patient access to innovative medicines for serious or life-threatening conditions. FDASIA initiatives such as breakthrough therapy designation are designed to accelerate approval for new drugs that show preliminary clinical evidence of a large treatment effect. A key feature of BTD authorizes the FDA to take steps to ensure that the design of the clinical trials are as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment. Requests for BTD are reviewed and granted or rejected within 60 days of receipt. As we have previously reported, based on rapid tumor destruction in a positive Phase 2 trial in melanoma patients receiving PV-10 (protocol PV-10-MM-02), we sought input from the FDA regarding our current development plan. FDA guidance encourages sponsors to seek such advice prior to formal request for designation.

We believe that this meeting with the FDA is another significant step forward in streamlining the pathway to initial U.S. approval of PV-10 as the first local agent for recurrent locoregionally advanced melanoma. These patients suffer with troublesome, disfiguring disease that can persist for many years before presenting at distant sites. Our meeting with the FDA established the parameters for submission of a BTD request tailored to addressing the pressing needs of these patients.

The meeting and official meeting minutes provided valuable guidance on a number of issues surrounding the approval path of PV-10:

•	The FDA agreed with us that treatment of cutaneous and subcutaneous tumors in patients with locally advanced cutaneous melanoma (i.e., recurrent, in-transit or satellite melanoma that has not yet spread from the skin to distant sites) could provide clinical benefit to such patients, particularly if the measured objective responses in patients’ disease correlated to a demonstrated treatment effect on one or more symptoms of their disease (e.g., pain, infection or significant bleeding).

•	The FDA agreed to work with us to quantify symptom control in this patient population.

•	In reference to discussions on the potential for breakthrough therapy designation, “FDA advised Provectus to provide objective response rates with adequate information to evaluate the symptomatic treatment effects (e.g. pain, infection, bleeding) in patients presenting with locally advanced cutaneous melanoma who received PV-10 to all lesions.”

The Phase 2 study of PV-10 showed:

•	Among all 80 intent-to-treat melanoma patients, 26% achieved a complete response and another 25% achieved a partial response (shrinkage by at least 30%) of their injected study tumors (51% objective response rate, confidence interval 40-63%).

•	In the subgroup of melanoma patients that received PV-10 injection into all known disease (28 of the 80 ITT patients), 50% achieved a complete response (71% ORR, CI 51-87%).

•	In the subgroup of melanoma patients with locally advanced cutaneous melanoma that received PV-10 injection into all known disease or only had 1 or 2 designated bystander tumors untreated (54 of the 80 ITT patients), a complete response was achieved in 232 of 363 injected tumors (64% of lesions) with the vast majority of these tumors requiring only 1 or 2 injections.

These data show that if a tumor is accessible to PV-10 injection, the drug is likely to destroy that tumor. If approved, PV-10 would be the first tissue-sparing local therapy for recurrent melanoma.

We have continued to observe that the FDA may yet recommend and it may be in our best interest to undertake a small, short bridging study in patients where all tumor burden can be injected. This would allow more frequent dosing than was permitted in the Phase 2 study, presumably akin to the dosing schedule currently used to treat nearly 100 patients under our expanded access protocol, and allow symptomatic endpoints to be prospectively correlated with objective response criteria. We have $18 million in cash reserves and would not require additional capital or the resources of a partner to conduct such a study. If such a study is conducted, it also fits with needs for an international study supportive of licensure in Australia, Europe, China and India.

Non-specific local treatments that temporarily reduce tumor burden, such as surgery and radiation, are the most commonly used cancer therapies today. Furthermore, we believe our clinical and immunologic mechanism data show that it may be possible to delay or prevent melanoma metastasis to distant sites. Measurement of tumor shrinkage via objective response criteria has been considered direct clinical benefit in drug approvals for other skin cancers, and we believe a similar case can be made for PV-10 in locally advanced cutaneous melanoma. As advised by the FDA, we will submit data from the 28 patients in our Phase 2 study who had all existing disease treated in a formal BTD request, and should receive a decision within 60 days of receipt of that request.

While the rapid ablative effect immediately evident in patients treated with PV-10 highlights our path to initial approval, the bystander effect continues to be of scientific interest and studies to quantify systemic tumor-specific immune response in cancer patients are ongoing. This emerging understanding of the secondary effect of tumor ablation with PV-10 is an important foundation for future studies to assess the long-term impact of PV-10 on distant metastasis and possible combination strategies for use of PV-10 in the treatment of cancer patients with more advanced disease.

Ongoing immunologic mechanism of action studies at the Moffitt Cancer Center (Moffitt) have been conducted in 2011, 2012, 2013 and thus far in 2014 to characterize the systemic benefit of PV-10. A feasibility study to detect immune cell infiltration into melanomas treated by PV-10 was commenced in January 2013.

Initial data was presented at the 2012 Society of Surgical Oncology Annual Meeting, confirms that PV-10 immuno-chemoablation of melanoma lesions leads to a systemic response and the induction of systemic anti-tumor immunity. We are assessing whether emerging results from these ongoing studies can be used to support accelerated approval in the U.S. Additionally, data on PV-10 was presented by Moffitt in a poster presentation at the American Association for Cancer Research 2013 Annual Meeting in Washington, DC. The PV-10 combination therapy poster, based upon an abstract entitled “Combination of PV-10 immuno-chemoablation and systemic anti-CTLA-4 antibody therapy in murine models of melanoma,” authored by Eric Wachter, Savannah Blair, Jamie Singer and Craig Dees, was presented as well.

In August, 2013, Moffitt stated that a single injection (PV-10) may revolutionize melanoma treatment. In their initial study, researchers injected a single dose of PV-10 into mice with melanoma. The result was a significant reduction in the skin cancer lesions, as well as a sizable reduction in melanoma tumors that had spread to the lungs. The researchers said the dye solution appeared to produce a robust anti-tumor immune response and may be safer than existing immunological agents.

Moffitt is currently in the middle of their first human clinical trial of PV-10 for advanced melanoma patients. In addition to monitoring the response of injected melanoma tumors, Moffitt is also measuring the boost in the anti-tumor immune cells of patients after injection. The initial study appears in PLOS ONE, an open-access, peer-reviewed online journal.

On March 6, 2014, it was reported that PV-10 Immune Mechanism Data to Be Presented at the American Association for Cancer Research Annual Meeting by Moffitt Cancer Center via a Poster Presentation. The poster, based upon abstract #630, entitled “Induction of anti-melanoma immunity after intralesional ablative therapy,” authored by Hao Liu, Krithika Kodumudi, Amy Weber, Amod A. Sarnaik and Shari Pilon-Thomas, will be presented on Sunday, April 6, 2014.

We also report ongoing progress with our Compassionate Use Program for PV-10 for non-visceral cancers. With nearly 100 patients enrolled in six publicized centers across the U.S. and Australia, the protocol enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the Phase 2 trials. Its dosage is expected to serve as the blueprint for the treatment of recurrent melanoma in the potential short bridging study and upon potential approval.

We are continuing to assess whether we should conduct any additional work by ourselves, or when to partner with a larger company to further co-develop PV-10, as well as potential paths to accelerated and expedited approval in the U.S. and abroad, including in China and India.

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

In September 2012, we commenced an expansion of the Phase 1 study, which we continued in 2013 and thus far in 2014. Drug-drug metabolic interaction nonclinical studies of PV-10 and sorafenib provided the data to support additional work within the regulatory framework for this important indication. We plan to commence a potentially pivotal study in 2014. This study is potentially pivotal since it would be powered to enable accelerated approval under the auspices of a proposed Breakthrough Therapy Designation request for PV-10 to treat primary liver cancer.

We collaborated with XenoTech, a preclinical CRO and pioneer in collaborative research surrounding in vitro drug metabolism and pharmacokinetics (DMPK) services, in writing an article describing a study to determine the potential of rose bengal disodium to cause drug-drug interactions which has been published by Xenobiotica, a peer-reviewed scientific journal that publishes comprehensive research papers on pharmacokinetics (the study of distribution, metabolism, disposition and excretion of drugs). The published research indicated that the risk of PV-10 causing clinically relevant drug-drug interactions is likely minimal. PV-10, a 10% solution of rose bengal that is currently under clinical investigation as a novel cancer therapeutic, is designed to selectively target and destroy cancer cells without harming surrounding healthy tissue, minimizing the potential for systemic side effects.

The study was undertaken prior to initiation of the now ongoing testing of PV-10 plus sorafenib (cohort 2) in a clinical trial of PV-10 intralesional injection in hepatocellular carcinoma patients taking a stable dose of sorafenib. Sorafenib is a competitive inhibitor of cytochrome P450 (CYP) drug metabolism enzymes and is reliant on the UDP-glucuronosyltransferase (UGT) pathway for efficient clearance. CYP and UGT enzymes help to biotransform small lipophilic drugs like sorafenib into water-soluble excretable metabolites.

Provectus researchers collaborated with XenoTech’s experts to design the appropriate in vitro experiments necessary to assess the risk for potential liability when rose bengal is co-administered with other drugs in humans. Rose bengal, known for inducing singlet oxygen on exposure to light, can cause erroneous results in conventional in vitro test systems. These assay artifacts were shown to be test system dependent in DMPK studies. XenoTech scientists successfully tailored experiments to ascertain CYP and UGT inhibition potential in more appropriate model systems.

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

We are very pleased with the results of this Phase 1 clinical trial, a classic ascending dose study. Its goals were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011, 2012, 2013, and expect to do so in 2014. We are now in a position for a Phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10. We are evaluating potential for further development of PV-10 to treat recurrent breast cancer based on the published data provided by Moffitt as well as interest to address this important indication.

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

The protocol for the compassionate use program enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the Phase 2 trial of PV-10. Based on the success of the compassionate use program, its dose regimen is expected to serve as the blueprint for additional PV-10 clinical studies. The majority of patients enrolled in the program have been treated for melanoma, with other patients for other indications such as recurrent squamous cell carcinoma and scalp sarcoma.

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

The results of this study helped define the parameters necessary for the design of a pivotal Phase 3 trial, and it was an important milestone on the regulatory pathway leading towards commercialization. In addition, we’ve held discussions with a number of potential out licensing partners, and we believe this Phase 2c trial has further solidified the commercial viability of PH-10 in these discussions. We have also continued important toxicity study research and development in 2012, 2013 and thus far in 2014 to prepare for a successful Phase 3 study and to support a successful New Drug Approval filing.

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

Data from the subjects indicated that a substantial majority of subjects had improvement in the Eczema Area Severity Index (EASI) during four weeks of treatment. The treatments were generally well tolerated with no significant safety issues identified. At the four week interval substantial improvement was observed across all standard disease assessment scores. We have also continued important toxicity study research and development in 2012, 2013 and thus far in 2014 to prepare for continued development in this important indication and to support a successful New Drug Approval filing.

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

Research and development costs totaling $3,595,555 for 2013 included payroll of $1,459,057, consulting and contract labor of $1,317,472, lab supplies and pharmaceutical preparations of $310,160, legal of $262,720, insurance of $161,268, rent and utilities of $78,512, and depreciation expense of $6,366. Research and development costs totaling $5,005,459 for 2012 included payroll of $2,536,818, consulting and contract labor of $2,008,270, lab supplies and pharmaceutical preparations of $47,808, legal of $231,430, insurance of $97,728, rent and utilities of $77,238, and depreciation expense of $6,167. Research and development costs totaling $8,807,896 for 2011 included payroll of $6,182,147, consulting and contract labor of $2,238,765, lab supplies and pharmaceutical preparations of $57,467, legal of $161,068, insurance of $92,859, rent and utilities of $68,234, and depreciation expense of $7,356.

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

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date
5,829,448	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	November 3, 1998	October 30, 2016

5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents; see discussion under Medical Devices in Description of Business	November 10, 1998	October 30, 2016

5,998,597	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	December 7, 1999	October 30, 2016

6,042,603	Method for improved selectivity in photo-activation of molecular agents; see discussion under Medical Devices in Description of Business	March 28, 2000	October 30, 2016

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	December 21, 2018

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	December 10, 2019

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,519,076	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 11, 2003	October 30, 2016

6,525,862	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 25, 2003	October 30, 2016

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	September 9, 2023

6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	May 5, 2023

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date
7,036,516	Treatment of pigmented tissues using optical energy; see discussion under Medical Devices in Description of Business	May 2, 2006	January 28, 2020

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic agents for positron emission imaging; see discussion under Oncology in Description of Business	March 4, 2008	September 25, 2025

7,346,387	Improved selectivity in photo-activation and detection of molecular diagnostic agents; see discussion under Medical Devices in Description of Business	March 18, 2008	October 30, 2016

7,353,829	Improved methods and apparatus for multi-photon photo-activation of therapeutic agents; see discussion under Medical Devices in Description of Business	April 8, 2008	April 23, 2020

7,384,623	A radiosensitizer agent comprising tetrabromoerythrosin; see discussion under Oncology in Description of Business	June 10, 2008	August 25, 2019

7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	June 24, 2008	March 6, 2021

7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	October 2, 2025

7,427,389	Diagnostic agents for positron emission Imaging; see discussion under Oncology in Description of Business	September 23, 2008	July 7, 2026

7,648,695	Improved medicaments for chemotherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 19, 2010	July 6, 2021

7,863,047	Improved intracorporeal medicaments for photodynamic treatment of disease; see discussion under Dermatology in Description of Business	January 4, 2011	October 30, 2016

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease; see discussion under Dermatology in Description of Business	June 25, 2013	June 28, 2022

8,530,675	Process for the synthesis rose bengal and related xanthenes; see discussion under Oncology in Description of Business	September 10, 2013	July 13, 2031

8,557,298	Chemotherapeutic agents for cancer; see discussion under Oncology in Description of Business	October 15, 2013	June 23, 2020

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

Our executive officers are:

H. Craig Dees, Ph.D., 62, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelheim GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 55, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 51, currently serves as our Chief Technology Officer since May 14, 2012 and prior to that served as Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002 until May 14, 2012. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 54, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Equity Financing During 2013

During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $48,750. During the three months ended March 31, 2013, the Company issued 1,924,973 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $409,640. During the three months ended March 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,045,510. The Company accepted subscriptions, in the aggregate, for 5,394,013 shares of common stock and five year warrants to purchase 7,277,264 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $522,640 and issued five year fully vested warrants to purchase 539,401 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of units, at a purchase price of $0.75 per unit. Each Unit consisted of one share of Series A 8% convertible preferred stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The Company used the net proceeds of the Private Placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes. Subject to the terms and conditions of the Purchase Agreement, each of the Investors purchased, and the Company sold and issued, the Units. Each of the parties gave customary representations and warranties, and the Investors made certain representations and warranties concerning their suitability and their status as accredited investors. In accordance with the terms of the Purchase Agreement, the Company entered into a Registration Rights Agreement with each of the Investors (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to prepare and file with the SEC a registration statement on Form S-1 under the Securities Act of 1933 within 45 calendar days of the effective date of the Registration Rights Agreement covering the resale of the shares of Common Stock issued to the Investors (a) upon conversion of the Series A 8% Convertible Preferred Stock and (b) upon exercise of the Warrants. Pursuant to the Registration Rights Agreement, if (i) the Registration Statement is not filed with the SEC on or prior to the Filing Deadline, (ii) the Company fails to file with the SEC a request for acceleration of the Registration Statement within five trading days after the SEC notifies the Company that it will not review the Registration Statement or the Registration Statement will not be subject to further review, (iii) the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC with respect to the Registration Statement within 10 calendar days after receipt of comments or notice from the SEC that such amendment is required in order for the Registration Statement to be declared effective, (iv) the Registration Statement is not declared effective by the SEC on or prior to the 75th day after the effective date of the Registration Rights Agreement (or the 140th day after the effective date of the Registration Rights Agreement if the SEC determines to review the Registration Statement), or (v) the Company fails to continuously maintain the effectiveness of the Registration Statement, the Company will incur liquidated damages to the Investors on the date such failure occurs and on each monthly anniversary of the date such failure occurred until such failure is cured, in cash in an amount that is equal to the product of (A) 2.0% multiplied by (B) each Investor’s purchase price. The Registration Rights Agreement also contains mutual indemnifications by the Company and each Investor which the Company believes are customary for transactions of this type. Pursuant to the Purchase Agreement, the Company issued an aggregate of 3,400,001 shares of Series A 8% Convertible Preferred Stock to the Investors. The Series A 8% Convertible Preferred Stock has the rights, privileges, preferences and restrictions set forth in the Certificate of Designation filed with the Secretary of State of the State of Nevada on February 21, 2013. The Certificate

of Designation authorizes for issuance up to 5,000,000 shares of Series A 8% Convertible Preferred Stock. Under the Certificate of Designation, each share of Series A 8% Convertible Preferred Stock is convertible into one share of Common Stock, subject to adjustment, at the option of the holder at any time, or at the option of the Company, within one trading day after any such time that the volume-weighted average price of Common Stock exceeds $2.25 and the average daily trading volume exceeds 150,000 shares for 30 consecutive trading days. The right of holders of Series A 8% Convertible Preferred Stock to convert the Series A 8% Convertible Preferred Stock is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% after providing notice of such increase to the Company. Dividends on the Series A 8% Convertible Preferred Stock will accrue at an annual rate of 8% of the original issue price and will be payable on a quarterly basis. The Company must pay cash dividends on the Series A 8% Convertible Preferred Stock in certain circumstances but may elect to satisfy its obligation to pay quarterly dividends either in cash or by distribution of Common Stock if the Company satisfies certain conditions set forth in the Certificate of Designation. Subject to the beneficial ownership limitations, holders of the Series A 8% Convertible Preferred Stock will be entitled to vote together with the holders of Common Stock, and not as a separate class, on an as-converted basis, except as otherwise required by Nevada law and except for certain corporate actions for which holders of the Series A 8% Convertible Preferred Stock will vote as a separate class. The Certificate of Designation contains customary anti-dilution protection. In addition, for a period of five years after the first issuance of the Series A 8% Convertible Preferred Stock, if the Company issues or is deemed to have issued additional shares of Common Stock without consideration or for a consideration per share less than the applicable conversion price, which is initially $0.75 per share, then the conversion price of the Series A 8% Convertible Preferred Stock will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of Common Stock. The Series A 8% Convertible Preferred Stock ranks senior to the Common Stock and on parity with the Company’s existing 8% Convertible Preferred Stock with respect to distributions of assets upon liquidation, dissolution or winding up of the Company and the payment of dividends. Pursuant to the Purchase Agreement, the Company issued an aggregate of 4,250,000 Warrants to the Investors. The Warrants contain a cashless exercise provision and are immediately exercisable and will expire on the fifth anniversary of their issuance. The right of holders of Warrants to exercise Warrants for Common Stock will be subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% after providing notice of such increase to the Company. The Warrants contain customary anti-dilution protection. In addition, for a period of five years after the first issuance of Series A 8% Convertible Preferred Stock, if the Company issues or is deemed to have issued additional rights, options or warrants to subscribe for, purchase or otherwise acquire Common Stock or convertible securities without consideration or for a consideration per share less than the applicable exercise price, which is initially $1.00 per share, then the exercise price of the Warrants will be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional rights, options or warrants. The foregoing descriptions of the Purchase Agreement, the Registration Rights Agreement, the Securities, the Certificate of Designation and the transactions contemplated therein are qualified in their entirety by reference to the full text of such agreements and instruments, which are filed as exhibits hereto and are incorporated herein by reference. Such agreements and instruments have been included to provide investors and security holders with information regarding their terms. They are not intended to provide any other factual information about the Company. The transaction documents contain certain representations, warranties and indemnifications resulting from any breach of such representations or warranties. Investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts because they were made only as of the respective dates of such documents. In addition, information concerning the subject matter of the representations and warranties may change after the respective dates of such documents, and such subsequent information may not be fully reflected in the Company’s public disclosures. In January 2014, the remaining Series A 8% Convertible Preferred Stock was converted to shares of common stock, and there are currently no shares of Series A 8% Convertible Preferred Stock outstanding.

During the three months ended June 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $49,500. During the three months ended June 30, 2013, the Company issued 2,605,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $931,655. During the three months ended June 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,641,501. The Company accepted subscriptions, in the aggregate, for 3,522,001 shares of common stock and five year warrants to purchase 5,283,003 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $314,173, accrued $32,500 at June 30, 2013 which was paid in July 2013 and issued five year fully vested warrants to purchase 352,200 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250. During the three months ended September 30, 2013, the Company issued 442,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

During the three months ended December 31, 2013, the Company issued 275,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $214,000. During the three months ended December 31, 2013, the Company issued 209,473 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $259,306. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,820,588. The Company accepted subscriptions, in the aggregate, for 7,760,784 shares of common stock and five year warrants to purchase 11,641,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $747,302 and issued five year fully vested warrants to purchase 776,078 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,312,500. The Company accepted subscriptions, in the aggregate, for 1,750,000 shares of common stock and five year warrants to purchase 2,625,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $170,625 and issued five year fully vested warrants to purchase 175,000 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

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

Our company is a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2013, we have incurred net losses of $146 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

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

We may need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2015 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2015. However, we may need additional capital in 2015 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding Phase 2 atopic dermatitis and psoriasis results, which were significantly developed in 2012 and 2013. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to the licensure of PH-10, PV-10 and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. We intend, if necessary, to acquire additional funding through public or private equity or debt financings or other financing sources that may be available; however, our primary interest is to not enter into additional private placements. Nevertheless, additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our products, product candidates, and technologies that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

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

Our common stock has traded as low as $0.43 per share and as high as $2.59 per share during the period beginning on January 1, 2012 and ending on December 31, 2013. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

•	absence of meaningful earnings and ongoing need for external financing;

•	speculation inherent in the biotech small-cap industry;

•	a relatively thin trading market for our common stock, aside from December 2013 and thus far in 2014, which causes trades of small blocks of stock to have a significant impact on our stock price;

•	general volatility of the stock market and the market prices of other publicly-traded companies; and

•	investor sentiment regarding equity markets generally, including public perception of corporate ethics and governance and the accuracy and transparency of financial reporting.

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

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $5,000 per month, and the lease is on a month-to-month basis. We believe that these offices generally are adequate for our needs currently and in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS.

Except as described below, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

On January 2, 2013, Glenn Kleba (the “Plaintiff”) derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on the Plaintiff’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees the sole authority to grant himself and the other Executives cash bonuses that the Plaintiff alleges to be excessive.

In April 2013, the Company’s Board of Directors established a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. The Company has established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy.

On March 6, 2014, the Company filed a Joint Notice of Settlement (the “Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company, the parties to the Settlement are the Plaintiff and the Individual Defendants. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the Plaintiff has not admitted that any claims or allegations lack merit or foundation. By the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 Million of the cash bonuses they received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the term sheet, which sets forth the terms and conditions of the Settlement (the “Term Sheet”), the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 Million each; (B) to reimburse the Company for 25% of the actual costs incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Term Sheet; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Term Sheet also requires that each of the Executives enter into new employment agreements with the Company and that the Company adhere to certain corporate governance principles and processes in the future. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have the option to either (A) pay the Company $25,000 cash or (B) forfeit options to purchase 50,000 shares of the Company’s common stock. The Company, the Plaintiff and the Individual Defendants will release each other from any and all claims related to the Shareholder Derivative Lawsuit, as well as dismiss the Shareholder Derivative Lawsuit with prejudice upon the Company and the Individual Defendants entering into a formal settlement agreement.

The Settlement remains subject to approval by the Court after notice to the Company’s shareholders and a settlement hearing. The hearing on the terms of the proposed settlement will be held to determine whether: (1) the terms and conditions of the settlement provided for in the Settlement are fair, reasonable and adequate and in the best interest of the Company and its shareholders, (2) the judgment, as provided for in the Settlement, should be entered, and (3) the request of Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

During 2012, quotations for our common stock were reported on the OTC Bulletin Board under the symbol “PVCT.” In January 2013, our common stock ceased to be traded on the OTC Bulletin Board and is now trading on the OTC QB Marketplace operated by OTC Markets Group. Our trading symbol remains “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2012:

	High	Low
2013
First Quarter (January 1 to March 31)	$0.88	$0.55
Second Quarter (April 1 to June 30)	$0.80	$0.58
Third Quarter (July 1 to September 30)	$1.14	$0.58
Fourth Quarter (October 1 to December 31)	$2.59	$0.75
2012
First Quarter (January 1 to March 31)	$0.98	$0.83
Second Quarter (April 1 to June 30)	$0.93	$0.80
Third Quarter (July 1 to September 30)	$0.85	$0.63
Fourth Quarter (October 1 to December 31)	$0.67	$0.52

The closing price for our common stock on March 7, 2014 was $1.91. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 7, 2014, we had 2,809 shareholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors.

Stock Performance Graph

The following graph shows the changes, over the past five-year period, in the value of $100 invested in Provectus common stock, the NASDAQ Composite Total Return Index and a Peer group of companies composed of development stage, biopharmaceutical companies that have a focus on developing oncology compounds. The graph assumes that all dividends are reinvested. We changed the companies comprising the peer group index this year from the peer group of companies used in our performance graph in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) to correspond with the peer group of companies identified by our compensation consultant in connection with our compensation committee’s review of executive and director compensation during the year ended December 31, 2013. The graph below includes results for both the peer group used in the performance graph included in the 2012 10-K, as well as the new peer group.

	2008	2009	2010	2011	2012	2013
Provectus Biopharmaceuticals, Inc.	$100.00	$98.91	$102.17	$88.04	$60.87	$261.96
NASDAQ Composite-Total Returns	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
New Peer Group	$100.00	$131.01	$128.95	$119.37	$136.92	$118.17
Old Peer Group	$100.00	$136.96	$154.39	$150.83	$185.41	$151.54

Recent Sales of Unregistered Securities

During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $48,750. During the three months ended March 31, 2013, the Company issued 1,924,973 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $409,640. During the three months ended March 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,045,510. The Company accepted subscriptions, in the aggregate, for 5,394,013 shares of common stock and five year warrants to purchase 7,277,264 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $522,640 and issued five year fully vested warrants to purchase 539,401 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended June 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $49,500. During the three months ended June 30, 2013, the Company issued 2,605,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $931,655. During the three months ended June 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,641,501. The Company accepted subscriptions, in the aggregate, for 3,522,001 shares of common stock and five year warrants to purchase 5,283,003 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $314,173, accrued $32,500 at June 30, 2013 which was paid in July 2013 and issued five year fully vested warrants to purchase 352,200 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250. On July 22, 2013 the Company entered into a Purchase Agreement with Alpha Capital Anstalt. In consideration of entering into the Purchase Agreement and making the commitment to purchase the Purchase Shares, the Company issued 250,000 shares of the Company’s common stock to Alpha Capital Anstalt. Consulting costs charged to operations were $162,500. During the three months ended September 30, 2013, the Company issued 442,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

During the three months ended December 31, 2013, the Company issued 275,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $214,000. During the three months ended December 31, 2013, the Company issued 209,473 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $259,306. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,820,588. The Company accepted subscriptions, in the aggregate, for 7,760,784 shares of common stock and five year warrants to purchase 11,641,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $747,302 and issued five year fully vested warrants to purchase 776,078 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,312,500. The Company accepted subscriptions, in the aggregate, for 1,750,000 shares of common stock and five year warrants to purchase 2,625,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $170,625 and issued five year fully vested warrants to purchase 175,000 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

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

For the issuance of securities to executives, see table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2013 and 2012, as well as consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues
OTC product revenue	$—	$—	$—	$—	$—
Medical device revenue	—	—	—	—	—

Total revenues	—	—	—	—	—
Operating expenses
Research and development	3,596	5,006	8,808	8,417	4,909
General and administrative	8,761	8,661	11,962	11,605	6,746
Amortization	671	671	671	671	671

Total operating loss	(13,028)	(14,338)	(21,441)	(20,693)	(12,326)
Other income, net	(14,670)	1,769	2,006	2,141	4

Net loss	(27,698)	(12,569)	(19,435)	(18,552)	(12,322)
Dividends on preferred stock	(1,188)	(183)	(247)	(10,408)	—

Net loss applicable to common stockholders	$(28,886)	$(12,752)	$(19,682)	$(28,960)	$(12,322)

Basic and diluted loss per common share	$(0.22)	$(0.11)	$(0.19)	$(0.37)	$(0.21)
Weighted average number of common shares outstanding – basic and diluted	132,001	112,987	105,725	78,818	59,797

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$15,696	$1,222	$7,705	$8,087	$3,238
Patents, net	4,255	4,926	5,598	6,268	6,939
Other assets	57	56	47	48	57
Total assets	20,008	6,204	13,350	14,403	10,234
Current liabilities	513	511	263	1,350	827
Warrant liability	12,866	1,300	3,067	2,353	—
Preferred stock	—	2	4	5	—
Common stock	160	118	110	91	67
Additional paid-in capital	152,520	122,626	115,690	96,953	77,137
Accumulated deficit	(146,051)	(118,353)	(105,784)	(86,350)	(67,797)
Total stockholders’ equity	6,629	4,393	10,020	10,699	9,407

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 3-8 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next three years and $659,000 in 2017 and 2018.

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

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2013 include a weighted average term of 1.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 66.5% and 69.5% and a risk free interest rate range between 0.13% and 0.38%. Significant assumptions used at December 31, 2012 include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. At December 31, 2013, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2013 include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be further reset, volatility of 64.7% and a risk free interest rate range between 0.38% and 0.78%. Significant assumptions used at December 31, 2012 include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%.

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

The Company determined that warrants issued in February, 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. Significant assumptions used at December 31, 2013 include a weighted average term of 4.1 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.2% and a risk free interest rate range between 0.78% and 1.78%.

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

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2013 and thus far from warrant exercises in 2014. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not need to raise additional capital to further develop PV-10 on our own to treat recurrent melanoma, HCC, recurrent breast cancer, pancreatic cancer and other indications because we plan to license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, strategically monetize PV-10 through appropriate regional license transactions, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries. Additionally, our existing funds are sufficient to meet minimal necessary expenses until well into 2015.

We believe our continued development of PV-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of solid tumor recurrences due to its unique immuno-chemoablation mechanism of action. Likewise, we believe our development of PH-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of inflammatory dermatoses due to its unique non-steroidal anti-inflammatory mechanism of action.

Our cash and cash equivalents were $15,696,243 at December 31, 2013, compared with $1,221,701 at December 31, 2012. The increase of approximately $14.5 million was due primarily to a substantial increase in the sales of common stock and warrants as well as substantial exercises of warrants coupled with approximately $1.4 million less cash that was used in operating activities in 2013 versus 2012. Additionally thus far in 2014, the Company received approximately $2.7 million in cash due to additional warrant exercises and $539,000 in cash due to stock option exercises.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at December 31, 2013, together with approximately $3.2 million received thus far in 2014 due to exercises of warrants and stock options, will be sufficient to meet our current and planned operating needs until well into 2015 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to $30,000,000 of our common stock per an existing agreement with Investor.

We are seeking to improve our cash flow through both the licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and primarily the geographic licensure of PV-10 on the basis of our Phase 2 recurrent melanoma and Phase 1 liver results in certain areas of the world, as well as pursuing a strategic investment strategy, including equity sales to potential pharmaceutical and/or biotech partners. In addition, the data now available and forthcoming from Moffitt Cancer Center in Tampa, Florida has been and is expected to be particularly helpful in supporting our development plans with both the FDA and prospective partners. The geographic areas of interest for PV-10 principally include China, India, Japan and Middle East and North Africa (MENA). We are encouraged by the interest in both PV-10 and PH-10 on a geographic basis and are continuing discussions with potential partners.

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

We also expect to continue with the majority stake asset sale and licensure of our non-core assets. However, the primary objective of the Company is to strategically monetize the core value of PV-10 and PH-10 through various transactions, leveraging value creation up to and including an appropriate merger and acquisition transaction that includes upfront cash and acquirer stock in exchange for Company ownership as well as a contingency value right (CVR) to facilitate potential upside post-acquisition. We believe regulatory clarity, including one or more breakthrough therapy designations, is determined by specifying the expected approval pathways of both PV-10 and PH-10. This may include the potential for breakthrough therapy designation for PV-10 to treat locally advanced recurrent melanoma and an accelerated approval path for PV-10 to treat this indication. Such clarity will help facilitate transactions with potential partners. Additionally, the existing and forthcoming mechanism of action related clinical and nonclinical data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners.

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

Our current plans include continuing to operate with our four employees during the immediate future, as well as four primary consultants and various vendor relationships, and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

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

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

We had no revenue during the years ended 2013 and 2012.

Research and development

Research and development costs totaling $3,595,555 for 2013 included payroll of $1,459,057, consulting and contract labor of $1,317,472, lab supplies and pharmaceutical preparations of $310,160, legal of $262,720, insurance of $161,268, rent and utilities of $78,512, and depreciation expense of $6,366. Research and development costs totaling $5,005,459 for 2012 included payroll of $2,536,818, consulting and contract labor of $2,008,270, lab supplies and pharmaceutical preparations of $47,808, legal of $231,430, insurance of $97,728, rent and utilities of $77,238, and depreciation expense of $6,167.

The decrease in payroll in 2013 over 2012 is primarily the result of the termination of bonuses and reduced stock-based compensation expense from stock options. The reduction in payroll represents most of the decrease in research and development expenses in 2013 versus 2012. Additionally, consulting and contract labor decreased in 2013 over 2012 due to reduction in warrants for services in 2013 versus 2012.

The table below summarizes our projects, the actual costs for each period shown, and the total costs incurred to date.

Projects	Actual Cost for 2013	Actual Cost for 2012	Total Costs Incurred To Date
Melanoma	$-0-	$-0-	$3,018,000
Breast/Other	$-0-	$-0-	$675,000
Liver	$-0-	$-0-	$616,000
Psoriasis/Atopic Dermatitis	$-0-	$-0-	$1,678,000
Payroll	$1,459,000	$2,537,000
Indirect costs	$2,137,000	$2,469,000

Totals	$3,596,000	$5,006,000

General and administrative

General and administrative expenses increased by $100,224 for 2013 to $8,761,264 from $8,661,040 in 2012. The increase is primarily due to an increase in investor relations expense offset by the termination of bonuses and reduced stock-based compensation expense from stock options.

Investment income

Investment income is immaterial for all periods presented.

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $16,439,048 to a loss of $14,671,130 in 2013 from a gain of $1,767,918 in 2012. This activity results from accounting for the warrant liability described in Footnotes 4(f), 4(i), 4(j) and 10 to the financial statements.

Cash Flow

Our cash and cash equivalents were $15,696,243 at December 31, 2013, compared with $1,221,701 at December 31, 2012. The increase of approximately $14.5 million was due primarily to a substantial increase in the sales of common and preferred stock and warrants as well as substantial exercises of warrants coupled with approximately $1.4 million less cash that was used in operating activities in 2013 versus 2012. At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs until well into 2015 without additional cash inflows from the exercise of existing warrants, stock options, or sales of equity securities. We have enough cash on hand to fund operations until well into 2015 with the cash on hand at December 31, 2013 and with the additional cash inflows thus far in 2014, including $2,672,363 received due to warrant exercises and $538,586 received due to stock option exercises.

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

Capital Resources

As noted above, our present cash and cash equivalents are currently sufficient to meet our short-term operating needs. Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we may decide to undertake ourselves versus with a partner. We anticipate that any required funds for our operating and development needs in 2015 and beyond may come from a partnership agreement or from the proceeds of public or private sales of equity or debt securities or the exercise of existing warrants and stock options outstanding. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds if necessary, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

Recent Accounting Pronouncements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of December 31, 2013, other than cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See note 4 of the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Management conducted an assessment of our internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control – Integrated Framework (1992), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting at December 31, 2013 was effective.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is set forth below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Biopharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Provectus Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Biopharmaceuticals, Inc., a development stage company, as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2013 and for each of the three years in the period ended December 31, 2013 and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 13, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2014, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

March 13, 2014

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ H. Craig Dees
H. Craig Dees, Ph.D.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ H. Craig Dees H. Craig Dees, Ph.D.	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 13, 2014

/s/ Peter R. Culpepper Peter R. Culpepper	Chief Financial Officer (principal financial officer), Chief Operating Officer and Chief Accounting Officer	March 13, 2014

/s/ Timothy C. Scott	President and Director	March 13, 2014
Timothy C. Scott

/s/ Jan Koe	Director	March 13, 2014
Jan Koe

/s/ Kelly M. McMasters	Director	March 13, 2014
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director	March 13, 2014
Alfred E. Smith, IV

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the years December 31, 2013, 2012 and 2011, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2013	F-3
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2013	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2013	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc., a development stage company, as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 17, 2002 (inception) to December 31, 2013 and for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Biopharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the period from January 17, 2002 (inception) to December 31, 2013 and for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 13, 2014

PROVECTUS BIOPHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$15,696,243	$1,221,701
Equipment and furnishings, less accumulated depreciation of $429,331 and $422,965, respectively	30,113	29,829
Patents, net of amortization of $7,460,617 and $6,789,497, respectively	4,254,828	4,925,948
Other assets	27,000	27,000

	$20,008,184	$6,204,478

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$348,869	$243,435
Accrued consulting expense	61,282	61,283
Other accrued expenses	102,795	206,706

Total Current Liabilities	512,946	511,424

Long-Term Liability
Warrant liability	12,866,572	1,299,570

Total Liabilities	13,379,518	1,810,994

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized, including 8% convertible preferred stock, 0 and 2,478,185 shares issued and outstanding, respectively, liquidation preference $0.75 (in aggregate $0 and $1,896,117, respectively); Series A 8% convertible preferred stock, 33,334 shares issued and outstanding in 2013, liquidation preference $0.75 (in aggregate $25,001)	33	2,478
Common stock; par value $.001 per share; 250,000,000 shares authorized; 159,751,724 and 118,427,925 shares issued and outstanding, respectively	159,752	118,428
Paid-in capital	152,519,701	122,625,654
Deficit accumulated during the development stage	(146,050,820)	(118,353,076)

Total Stockholders’ Equity	6,628,666	4,393,484

	$20,008,184	$6,204,478

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative Amounts from January 17, 2002 (Inception) Through December 31, 2013
Revenues
OTC product revenue	$—	$—	$—	$25,648
Medical device revenue	—	—	—	14,109

Total revenues	—	—	—	39,757
Cost of sales	—	—	—	15,216

Gross profit	—	—	—	24,541
Operating expenses
Research and development	3,595,555	5,005,459	8,807,896	46,794,408
General and administrative	8,761,264	8,661,040	11,961,848	74,947,153
Amortization	671,120	671,120	671,120	7,460,617

Total operating loss	(13,027,939)	(14,337,619)	(21,440,864)	(129,077,637)
Gain on sale of fixed assets	—	—	—	55,075
Loss on extinguishment of debt	—	—	—	(825,867)
Investment income	1,325	1,347	1,527	654,542
Gain (loss) on change in fair value of warrant liability	(14,671,130)	1,767,918	2,004,638	(8,758,929)
Net interest expense	—	—	—	(8,098,004)

Net loss	$(27,697,744)	$(12,568,354)	$(19,434,699)	$(146,050,820)
Dividends on preferred stock	(1,188,648)	(183,187)	(247,008)	(12,026,710)

Net loss applicable to common shareholders	$(28,886,392)	$(12,751,541)	$(19,681,707)	$(158,077,530)

Basic and diluted loss per common share	$(0.22)	$(0.11)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	132,000,796	112,986,636	105,724,605

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 17, 2002	—	$—	—	$—	$—	$—	$—
Issuance to founding shareholders	—	—	6,000,000	6,000	(6,000)	—	—
Sale of stock	—	—	50,000	50	24,950	—	25,000
Issuance of stock to employees	—	—	510,000	510	931,490	—	932,000
Issuance of stock for services	—	—	120,000	120	359,880	—	360,000
Net loss for the period from January 17, 2002 (inception) to April 23, 2002 (date of reverse merger)	—	—	—	—	—	(1,316,198)	(1,316,198)

Balance, at April 23, 2002	—	$—	6,680,000	$6,680	$1,310,320	$(1,316,198)	$802
Shares issued in reverse merger	—	—	265,763	266	(3,911)	—	(3,645)
Issuance of stock for services	—	—	1,900,000	1,900	5,142,100	—	5,144,000
Purchase and retirement of stock	—	—	(400,000)	(400)	(47,600)	—	(48,000)
Stock issued for acquisition of Valley Pharmaceuticals	—	—	500,007	500	12,225,820	—	12,226,320
Exercise of warrants	—	—	452,919	453	—	—	453
Warrants issued in connection with convertible debt	—	—	—	—	126,587	—	126,587
Stock and warrants issued for acquisition of Pure-ific	—	—	25,000	25	26,975	—	27,000
Net loss for the period from April 23, 2002 (date of reverse merger) to December 31, 2002	—	—	—	—	—	(5,749,937)	(5,749,937)

Balance, at December 31, 2002	—	$—	9,423,689	$9,424	$18,780,291	$(7,066,135)	$11,723,580
Issuance of stock for services	—	—	764,000	764	239,036	—	239,800
Issuance of warrants for services	—	—	—	—	145,479	—	145,479
Stock to be issued for services	—	—	—	—	281,500	—	281,500
Employee compensation from stock options	—	—	—	—	34,659	—	34,659
Issuance of stock pursuant to Regulation S	—	—	679,820	680	379,667	—	380,347
Beneficial conversion related to convertible debt	—	—	—	—	601,000	—	601,000
Net loss for the year ended December 31, 2003	—	—	—	—	—	(3,155,313)	(3,155,313)

Balance, at December 31, 2003	—	$—	10,867,509	$10,868	$20,461,632	$(10,221,448)	$10,251,052
Issuance of stock for services	—	—	733,872	734	449,190	—	449,923
Issuance of warrants for services	—	—	—	—	495,480	—	495,480
Exercise of warrants	—	—	132,608	133	4,867	—	5,000
Employee compensation from stock options	—	—	—	—	15,612	—	15,612
Issuance of stock pursuant to Regulation S	—	—	2,469,723	2,469	790,668	—	793,137
Issuance of stock and warrants pursuant to Regulation D	—	—	1,930,164	1,930	1,286,930	—	1,288,861
Beneficial conversion related to convertible debt	—	—	—	—	360,256	—	360,256
Issuance of convertible debt with warrants	—	—	—	—	105,250	—	105,250

Repurchase of beneficial conversion feature	—	—	—	—	(258,345)	—	(258,345)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(4,344,525)	(4,344,525)

Balance, at December 31, 2004	—	$—	16,133,876	$16,134	$23,711,540	$(14,565,973)	$9,161,701
Issuance of stock for services	—	—	226,733	227	152,058	—	152,285
Issuance of stock for interest payable	—	—	263,721	264	195,767	—	196,031
Issuance of warrants for services	—	—	—	—	1,534,405	—	1,534,405
Issuance of warrants for contractual obligations	—	—	—	—	985,010	—	985,010
Exercise of warrants and stock options	—	—	1,571,849	1,572	1,438,223	—	1,439,795
Employee compensation from stock options	—	—	—	—	15,752	—	15,752
Issuance of stock and warrants pursuant to Regulation D	—	—	6,221,257	6,221	6,506,955	—	6,513,176
Debt conversion to common stock	—	—	3,405,541	3,405	3,045,957	—	3,049,362
Issuance of warrants with convertible debt	—	—	—	—	1,574,900	—	1,574,900
Beneficial conversion related to convertible debt	—	—	—	—	1,633,176	—	1,633,176
Beneficial conversion related to interest expense	—	—	—	—	39,529	—	39,529
Repurchase of beneficial conversion feature	—	—	—	—	(144,128)	—	(144,128)
Net loss for the year ended 2005	—	—	—	—	—	(11,763,853)	(11,763,853)

Balance, at December 31, 2005	—	$—	27,822,977	$27,823	$40,689,144	$(26,329,826)	$14,387,141
Issuance of stock for services	—	—	719,246	719	676,024	—	676,743
Issuance of stock for interest payable	—	—	194,327	195	183,401	—	183,596
Issuance of warrants for services	—	—	—	—	370,023	—	370,023
Exercise of warrants and stock options	—	—	1,245,809	1,246	1,188,570	—	1,189,816
Employee compensation from stock options	—	—	—	—	1,862,456	—	1,862,456
Issuance of stock and warrants pursuant to Regulation D	—	—	10,092,495	10,092	4,120,329	—	4,130,421
Debt conversion to common stock	—	—	2,377,512	2,377	1,573,959	—	1,576,336
Beneficial conversion related to interest expense	—	—	—	—	16,447	—	16,447
Net loss for the year ended 2006	—	—	—	—	—	(8,870,579)	(8,870,579)

Balance, at December 31, 2006	—	$—	42,452,366	$42,452	$50,680,353	$(35,200,405)	$15,522,400
Issuance of stock for services	—	—	150,000	150	298,800	—	298,950
Issuance of stock for interest payable	—	—	1,141	1	1,257	—	1,258
Issuance of warrants for services	—	—	—	—	472,635	—	472,635
Exercise of warrants and stock options	—	—	3,928,957	3,929	3,981,712	—	3,985,641
Employee compensation from stock options	—	—	—	—	2,340,619	—	2,340,619
Issuance of stock and warrants pursuant to Regulation D	—	—	2,376,817	2,377	1,845,761	—	1,848,138
Debt conversion to common stock	—	—	490,000	490	367,010	—	367,500
Net loss for the year ended 2007	—	—	—	—	—	(10,005,631)	(10,005,631)

Balance, at December 31, 2007	—	$—	49,399,281	$49,399	$59,988,147	$(45,206,036)	$14,831,510
Issuance of stock for services	—	—	350,000	350	389,650	—	390,000
Issuance of warrants for services	—	—	—	—	517,820	—	517,820

Exercise of warrants and stock options	—	—	3,267,795	3,268	2,636,443	—	2,639,711
Employee compensation from stock options	—	—	—	—	1,946,066	—	1,946,066
Net loss for the year ended 2008	—	—	—	—	—	(10,269,571)	(10,269,571)

Balance, at December 31, 2008	—	$—	53,017,076	$53,017	$65,478,126	$(55,475,607)	$10,055,536
Issuance of stock for services	—	—	796,012	796	694,204	—	695,000
Issuance of warrants for services	—	—	—	—	1,064,210	—	1,064,210
Exercise of warrants and stock options	—	—	3,480,485	3,480	2,520,973	—	2,524,453
Employee compensation from stock options	—	—	—	—	870,937	—	870,937
Issuance of stock and warrants pursuant to Regulation D			10,116,653	10,117	6,508,571	—	6,518,688
Net loss for the year ended 2009	—	—	—	—	—	(12,322,314)	(12,322,314)

Balance, at December 31, 2009	—	$—	67,410,226	$67,410	$77,137,021	$(67,797,921)	$9,406,510
Issuance of stock for services	—	—	776,250	776	855,837	—	856,613
Issuance of warrants for services	—	—	—	—	1,141,593	—	1,141,593
Exercise of warrants and stock options	—	—	3,491,014	3,491	3,100,189	—	3,103,680
Issuance of common stock pursuant to Regulation S	—	—	559,000	559	418,691	—	419,250
Issuance of common stock and warrants pursuant to Regulation D	—	—	11,168,067	11,169	6,335,820	—	6,346,989
Issuance of preferred stock and warrants pursuant to Regulation D	13,283,324	13,283	—	—	4,204,107	—	4,217,390
Preferred stock conversions into common stock	(7,893,326)	(7,893)	7,893,326	7,893	—	—	—
Employee compensation from stock options	—	—	—	—	3,759,650	—	3,759,650
Net loss for the year ended 2010	—	—	—	—	—	(18,552,102)	(18,552,102)

Balance, at December 31, 2010	5,389,998	$5,390	91,297,883	$91,298	$96,952,908	$(86,350,023)	$10,699,573
Issuance of stock for services	—	—	350,000	350	332,400	—	332,750
Issuance of warrants for services	—	—	—	—	945,116	—	945,116
Exercise of warrants and stock options	—	—	7,185,522	7,185	6,616,126	—	6,623,311
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,905,062	9,905	7,031,334	—	7,041,239
Sale of non-controlling interest in Pure-ific Corporation and warrants	—	—	—	—	443,500	—	443,500
Preferred stock conversions into common stock	(1,858,333)	(1,859)	1,858,331	1,859	—	—	—
Employee compensation from stock options	—	—	—	—	3,368,950	—	3,368,950
Net loss for the year ended 2011	—	—	—	—	—	(19,434,699)	(19,434,699)

Balance, at December 31, 2011	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	550,000	550	455,950	—	456,500
Issuance of warrants for services	—	—	—	—	1,512,026	—	1,512,026
Issuance of common stock and warrants pursuant to Regulation D	—	—	6,227,647	6,228	4,784,316	—	4,790,544
Preferred stock conversions into common stock	(1,053,480)	(1,053)	1,053,480	1,053	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the year ended 2012	—	—	—	—	—	(12,568,354)	(12,568,354)

Balance, at December 31, 2012	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484
Issuance of stock for services	—	—	750,000	750	525,250	—	526,000
Issuance of warrants for services	—	—	—	—	1,786,824	—	1,786,824
Exercise of warrants and stock options	—	—	6,319,594	6,320	7,829,150	—	7,835,470
Issuance of common stock and warrants pursuant to Regulation D	—	—	28,409,353	28,409	18,390,926	—	18,419,335

Issuance of preferred stock and warrants pursuant to Regulation D	3,400,001	3,400	—	—	1,248,650	—	1,252,050
Preferred stock conversions into common stock	(5,844,852)	(5,845)	5,844,852	5,845	—	—	—
Dividends on preferred stock	—	—	—	—	(29,063)	—	(29,063)
Employee compensation from stock options	—	—	—	—	142,310	—	142,310
Net loss for the year ended 2013	—	—	—	—	—	(27,697,744)	(27,697,744)

Balance, at December 31, 2013	33,334	$33	159,751,724	$159,752	$152,519,701	$(146,050,820)	$6,628,666

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative Amounts from January 17, 2002 (Inception) through December 31, 2013
Cash Flows From Operating Activities
Net loss	$(27,697,744)	$(12,568,354)	$(19,434,699)	$(146,050,820)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,366	6,167	7,356	452,332
Amortization of patents	671,120	671,120	671,120	7,460,617
Amortization of original issue discount	—	—	—	3,845,721
Amortization of commitment fee	—	—	—	310,866
Amortization of prepaid consultant expense	—	—	—	1,292,226
Amortization of deferred loan costs	—	—	—	2,261,584
Accretion of United States Treasury Bills	—	—	—	(373,295)
Loss on extinguishment of debt	—	—	—	825,867
Loss on exercise of warrants	—	—	—	236,146
Beneficial conversion of convertible interest	—	—	—	55,976
Convertible interest	—	—	—	389,950
Compensation through issuance of stock options	142,310	183,028	3,368,950	14,540,039
Compensation through issuance of stock	—	—	—	932,000
Issuance of stock for services	526,000	456,500	332,750	9,579,511
Issuance of warrants for services	1,786,824	1,512,026	945,116	7,983,393
Issuance of warrants for contractual obligations	—	—	—	985,010
Gain on sale of equipment	—	—	—	(55,075)
Loss (gain) on change in fair value of warrant liability	14,671,130	(1,767,918)	(2,004,638)	8,758,929
(Increase) decrease in assets
Increase (decrease) in liabilities
Accounts payable	105,434	142,333	(317,375)	345,224
Accrued expenses	(103,912)	106,367	(769,640)	313,707

Net cash used in operating activities	(9,892,472)	(11,258,731)	(17,201,060)	(85,907,092)

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	—	—	—	180,075
Capital expenditures	(6,650)	(15,885)	(6,147)	(96,570)
Proceeds from investments	—	—	—	37,010,481
Purchases of investments	—	—	—	(36,637,186)

Net cash provided by (used in) investing activities	(6,650)	(15,885)	(6,147)	456,800

Cash Flows From Financing Activities
Net proceeds from loans from stockholder	—	—	—	174,000
Proceeds from convertible debt	—	—	—	6,706,795
Net proceeds from sales of preferred stock and warrants	2,550,000	—	—	11,458,131
Net proceeds from sales of common stock and warrants	18,419,335	4,790,544	9,759,969	61,233,856
Proceeds from exercises of warrants and stock options	3,433,392	—	6,623,311	24,511,406
Cash paid to retire convertible debt	—	—	—	(2,385,959)
Cash paid for deferred loan costs	—	—	—	(747,612)
Cash paid for preferred dividends	(29,063)	—	—	(29,063)
Premium paid on extinguishments of debt	—	—	—	(170,519)
Purchase and retirement of common stock	—	—	—	(48,000)
Net proceeds from sale of non-controlling interest in Pure-ific Corporation	—	—	443,500	443,500

Net cash provided by financing activities	24,373,664	4,790,544	16,826,780	101,146,535

Net change in cash and cash equivalents	$14,474,542	$(6,484,072)	$(380,427)	$15,696,243
Cash and cash equivalents, at beginning of period	$1,221,701	$7,705,773	$8,086,200	$—

Cash and cash equivalents, at end of period	$15,696,243	$1,221,701	$7,705,773	$15,696,243

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Reclassification of warrant liability to equity due to exercise of warrants	$4,402,078	$—	$485,467

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

Provectus Biopharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a development-stage biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. The Company intends to license and sell a majority stake of its non-core assets. The Company also intends to license and sell a majority stake of the underlying assets of its over-the-counter pharmaceuticals. To date the Company has no material revenues.

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

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits, although we seek to minimize this through treasury management.

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

Equipment and Furnishings

Equipment and furnishings acquired through the merger with Valley Pharmaceuticals, Inc. (“Valley”) (Note 2) have been stated at carry-over basis because the majority shareholders of Provectus also owned all of the shares of Valley. Other equipment and furnishings are stated at cost. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years; furniture and fixtures are being depreciated over seven years.

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

Patents at December 31, 2013 were acquired as a result of the merger with Valley (Note 2). The majority shareholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 3-8 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next three years and $659,000 in 2017 and 2018.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2013, 2012 or 2011. Tax years going back to 2010 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2013, 2012 and 2011, respectively, are 73,037,416, 30,038,017 and 25,119,247 from warrants, 15,322,206, 15,140,956 and 14,890,956 from options, and 33,334, 2,478,185 and 3,531,665 from convertible preferred shares.

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2013 include a weighted average term of 1.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 64.7% and 69.5% and a risk free interest rate range between 0.13% and 0.38%. Significant assumptions used at December 31, 2012 include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. During 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2013 include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be further reset, volatility of 64.7% and a risk free interest rate range between 0.38% and 0.78%. Significant assumptions used at December 31, 2012 include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%.

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

The Company determined that warrants issued in February, 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. Significant assumptions used at December 31, 2013 include a weighted average term of 4.1 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.2% and a risk free interest rate range between 0.78% and 1.78%.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

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

Recent Accounting Pronouncements

None.

2. Recapitalization, Merger, Reincorporation and Name Change

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

The issuance of 6,680,000 shares of common stock of Provectus Pharmaceutical, Inc. to the stockholders of PPI in exchange for all of the issued and outstanding shares of PPI was done in anticipation of PPI acquiring Valley Pharmaceuticals, Inc., which owned the intellectual property to be used in the Company’s operations.

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

On December 16, 2013, Provectus Pharmaceuticals, Inc. was reincorporated in Delaware and changed its name to Provectus Biopharmaceuticals, Inc.

3. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee on a month-to-month basis. Rent expense was $55,379, $55,378 and $55,382 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Employee Agreements

On July 1, 2013, the Company entered into executive employment agreements with each of H. Craig Dees. Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper, CPA, to serve as our Chief Executive Officer, President, Chief Technology Officer, and Chief Financial Officer and Chief Operating Officer, respectively. Each agreement provides that such executive will be employed for a one-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. The Company is committed to pay a total of $1,000,000 over six months, which is the remainder of the current employment agreements at December 31, 2013. Executives are also entitled to participate in any incentive compensation plan or bonus plan adopted by the Company without diminution of any compensation or payment under the agreement. Executives are further entitled to reimbursement for all reasonable out-of-pocket expenses incurred during their performance of services under the agreement.

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

During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $48,750. During the three months ended June 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $49,500. During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250. During the three months ended December 31, 2013, the Company issued 275,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $214,000. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date, determined using the Black-Scholes option-pricing model.

(b) In February 2002, the Company sold 50,000 shares of common stock to a related party in exchange for proceeds of $25,000.

(c) In October 2002, the Company purchased 400,000 outstanding shares of stock from one shareholder for $48,000. These shares were then retired.

(d) On December 5, 2002, the Company purchased the assets of Pure-ific L.L.C, a Utah limited liability company, and created a wholly-owned subsidiary called Pure-ific Corporation, to operate the Pure-ific business which consists of product formulations for Pure-ific personal sanitizing sprays, along with the Pure-ific trademarks. The assets of Pure-ific were acquired through the issuance of 25,000 shares of the Company’s stock with a fair market value of $0.50 and the issuance of various warrants. These warrants included warrants to purchase 10,000 shares of the Company’s stock at an exercise price of $0.50 issuable on the first, second and third anniversary dates of the acquisition. Accordingly, the fair market value of these warrants of $14,500, determined using the Black-Scholes option pricing model, was recorded as additional purchase price for the acquisition of the Pure-ific assets. In 2004, 20,000 warrants were issued for the first and second anniversary dates. 10,000 of these warrants were exercised in 2004. In 2005, 10,000 warrants were issued for the third anniversary date. In January 2006, 10,000 warrants were exercised in a cashless exercise resulting in 4,505 shares issued. In 2007, the remaining 10,000 warrants were forfeited. In addition, warrants to purchase 80,000 shares of stock at an exercise price of $0.50 will be issued upon the achievement of certain sales targets of the Pure-ific product. At December 31, 2013 and 2012, none of these targets have been met and accordingly, no costs have been recorded.

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

During the three months ended March 31, 2013, the Company issued 1,924,973 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $409,640. During the three months ended March 31, 2013, 859,833 expired warrants were forfeited. During the three months ended June 30, 2013, the Company issued 2,605,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $931,655. During the three months ended June 30, 2013, 1,051,500 expired warrants were forfeited. During the three months ended September 30, 2013, the Company issued 442,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013, 136,500 expired warrants were forfeited. During the three months ended December 31, 2013, the Company issued 209,473 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $259,306. During the three months ended December 31, 2013, 247,973 expired warrants were forfeited. During the three months ended December 31, 2013, 4,480,005 warrants were exercised on a cashless basis resulting in 2,386,004 shares being issued. During the three months ended December 31, 2013, 3,899,840 warrants were exercised for $3,412,392 resulting in 3,899,840 common shares issued. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2013 ranged from $0.10 to $1.97.

There are no provisions or obligations that would require the Company to cash settle any of its outstanding warrants. The equity classification of certain of the Company’s warrants is appropriate considering that these warrants provide the counterparties the right to purchase a fixed number of shares at a fixed price and the terms are not subject to any potential adjustments. Certain warrants have been classified as liabilities since they contain certain anti-dilution provisions pursuant to which future issuances or deemed issuances of warrants, in certain circumstances as defined in the agreement, without consideration or for consideration per share less than the applicable exercise price in effect immediately prior to such issue, will result in the exercise price of the warrants being reduced to the consideration per share received by the Company for such deemed issue. Warrants classified as liabilities in 2013, 2011 and 2010 are further discussed in footnotes 4(f), 4(i), 4(j) and 10.

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

The Company issued 50,000 shares of common stock, which were committed to be issued at December 31, 2009 to Maxim Group, LLC in January 2010. The Company issued 148,637 shares of common stock, which were committed to be issued at December 31, 2009 to Network 1 Financial Securities, Inc. in March 2010. During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 250,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $187,500. The proceeds received are for general corporate purposes. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. During the three months ended March 31, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,564,683 shares of common stock at a purchase price of $0.75 to $0.80 per share, for an aggregate purchase price of $1,178,824. 1,106,250 of the 1,564,683 common shares sold were committed to be issued but not outstanding at March 31, 2010 and which were issued in April 2010. In connection with the sale of common stock, the Company also issued warrants to the investors to purchase up to 739,217 shares of common stock at an exercise price of $1.00 per share. 266,600 shares of common stock that were committed to be issued at December 31, 2009 were issued in January 2010. During the three months ended March 31, 2010, the Company paid $44,697, and has accrued $108,550 to be paid as of March 31, 2010, which was paid in April 2010 to Network 1 Financial Securities, Inc. as a placement agent for this transaction. The Company issued 45,843 shares of common stock at a fair market value of $60,971, and was committed to issue 110,625 shares of common stock at a fair market value of $164,831 to Network 1 Financial Securities, Inc. as a placement agent for this transaction and which were issued in May 2010. The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 1,360,322 shares of common stock at a purchase price of $0.935 per share, for an aggregate purchase price of $1,271,901. 213,904 of the 1,360,322 common shares sold were committed to be issued but not outstanding at March 31, 2010 which were issued in April 2010. The Company paid $127,190, and was committed to issue 136,032 shares of common stock at a fair market value of $191,805 to Brewer Financial Services, LLC as a placement agent for this transaction which were issued in April 2010. The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended March 31, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 92,000 shares of common stock at a purchase price of $0.75 to $1.00 per share, for an aggregate purchase price of $75,250. The proceeds received are for general corporate purposes. During the three months ended June 30, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 150,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $112,500. The proceeds received are for general corporate purposes. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. During the three months ended June 30, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 3,531,250 shares of common stock at a purchase price of $0.75 to $0.80 per share, for an aggregate purchase price of $2,815,000. In connection with the sale of common stock, the Company also issued warrants to an investor to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share. During the three months ended June 30, 2010, the Company paid $365,949 and issued 353,125 shares of common stock at a fair market value of $462,594 to Network 1 Financial Securities, Inc. as a placement agent for this transaction. The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended June 30, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 200,000 shares of common stock at a purchase price of $1.00 per share, for an aggregate purchase price of $200,000. The proceeds received are for general corporate purposes. During the three months ended September 30, 2010 the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 139,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $104,250. The proceeds received are for general corporate purposes. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. During the three months ended September 30, 2010, the Company completed a private placement transaction with accredited investors pursuant to which the Company sold a total of 556,150 shares of common stock at a purchase price of $0.935 per share, for an aggregate purchase price of $520,000. The Company paid $67,600 and issued 55,614 shares of common stock at a fair market value of $52,278 to Network 1 Financial Securities, Inc. as a placement agent for this transaction. The cash costs have been off-set against the proceeds received, which are for general corporate purposes. During the three months ended December 31, 2010 the Company completed a private placement transaction with an accredited investor pursuant to which the Company sold a total of 20,000 shares of common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $15,000. The proceeds received are for general corporate purposes. The transaction is a Regulation S offering to foreign investors as defined by Regulation S of the Securities Act. In December 2010, we completed a registered direct offering with Lincoln Park Capital Fund, LLC, pursuant to which Lincoln Park purchased 1,000,000 shares of our common stock for an aggregate purchase price of $1,000,000. In connection with the sale of common stock, the Company also issued warrants to the investor to purchase up to 500,000 shares of common stock at an exercise price of $1.50 per share. The Company issued 300,000 common shares to Lincoln Park at a fair market value of $273,000 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. In addition to the foregoing investment, under the purchase agreement, the Company could, in our sole discretion, direct Lincoln Park to purchase up to an additional $30,000,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. In January 2011, the Company directed Lincoln Park Capital Fund, LLC to purchase 50,000 shares of our common stock for an aggregate purchase price of $44,665. The Company issued 2,233 common shares to Lincoln Park at a fair market value of $1,995 as commitment shares in consideration for Lincoln Park to enter into the purchase agreement. On June 23, 2013, our agreement with Lincoln Park Capital Fund, LLC expired.

On January 13, 2011, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell in a registered direct public offering an aggregate of 5,454,550 shares of its common stock and warrants to purchase a total of 7,527,279 shares of its common stock to such investors for aggregate gross proceeds of $5,100,004. The warrants consist of the following: Series A Warrants to purchase up to 40% of the shares of common stock, or 2,181,821 shares, Series B Warrants to purchase up to 70% of the shares of common stock, or 3,818,185 shares, and Series C Warrants to purchase up to 28% of the common stock, or 1,527,273 shares. The Series A Warrants and the Series C Warrants have an exercise price of $1.12 per share, subject to adjustment, and expire five years after their issuance. The

Series B Warrants have an exercise price $0.935 per share, subject to adjustment, and expire 150 days after their issuance. The Series C Warrants are only exercisable to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. At March 31, 2011, 1,497,328 of the Series B Warrants were exercised resulting in 598,931 of the Series C Warrants becoming exercisable. The Series A Warrants and Series C Warrants contain additional anti-dilution provisions such that, subject to customary exceptions, in the event of an issuance or deemed issuance by the Company of common stock or securities convertible into common stock at a price per share less than the then applicable exercise price, the then applicable exercise price will be reduced to the new issuance price. The Company determined that these warrants should be classified as liabilities in accordance with Financial Accounting Standards Board Accounting Standards Codification 815-40-15-5 (“ASC 815”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability was then revalued at each quarter ended March 31, June 30, September 30 and December 31, 2011 and 2012. The Series B Warrants do not contain exercise reset provisions. However, the Series B Warrants required the Company to deliver registered shares of common stock and if the Company was not in a position to do so when the shares are exercised, it is assumed they would have to settle the shares in cash. As a result, the Series B Warrants were recorded as a liability in accordance with ASC 815 and recorded at fair value on the date of issuance using a Black-Scholes option pricing model. The warrant liability initially recorded on January 13, 2011 for all three series of warrants was $3,204,197. During the three months ended March 31, 2011, 1,497,328 of the Series B Warrants were exercised for $1,400,001, resulting in 1,497,528 common shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $188,509. The adjusted fair value of the Series B Warrants exercised of $211,569 was reclassified into additional paid-in capital. During the three months ended June 30, 2011, the remainder of the Series B Warrants was exercised for $2,171,801, resulting in 2,320,857 shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly, resulting in a gain of $272,077. The adjusted fair value of the Series B Warrants exercised of $273,898 was reclassified into additional paid-in capital. For the year ended December 31, 2011 there was a gain recognized from the revaluation of the warrant liability of $1,457,639. At December 31, 2012, the Series A Warrants and the Series C Warrants exercise price of $1.12 per share was reduced to $0.675 per share due to a new issuance price, net of commissions, from a private offering of common stock and warrants to accredited investors during the three months ended December 31, 2012 and pursuant to their exercise price reset provision. For the year ended December 31, 2012 there was a gain recognized from the revaluation of the warrant liability of $495,338. During the three months ended December 31, 2013, 1,269,520 of the Series A Warrants were exercised. During the three months ended December 31, 2013, 748,663 of the Series C Warrants were exercised. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised of $1,620,081 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $3,873,187.

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

During the three months ended December 31, 2011, the Company completed a private offering of common stock in its Pure-ific Corporation subsidiary and warrants to accredited investors for gross proceeds of $500,000. The Company sold 666,666 Units in its Pure-ific Corporation subsidiary which totaled a 33 percent ownership in the subsidiary as of December 31, 2011 and 500,000 warrants to purchase 500,000 shares of the Company at an exercise price of $1.25 per share with a five year term. Since at the time of the sale and as of December 31, 2013 and 2012, the carrying value of the net assets in Pure-ific Corporation was $0 and the Company has legal rights to retain the proceeds from the offering, no value was ascribed to the non-controlling interest in the subsidiary. Also, since the Company maintains a controlling interest in Pure-ific Corporation, the sale was accounted for as an equity transaction. The Company intends to use the proceeds, after deducting offering expenses of approximately $56,500, to spin-off Pure-ific Corporation as a new publicly traded Company. Network 1 Financial Securities, Inc. served as placement agent for the offering.

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

During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,820,588. The Company accepted subscriptions, in the aggregate, for 7,760,784 shares of common stock and five year warrants to purchase 11,641,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $747,302 and issued five year fully vested warrants to purchase 776,078 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2013 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,312,500. The Company accepted subscriptions, in the aggregate, for 1,750,000 shares of common stock and five year warrants to purchase 2,625,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $170,625 and issued five year fully vested warrants to purchase 175,000 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

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

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. The warrant liability was initially recorded on March 11, 2010 for $3,651,241 which is the value of the warrants issued on that date based on the Monte-Carlo Simulation model. The warrant liability was then revalued at each quarter ended March 31, June 30, September 30 and December 31, 2010, 2011 and 2012. On April 27, 2010 an additional warrant liability was recorded for $1,039,500 which is the value of warrants issued on that date based on the Monte-Carlo Simulation model. In November 2010, 901,664 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warranty liability to this amount. The adjusted fair value of the warrants exercised of $197,700 was reclassified into additional paid-in capital. For the year ended December 31, 2010 there was a gain recognized from the revaluation the warranty liability of $2,139,645. For the year ended December 31, 2011 there was a gain recognized from the revaluation of the warrant liability of $546,999. For the year ended December 31, 2012 there was a gain recognized from the revaluation of the warrant liability of $1,272,580. During the three months ended December 31, 2013, 1,146,662 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised of $765,997 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $6,911,583.

Dividends on the 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock. The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital. At March 31, 2010, the Company recognized dividends of $34,794 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2010, the Company issued 40,478 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2010. At June 30, 2010, the Company recognized dividends of $219,391 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2010, the Company issued 179,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2010. At September 30, 2010, the Company recognized dividends of $111,484 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2010, the Company issued 118,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2010. At December 31, 2010, the Company recognized dividends of $79,748 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2011, the Company issued 82,169 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2011. At March 31, 2011, the Company recognized dividends of $69,934 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2011, the Company issued 67,991 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2011. At June 30, 2011, the Company recognized dividends of $64,224 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In July 2011, the Company issued 63,043 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2011. At September 30, 2011, the Company recognized dividends of $59,465 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In October 2011, the Company issued 64,273 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2011. At December 31, 2011, the Company recognized dividends of $53,385 which are included in dividends on preferred stock on the condensed consolidated statement of operations. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012. At March 31, 2012, the Company recognized dividends of $50,631 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2012, the Company issued 58,490 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 16, 2012. At June 30, 2012, the Company recognized dividends of $51,194 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2012, the Company issued 61,424 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 16, 2012. At September 30, 2012, the Company recognized dividends of $43,884 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2012, the Company issued 69,222 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2012. At December 31, 2012, the Company recognized dividends of $37,478 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013. At March 31, 2013, the Company recognized dividends of $21,921 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2013, the Company issued 29,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2013. At June 30, 2013, the Company recognized dividends of $22,164 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2013, the Company issued 34,598 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $10,586 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2013, the Company issued 12,066 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2013. At December 31, 2013, the Company recognized no dividends due because of the full conversion of preferred stock to common stock as of December 31, 2013.

During the three months ended September 30, 2010 there were 5,836,661 shares of the Company’s preferred stock that converted into 5,836,661 shares of the Company’s common stock. During the three months ended December 31, 2010 there were 2,056,665 shares of the Company’s preferred stock that converted into 2,056,665 shares of the Company’s common stock. During the three months ended March 31, 2011 there were 500,001 shares of the Company’s redeemable preferred stock that converted into 499,999 shares of the Company’s common stock. During the three months ended June 30, 2011 there were 671,665 shares of the Company’s redeemable preferred stock that converted into 671,665 shares of the Company’s common stock. During the three months ended September 30, 2011 there were 370,000 shares of the Company’s redeemable preferred stock that converted into 370,000 shares of the Company’s common stock. During the three months ended December 31, 2011 there were 316,667 shares of the Company’s redeemable preferred stock that converted into 316,667 shares of the Company’s common stock. During the three months ended March 31, 2012 there were 100,000 shares of the Company’s redeemable preferred stock that converted into 100,000 shares of the Company’s common stock. During the three months ended September 30, 2012 there were 490,000 shares of the Company’s redeemable preferred stock that converted into 490,000 shares of the Company’s common stock. During the three months ended December 31, 2012 there were 463,480 shares of the Company’s redeemable preferred stock that converted into 463,480 shares of the Company’s common stock. During the three months ended March 31, 2013 there were 593,000 shares of the Company’s redeemable preferred stock that converted into 593,000 shares of the Company’s common stock. During the three months ended June 30, 2013 there were 403,520 shares of the Company’s redeemable preferred stock that converted into 403,520 shares of the Company’s common stock. During the three months ended September 30, 2013 there were 734,999 shares of the Company’s redeemable preferred stock that converted into 734,999 shares of the Company’s common stock. During the three months ended December 31, 2013 there were 746,666 shares of the Company’s redeemable preferred stock that converted into 746,666 shares of the Company’s common stock. At December 31, 2013 there was no 8% Convertible Preferred Stock outstanding.

(j) On February 22, 2013, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of $2,550,000 of Units at a purchase price of $0.75 per Unit. Each Unit consists of one share of Series A 8% Convertible Preferred Stock, par value $.001 per share, and a warrant to purchase one and one-quarter shares of the Company’s common stock, par value $.001 per share (subject to adjustment) at an exercise price of $1.00 per whole share (subject to adjustment). The total Series A 8% Convertible Preferred Stock issued was 3,400,001 shares, and the total warrants were 4,250,000. The Company used the net proceeds of the private placement for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

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

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. During the three months ended December 31, 2013, 2,400,000 of the warrants included in the warrant liability were exercised, resulting in 2,400,000 common shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised of $2,016,000 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $3,886,360.

Dividends on the Series A 8% Convertible Preferred Stock accrue at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company anticipates paying the dividends in common stock although was required to pay the initial dividends due in cash. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital. At March 31, 2013, the Company recognized dividends of $29,063 which are included in dividends on preferred stock on the consolidated statement of operations and were paid in April 2013. At June 30, 2013, the Company recognized dividends of $50,860 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2013, the Company issued 79,401 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $28,104 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2013, the Company issued 32,033 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2013. At December 31, 2013, the Company recognized no dividends due because of the full conversion of preferred stock to common stock as of January 15, 2014.

During the three months ended September 30, 2013 there were 441,667 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 441,667 shares of the Company’s common stock. During the three months ended December 31, 2013 there were 2,925,000 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 2,925,000 shares of the Company’s common stock. At January 15, 2014 there was no Series A 8% Convertible Preferred Stock outstanding.

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

For stock options granted to employees during 2013, 2012 and 2011, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Weighted average fair value per options granted	$0.57	$0.73	$0.78
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25%	0.25%
Expected stock price volatility	83% – 85%	83% – 87%	87% – 91%
Expected option life (years)	10	10	10

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

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and board member stock options. Included in the results for the year ended December 31, 2013, is $142,310 of stock-based compensation expense which relates to the fair value of stock options vested in 2013. Included in the results for the year ended December 31, 2012, is $183,028 of stock-based compensation expense which relates to the fair value of stock options vested in 2012. Included in the results for the year ended December 31, 2011, is $3,368,950 of stock-based compensation expense which related to the fair value of stock options vested in 2011.

The following table summarizes the options granted, exercised, outstanding and exercisable as of December 31, 2011, 2012 and 2013:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2011	11,907,622	$0.32 – 1.50	$0.98
Granted	4,300,000	$0.93 – 1.04	$0.94
Exercised	(1,316,666)	$0.32 – 1.00	$0.86
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2011	14,890,956	$0.32 – 1.50	$0.98

Outstanding at January 1, 2012	14,890,956	$0.32 – 1.50	$0.98
Granted	250,000	$0.84 – 0.93	$0.86
Exercised	—	—	—
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2012	15,140,956	$0.32 – 1.50	$0.97

Outstanding at January 1, 2013	15,140,956	$0.32 – 1.50	$0.97
Granted	250,000	$0.67	$0.67
Exercised	(43,750)	$0.32 – 0.60	$0.48
Forfeited	(25,000)	$0.60	$0.60

Outstanding and exercisable at December 31, 2013	15,322,206	$0.62 – 1.50	$0.97

The following table summarizes information about stock options outstanding at December 31, 2013 in order of issuance from oldest to newest:

Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2013	Exercisable Weighted Average Exercise Price
$1.10	789,624	0.17 years	$1.10	789,624	$1.10
$0.95	100,000	0.42 years	$0.95	100,000	$0.95
$1.25	100,000	0.50 years	$1.25	100,000	$1.25
$0.64	600,000	1.00 years	$0.64	600,000	$0.64
$0.75	722,582	1.42 years	$0.75	722,582	$0.75
$0.94	575,000	1.92 years	$0.94	575,000	$0.94
$1.02	4,135,000	2.50 years	$1.02	4,135,000	$1.02
$1.50	200,000	3.50 years	$1.50	200,000	$1.50
$1.16	50,000	4.42 years	$1.16	50,000	$1.16
$1.00	150,000	4.50 years	$1.00	150,000	$1.00
$1.04	250,000	5.50 years	$1.04	250,000	$1.04
$1.16	250,000	6.50 years	$1.16	250,000	$1.16
$1.00	3,000,000	6.50 years	$1.00	3,000,000	$1.00
$1.04	250,000	7.50 years	$1.04	250,000	$1.04
$0.99	50,000	7.50 years	$0.99	50,000	$0.99
$0.93	3,600,000	7.67 years	$0.93	3,600,000	$0.93
$0.93	50,000	8.38 years	$0.93	50,000	$0.93
$0.84	200,000	8.50 years	$0.84	200,000	$0.84
$0.67	250,000	9.71 years	$0.67	250,000	$0.67

	15,322,206	4.69 years	$0.97	15,322,206	$0.97

The weighted-average grant-date fair value of options granted during 2013 was $0.57. The total intrinsic value of options exercised during the year ended December 31, 2013 which were in the money was $7,000.

The weighted-average grant-date fair value of options granted during 2012 was $0.73. There were no options exercised during the year ended December 31, 2012.

The weighted-average grant-date fair value of options granted during 2011 was $0.78. The total intrinsic value of options exercised during the year ended December 31, 2011 which were in the money was $108,583.

The following is a summary of nonvested stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	—	$—
Granted	250,000	$0.57
Vested	(250,000)	$0.57
Canceled	—	$—

Nonvested at December 31, 2013	—	$—

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2013. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2013	15,322,206	$22,056,294

The following table summarizes the warrants granted, exercised, outstanding and exercisable as of December 31, 2011, 2012 and 2013.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2011	15,422,719	$0.75 – 2.00	$1.09
Granted	14,484,601	$0.94 – 2.00	$1.15
Exercised	(3,820,185)	$0.90 – 0.94	$0.93
Forfeited	(967,888)	$0.75 – 2.00	$1.06

Outstanding and exercisable at December 31, 2011	25,119,247	$0.91 – 2.00	$1.15

Outstanding at January 1, 2012	25,119,247	$0.91 – 2.00	$1.15
Granted	10,399,414	$0.68 – 1.50	$1.00
Exercised	—	—	—
Forfeited	(5,480,644)	$0.91 – 1.50	$1.29

Outstanding and exercisable at December 31, 2012	30,038,017	$0.68 – 2.00	$1.05

Outstanding at January 1, 2013	30,038,017	$0.68 – 2.00	$1.05
Granted	53,675,050	$0.68 – 1.12	$1.00
Exercised	(8,379,845)	$0.68 – 1.25	$0.93
Forfeited	(2,295,806)	$0.68 – 1.12	$0.87

Outstanding and exercisable at December 31, 2013	73,037,416	$0.68 – 2.00	$1.03

The following table summarizes information about warrants outstanding at December 31, 2013.

Exercise Price	Number Outstanding and Exercisable at December 31, 2013	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.68	1,690,911	2.00	$0.68
$0.95	982,401	0.87	$0.95
$1.00	59,170,338	4.07	$1.00
$1.12	3,760,036	1.94	$1.12
$1.15	160,000	1.50	$1.15
$1.25	5,623,729	1.73	$1.25
$1.45	80,000	1.50	$1.45
$1.50	1,170,001	2.17	$1.50
$1.75	200,000	2.00	$1.75
$2.00	200,000	2.25	$2.00

	73,037,416	3.64	$1.03

6. Convertible Debt

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

The Company paid one non-employee member of the board $54,000 for consulting services performed as of December 31, 2013. The Company paid another non-employee member of the board $75,000 for consulting services performed as of December 31, 2013. The Company paid a third non-employee member of the board $75,000 for consulting services performed as of December 31, 2013.

8. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

	2013		2012		2011
Years Ended December 31,	Amount	%	Amount	%	Amount	%
Federal statutory rate	$(9,417,000)	(34.0)	$(4,273,000)	(34.0)	$(6,608,000)	(34.0)
State taxes	(1,246,000)	(4.5)	(566,000)	(4.5)	(874,000)	(4.5)
Adjustment to valuation allowance	5,015,000	18.1	4,596,000	36.5	6,406,000	33.0
Non-deductible compensation	—	—	924,000	7.0	1,848,000	9.5
Loss (gain) on warrant liability	5,648,000	20.4	(681,000)	(5.0)	(772,000)	(4.0)

Actual tax benefit	$—	—	$—	—	$—	—

The components of the Company’s deferred income taxes are summarized below:

December 31,	2013	2012
Deferred tax assets
Net operating loss carry-forwards	$30,995,000	$26,980,000
Stock-based compensation	6,299,000	6,245,000
Warrants for services	4,527,000	3,839,000

Deferred tax asset	41,821,000	37,064,000
Deferred tax liabilities
Patent amortization	(1,638,000)	(1,896,000)
Valuation allowance	(40,183,000)	(35,168,000)

Net deferred taxes	$—	$—

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $81 million, expiring in 2022 through 2033. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has not been quantified by the Company. In addition, the Company acquired certain net operating losses in its acquisition of Valley Pharmaceuticals, Inc. (Note 2). However, the amount of these net operating losses has not been determined and even if recorded, the amount would be fully reserved.

The Company has determined that there are no uncertain tax positions as of December 31, 2013 or 2012 and does not expect any significant change within the next year.

9. 401(K) Profit Sharing Plan

In January 2007, the Company established the Provectus Pharmaceuticals, Inc. Cash Balance Defined Benefit Plan and Trust (the “Plan”), effective January 1, 2007, for the exclusive benefit of its four employees and their beneficiaries. In September 2010, the Company terminated the Cash Balance Defined Benefit Plan and Trust (the “Plan”) for its employees. There was an immaterial settlement charge that was not recorded after the termination of the Plan. The Company transferred approximately

$1,353,000 in assets from the Plan to the 401(K) Profit Sharing Plan of the Company which was formed in the three months ended September 30, 2010. Company contributions to the 401(K) Profit Sharing Plan are discretionary. Contributions made by the Company in 2010 totaled approximately $497,000 and include the amounts originally contributed to the Plan in 2010. Contributions made by the Company in 2011 totaled approximately $130,000. Contributions made by the Company in 2012 totaled approximately $132,000 and were included in other accrued expenses. Contributions made by the Company in 2013 totaled approximately $226,000.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants except for the Series B Warrants. Significant assumptions used at December 31, 2013 for the 2010 warrants include a weighted average term of 1.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 66.5% and 69.5% and a risk free interest rate range between 0.13% and 0.38%. Significant assumptions used at December 31, 2012 for the 2010 warrants include a weighted average term of 2.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. Significant assumptions used at December 31, 2013 for the 2011 Series A and C Warrants include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be further reset, volatility of 64.7% and a risk free interest rate range between 0.38% and 0.78%. Significant assumptions used at December 31, 2012 for the 2011 Series A and C Warrants include a weighted average term of 3.0 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 58.9% and 63.4% and a risk free interest rate range between 0.25% and 0.36%. As of December 31, 2011, there was no warrant liability for the Series B Warrants because they had all been exercised. Significant assumptions used at December 31, 2013 for the 2013 warrants include a weighted average term of 4.1 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.2% and a risk free interest rate range between 0.78% and 1.78%.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2013	$12,866,572	$—	$—	$12,866,572
Warrant liability at December 31, 2012	$1,299,570	$—	$—	$1,299,570

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2013 follows:

Balance at January 1, 2012	$3,067,488
Issuance of warrants	—
Net gain included in earnings	(1,767,918)
Exercise of warrants	—

Balance at December 31, 2012	$1,299,570

Balance at January 1, 2013	$1,299,570
Issuance of warrants	1,297,950
Net loss included in earnings	14,671,130
Exercise of warrants	(4,402,078)

Balance at December 31, 2013	$12,866,572

11. Litigation

Except as described below, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

On January 2, 2013, Glenn Kleba (the “Plaintiff”) derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on the Plaintiff’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees the sole authority to grant himself and the other Executives cash bonuses that the Plaintiff alleges to be excessive.

In April 2013, the Company’s Board of Directors established a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. The Company has established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy.

On March 6, 2014, the Company filed a Joint Notice of Settlement (the “Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company, the parties to the Settlement are the Plaintiff and the Individual Defendants. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the Plaintiff has not admitted that any claims or allegations lack merit or foundation. By the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 Million of the cash bonuses they received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the term sheet, which sets forth the terms and conditions of the Settlement (the “Term Sheet”), the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 Million each; (B) to reimburse the Company for 25% of the actual costs incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Term Sheet; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Term Sheet also requires that each of the Executives enter into new employment agreements with the Company and that the Company adhere to certain corporate governance principles and processes in the future. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have the option to either (A) pay the Company $25,000 cash or (B) forfeit options to purchase 50,000 shares of the Company’s common stock. The Company, the Plaintiff and the Individual Defendants will release each other from any and all claims related to the Shareholder Derivative Lawsuit, as well as dismiss the Shareholder Derivative Lawsuit with prejudice upon the Company and the Individual Defendants entering into a formal settlement agreement.

The Settlement remains subject to approval by the Court after notice to the Company’s shareholders and a settlement hearing. The hearing on the terms of the proposed settlement will be held to determine whether: (1) the terms and conditions of the settlement provided for in the Settlement are fair, reasonable and adequate and in the best interest of the Company and its shareholders, (2) the judgment, as provided for in the Settlement, should be entered, and (3) the request of Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

12. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements. As discussed in Note 11, on March 6, 2014 the Company filed a Joint Notice of Settlement in the Shareholder Derivative Lawsuit. The Company has received $2,672,363 thus far in 2014 due to warrant exercises and $538,586 was received thus far in 2014 due to stock option exercises.

13. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2013 and 2012:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$—	$—	$—	$—
Total operating loss	(3,247)	(3,287)	(3,650)	(2,844)
Other income (expense), net	(923)	909	(903)	(13,754)

Net loss	(4,170)	(2,378)	(4,553)	(16,598)
Dividends on preferred stock	(1,077)	(72)	(38)	—

Net loss applicable to common stockholders	$(5,247)	$(2,450)	$(4,591)	$(16,598)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.03)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	120,702	127,115	131,574	148,314

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$—	$—	$—	$—
Total operating loss	(4,205)	(4,285)	(3,594)	(2,253)
Other income (expense), net	(263)	453	1,247	332

Net loss	(4,468)	(3,833)	(2,347)	(1,921)
Dividends on preferred stock	(50)	(51)	(44)	(38)

Net loss applicable to common stockholders	$(4,518)	$(3,884)	$(2,391)	$(1,959)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	110,775	112,267	113,167	115,948

EXHIBIT INDEX

Exhibit No.	Description

3.1†	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc. (the “Company”)

3.2†	Certificate of Designation for the Company’s 8% Convertible Preferred Stock

3.3†	Certificate of Designation for the Company’s Series A 8% Convertible Preferred Stock

3.4†	Bylaws of the Company

4.1	Specimen certificate for the Company’s common shares, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.3	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Warrant issued to Lincoln Park Capital, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.6	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

4.7	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.1*	Amended and Restated 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and H. Craig Dees (incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.5	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

10.6	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

10.7	Purchase Agreement dated as of July 22, 2013, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 26, 2013).

10.8	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.9	Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.10	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.11	Form of Securities Purchase Agreement by and among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.12	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.13*†	Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated July 1, 2013.

10.14*†	Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated July 1, 2013.

10.15*†	Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated July 1, 2013.

10.16*†	Executive Employment Agreement by and between the Company and Peter Culpepper, dated July 1, 2013.

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 16, 2011).

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2013; (iii) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and cumulative amounts from January 17, 2002 (Inception) through December 31, 2013; and (v) Notes to Consolidated Financial Statements.**

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.