Form 10-Q
period 2014-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2014-11-06
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of September 30, 2014, was 180,299,739.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with a phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary;

•	our determination whether to license PV-10, our metastatic melanoma drug product candidate, and other solid tumors such as liver cancer, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as liver cancer;

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Current Assets
Cash and cash equivalents	$17,773,680	$15,696,243

Total Current Assets	17,773,680	15,696,243
Equipment and furnishings, less accumulated depreciation of $434,479 and $429,331, respectively	95,555	30,113
Patents, net of amortization of $7,963,957 and $7,460,617, respectively	3,751,488	4,254,828
Other assets	27,000	27,000

	$21,647,723	$20,008,184

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$478,200	$348,869
Accrued consulting expense	91,282	61,282
Other accrued expenses	311,579	102,795

Total Current Liabilities	881,061	512,946
Warrant liability	1,227,237	12,866,572

Total Liabilities	2,108,298	13,379,518

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; Series A 8% convertible preferred stock, 0 and 33,334 shares issued and outstanding, respectively, liquidation preference $0.75 (for 2013 in aggregate $25,001)	—	33
Common stock; par value $.001 per share; 300,000,000 authorized; 180,299,739 and 159,751,724 shares issued and outstanding, respectively	180,300	159,752
Paid-in capital	176,469,175	152,519,701
Accumulated deficit	(157,110,050)	(146,050,820)

Total Stockholders’ Equity	19,539,425	6,628,666

	$21,647,723	$20,008,184

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating expenses
Research and development	$1,358,102	$1,296,654	$3,541,520	$2,815,519
General and administrative	2,299,799	2,185,756	8,322,312	6,864,865
Amortization	167,780	167,780	503,340	503,340

Total operating loss	(3,825,681)	(3,650,190)	(12,367,172)	(10,183,724)
Investment income	1,410	293	4,226	576
(Loss) gain on change in fair value of warrant liability	75,724	(902,798)	1,303,716	(917,102)

Net loss	(3,748,547)	(4,552,695)	(11,059,230)	(11,100,250)
Dividends on preferred stock	—	(38,690)	—	(1,188,648)

Net loss applicable to common shareholders	$(3,748,547)	$(4,591,385)	$(11,059,230)	$(12,288,898)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	179,088,989	131,573,656	173,729,010	126,503,388

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, at December 31, 2013	33,334	$33	159,751,724	$159,752	$152,519,701	$(146,050,820)	$6,628,666
Issuance of stock for services	—	—	225,000	225	346,025	—	346,250
Issuance of warrants for services	—	—	—	—	1,354,508	—	1,354,508
Reclassification of warrant liability	—	—	—	—	10,335,619	—	10,335,619
Cash proceeds from exercise of warrants and stock options	—	—	14,703,381	14,703	4,333,183	—	4,347,886
Issuance of common stock and warrants pursuant to Regulation D	—	—	5,586,300	5,587	7,464,494	—	7,470,081
Preferred stock conversions into common stock	(33,334)	(33)	33,334	33	—	—	—
Employee compensation from stock options	—	—	—	—	115,645	—	115,645
Net loss for the nine months ended September 30, 2014	—	—	—	—	—	(11,059,230)	(11,059,230)

Balance, at September 30, 2014	—	$—	180,299,739	$180,300	$176,469,175	$(157,110,050)	$19,539,425

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows From Operating Activities
Net loss	$(11,059,230)	$(11,100,250)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,148	4,650
Amortization of patents	503,340	503,340
Compensation through issuance of stock options	115,645	142,310
Issuance of stock for services	346,250	312,000
Issuance of warrants for services	1,354,508	1,527,518
Loss (gain) on change in fair value of warrant liability	(1,303,716)	917,102
Change in assets and liabilities
Prepaid expenses and other current assets	—	(45,284)
Accounts payable	129,331	(40,971)
Accrued expenses	238,784	72,014

Net cash used in operating activities	(9,669,940)	(7,707,571)

Cash Flows From Investing Activities
Capital expenditures	(70,590)	(6,650)

Net cash used in investing activities	(70,590)	(6,650)

Cash Flows From Financing Activities
Net proceeds from sales of preferred stock and warrants	—	2,550,000
Net proceeds from sales of common stock and warrants	7,470,081	12,204,174
Proceeds from exercises of warrants and stock options	4,347,886	21,000
Cash paid for preferred dividends	—	(29,063)

Net cash provided by financing activities	11,817,967	14,746,111

Net change in cash and cash equivalents	$2,077,437	$7,031,890
Cash and cash equivalents, at beginning of period	15,696,243	1,221,701

Cash and cash equivalents, at end of period	$17,773,680	$8,253,591

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2014, the Company has reclassified $10,335,619 from warrant liability to equity due to the exercise of a portion of our warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

2. Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation, is a biopharmaceutical company whose planned principal operations is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. To date, the Company has no revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates, or sell or license the Company’s OTC products or non-core technologies.

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2014 and 2013, respectively, relate to 60,240,698 and 66,238,507 from warrants, 13,868,334 and 15,322,206 from options, and 0 and 3,705,000 from convertible preferred shares.

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

During the three months ended September 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $68,500. During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250.

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

During the three months ended September 30, 2014, the Company issued 6,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $4,189. During the three months ended September 30, 2014, 228,500 warrants were forfeited. During the three months ended September 30, 2013, the Company issued 442,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013, 136,500 warrants were forfeited.

As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2014 and 2013, there was a loss recognized from the revaluation of the warrant liability of $1,153,835 and $311,062, respectively. During the three months ended March 31, 2014, 858,825 of the Series A Warrants were exercised. During the three months ended March 31, 2014, 697,092 of the Series C Warrants were exercised. For the three months ended June 30, 2014 and 2013, there was a gain recognized from the revaluation of the warrant liability of $186,262 and $221,149, respectively. For the three months ended September 30, 2014 and 2013, there was a loss recognized from the revaluation of the warrant liability of $16,734 and $337,244, respectively. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised in 2014 of $3,911,370 was reclassified into additional paid-in capital.

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2014 and 2013, there was a loss recognized from the revaluation of the warrant liability of $211,422 and $446,698, respectively. During the three months ended March 31, 2014, 1,756,665 of the warrants included in the warrant liability were exercised. For the three months ended June 30, 2014 and 2013, there was a gain recognized from the revaluation of the warrant liability of $3,285,793 and $399,057, respectively. During the three months ended June 30, 2014, 133,232 of the warrants included in the warrant liability were exercised. For the three months ended September 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $92,458. For the three months ended September 30, 2013 there was a loss recognized from the revaluation of the warrant liability of $275,279. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $2,377,133 was reclassified into additional paid-in capital.

(e) In February 2013, the Company issued Series A 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The fair value of the warrants recorded from the February 2013 issuance was $1,297,950 resulting in a beneficial conversion amount of $1,025,950. The beneficial conversion has been recorded as a deemed dividend as of March 31, 2013 and is included in dividends on preferred stock on the consolidated statements of operations. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2014 and 2013, there was a loss recognized from the revaluation of the warrant liability of $921,776 and $165,750, respectively. During the three months ended March 31, 2014, 1,650,000 of the warrants included in the warrant liability were exercised. For the three months ended June 30, 2014 and 2013, there was a gain recognized from the revaluation of the warrant liability of $42,970 and $289,000, respectively. During the three months ended June 30, 2014, 200,000 of the warrants included in the warrant liability were exercised, which is the remainder of the 2013 warrants. For the three months ended September 30, 2013, there was a loss recognized from the revaluation of the warrant liability of $290,275. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $4,047,116 was reclassified into additional paid-in capital.

Dividends on the Series A 8% Convertible Preferred Stock accrued at an annual rate of 8% of the original issue price and were payable in either cash or common stock. If the dividend was paid in common stock, the number of shares of common stock equaled the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends were payable quarterly on the 15th day after the quarter-end. The Company paid the dividends in common stock although was required to pay the initial dividends due in cash. The Company had a deficit and, as a result, the dividends were recorded against additional paid-in capital. At March 31, 2013, the Company recognized dividends of $29,063, which are included in dividends on preferred stock on the consolidated statement of operations and were paid in April 2013. At June 30, 2013, the Company recognized dividends of $50,860, which are included in dividends on preferred stock on the consolidated statement of operations. At September 30, 2013, the Company recognized dividends of $28,104, which are included in dividends on preferred stock on the consolidated statement of operations. In 2014, the Company recognized no dividends because of the conversion of all outstanding preferred stock to common stock as of January 15, 2014.

(f) In January 2014 there were 33,334 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 33,334 shares of the Company’s common stock. As of January 15, 2014, there were no shares of Series A 8% Convertible Preferred Stock outstanding.

(g) During the three months ended June 30, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,000,000. The Company accepted subscriptions, in the aggregate, for 2,000,000 shares of common stock and five year warrants to purchase 2,000,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $3.00 per share. The purchase price for each share of common stock together with the warrants was $2.50. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $650,000 and issued five year fully vested warrants to purchase 300,000 shares of common stock with an exercise price of $2.50 to Network 1 Financial Securities, Inc., which represents 15% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2014, the Company commenced a private offering of up to $15 million of common stock and five-year warrants to accredited investors. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. During the three months ended September 30, 2014, the Company received subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock for an aggregate of $3,586,300. Investors will receive five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

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

One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. Another employee of the Company exercised 100,000 options at an exercise price of $1.25 per share of common stock for $125,000 during the three months ended June 30, 2014. A former non-employee member of the board of directors exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. One employee of the Company forfeited 25,000 stock options on May 27, 2014.

On July 29, 2014, the Company issued a total of 150,000 stock options to its three re-elected non-employee members of the board of directors. All of the stock options issued in 2014 vested on the date of grant and have an exercise price equal to the fair market price on the date of issuance. On August 19, 2013, the Company issued a total of 250,000 stock options to its re-elected members of the board of directors. All of the stock options issued in 2013 vested on the date of grant and have an exercise price equal to the fair market price on the date of issuance.

The compensation cost relating to stock options issued in 2014 is measured based on the fair value of the stock options issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options. Included in the results of operations for both the three and nine months ended September 30, 2014 is $115,645 of stock-based compensation expense which relates to the fair value of the stock options granted during the period. Included in the results of operations for both the three and nine months ended September 30, 2013 is $142,310 of stock-based compensation expense which relates to the fair value of stock options.

The following is a summary of nonvested stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	150,000	$0.77
Vested	(150,000)	$0.77
Canceled	—	—

Nonvested at September 30, 2014	—	$—

As of September 30, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

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

The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used are as follows:

	September 30, 2014	June 30, 2014	March 31, 2014
2010 Warrants:
Weighted average term	0.4 years	0.7 years	0.9 years
Probability the warrant exercise price would be reset	5%	5%	5%
Volatility	161.8%	187.7%	66.5% to 129.7%
Risk free interest rate	0.03%	0.09%	0.13%
2011 Warrants:
Weighted average term	1.3 years	1.5 years	1.8 years
Probability the warrant exercise price would be reset	5%	5%	5%
Volatility	144.4%	132.7%	101.8%
Risk free interest rate	0.36%	0.29%	0.29%
2013 Warrants:
Weighted average term	N/A	N/A	3.9 years
Probability the warrant exercise price would be reset	N/A	N/A	5%
Volatility	N/A	N/A	84.7%
Risk free interest rate	N/A	N/A	0.77% to 1.32%

At June 30, 2014 there are no remaining 2013 warrants and therefore no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at September 30, 2014	$1,227,237	$—	$—	$1,227,237
Warrant liability at December 31, 2013	$12,866,572	$—	$—	$12,866,572

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2014 to September 30, 2014 follows:

Balance at January 1, 2014	$12,866,572
Issuance of warrants	—
Change in fair value of warrants included in earnings	(1,303,716)
Reclassification to APIC due to warrant exercises	(10,335,619)

Balance at September 30, 2014	$1,227,237

8. Litigation

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

In April 2013, the Company’s Board of Directors appointed a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. The Company has established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy. On February 21, 2014, an Amended Shareholder Derivative Complaint was filed which added Don B. Dale (“Mr. Dale”) as a plaintiff.

On March 6, 2014, the Company filed a Joint Notice of Settlement (the “Notice of Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company, the parties to the Notice of Settlement are Mr. Kleba, Mr. Dale and the Individual Defendants.

On June 6, 2014, the Company, in its capacity as a nominal defendant, entered into a Stipulated Settlement Agreement and Mutual Release (the “Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company and the Individual Defendants, Plaintiffs Glenn Kleba and Don B. Dale are parties to the Settlement.

By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 Million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 Million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Subsequent to September 30, 2014, the Executives finalized the repayment terms of the Settlement and the related options were forfeited during the fourth quarter of fiscal 2014. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in October 2015 and the final payment due in October 2019. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval.

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. Subsequent to September 30, 2014, the Company paid $911,000 to plaintiffs’ counsel. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, H. Craig Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD. The Company intends to defend vigorously against all claims in these complaints. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Since the consolidation of the three actions, certain shareholders have filed motions seeking their appointment as the “Lead Plaintiff” to direct the Securities Litigation. 15 U.S.C. § 78u-4(a)(3)(B)(iii) provides a rebuttable presumption that the most adequate plaintiff to direct a securities class action is the shareholder who has the largest financial interest in the relief sought by the class. Following the motion for appointment filed by Fawwaz Hamati, a shareholder who allegedly suffered the greatest losses, all but one of the other prospective Lead Plaintiffs withdrew their request for appointment as Lead Plaintiff. However, one prospective Lead Plaintiff, shareholder Trilokie Khemai, challenged the appointment of Mr. Hamati as a Lead Plaintiff. According to Mr. Khemai, the timing of Mr. Hamati’s purchase of his stock in the Company could subject him to unique defenses not shared by the class, which would render him inadequate as the Lead Plaintiff in the Securities Litigation. A hearing is currently scheduled with the United States District Court for the Eastern District of Tennessee on November 14, 2014 to determine which shareholder should be named as Lead Plaintiff.

Hurtado Shareholder Derivative Lawsuit

On June 4, 2014, Karla Hurtado, derivatively on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the Middle District of Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Hurtado Shareholder Derivative Lawsuit”). The Hurtado Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) abuse of control, both claims based on Ms. Hurtado’s allegations that the Individual Defendants (a) recklessly permitted the Company to make false and misleading disclosures and (b) failed to implement adequate controls and procedures to ensure the accuracy of the Company’s disclosures.

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee.

As a nominal defendant, no relief is sought against the Company itself in the Hurtado Shareholder Derivative Lawsuit.

Montiminy Shareholder Derivative Lawsuit

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). Like the Hurtado Shareholder Derivative Lawsuit, the Montiminy Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) gross mismanagement of the assets and business of the Company, both claims based on Mr. Montiminy’s allegations that the Individual Defendants recklessly permitted the Company to make certain false and misleading disclosures regarding the likelihood that the Company’s melanoma drug, PV-10, would qualify for BTD. As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit.

Again, as in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Complaint

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical.

9. Subsequent Event

On November 5, 2014, in connection with the Company’s private offering of up to $15 million of common stock and warrants to accredited investors as described in Note 4(g), the Company accepted subscriptions, in the aggregate, for 3,702,600 shares of common stock and five year warrants to purchase 1,851,300 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. As of September 30, 2014, gross proceeds of $3,586,300 have been received. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $370,260 and issued five year fully vested warrants to purchase 370,260 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and the risk factors contained in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and this report, which updates those risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two therapeutic products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, respectively. Also, important immunologic data with PV-10 has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which we hope will result in one or more license transactions with pharmaceutical and or biotech partners. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

We had no revenue during the three and nine months ended September 30, 2014 and 2013.

Research and Development

Research and development costs of $1,358,102 for the three months ended September 30, 2014 included payroll of $272,088, consulting and contract labor of $721,878, legal of $145,342, insurance of $57,099, lab supplies and pharmaceutical preparations of $138,066, rent and utilities of $21,913, and depreciation expense of $1,716. Research and development costs of $1,296,654 for the three months ended September 30, 2013 included payroll of $411,119, consulting and contract labor of $451,024, legal of $93,515, insurance of $61,049, lab supplies and pharmaceutical preparations of $258,756, rent and utilities of $19,641, and depreciation expense of $1,550. The decrease in payroll is due to less employee benefit expenses. The increase in consulting and contract labor is due primarily to preparations for a phase 3 trial for the treatment of melanoma and FDA interaction with respect to PV-10; and increased liver and Moffit Cancer mechanism of action feasibility studies activity.

Research and development costs of $3,541,520 for the nine months ended September 30, 2014 included payroll of $1,025,247, consulting and contract labor of $1,457,327, legal of $285,571, insurance of $111,902, lab supplies and pharmaceutical preparations of $590,570, rent and utilities of $65,755, and depreciation expense of $5,148. Research and development costs of $2,815,519 for the nine months ended September 30, 2013 included payroll of $1,135,095, consulting and contract labor of $1,006,049, legal of $174,539, insurance of $148,549, lab supplies and pharmaceutical preparations of $290,921, rent and utilities of $55,716, and depreciation expense of $4,650. The decrease in payroll is due to less employee benefit expenses. The increase in consulting and contract labor is due primarily to preparations for a phase 3 trial for the treatment of melanoma and FDA interaction with respect to PV-10, and increased liver and Moffitt Cancer Center mechanism of action feasibility studies activity. The increase in legal is due primarily to additional intellectual patent protection expenses . The increase in lab supplies and pharmaceutical preparations is due primarily to producing phase 3 melanoma drug supply, as well as phase 2 liver and meeting requirements for filing New Drug Approval (NDA) application to the FDA.

General and Administrative

General and administrative expenses increased by $114,043 in the three months ended September 30, 2014 to $2,299,799 from $2,185,756 for the three months ended September 30, 2013. General and administrative expenses were very similar for both periods.

General and administrative expenses increased by $1,457,447 in the nine months ended September 30, 2014 to $8,322,312 from $6,864,865 for the nine months ended September 30, 2013. General and administrative expenses were very similar for both periods; however, almost $600,000 in increased expense is due to the higher stock price of our common stock during the three months ended March 31, 2014 versus the three months ended March 31, 2013, which resulted in higher noncash expenses charged to operations for the value of both common stock and warrants issued for services. Additionally, legal expense increased by about $400,000 primarily due to our NYSE MKT listing and the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., and investor relations and related travel expenses increased approximately $400,000 for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2014 and 2013.

Gain/Loss on change in fair value of warrant liability

Gain on change in fair value of warrant liability increased by $978,522 in the three months ended September 30, 2014 to $75,724 from a loss of $902,798 for the three months ended September 30, 2013. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements which is primarily attributed to a reduction in the remaining life of warrants outstanding.

Gain on change in fair value of warrant liability increased by $2,220,818 in the nine months ended September 30, 2014 to $1,303,716 from a loss of $917,102 for the nine months ended September 30, 2013. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements which is primarily attributed to a decrease in our common stock price and warrant exercises, and a reduction in the remaining life of warrants outstanding.

Liquidity and Capital Resources

Our cash and cash equivalents were $17,773,680 at September 30, 2014, compared with $15,696,243 at December 31, 2013. The increase of approximately $2.1 million was due primarily to $4.3 million cash received from warrant and stock option exercises and $7.5 million net proceeds from the sale of our common stock in the nine months ended September 30, 2014, offset by $9.7 million of operating cash expenses.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at September 30, 2014 will be sufficient to meet our current and planned operating needs into 2016 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities. Additionally, we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to an additional $30,000,000 of our common stock per an existing agreement with Investor. In addition, on April 30, 2014, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

Therefore, our ability to continue as a going concern is reasonably assured due to our cash and cash equivalents on hand at September 30, 2014. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not anticipate needing to raise additional capital to further develop PV-10 on our own to treat locally advanced cutaneous melanoma, cancers of the liver, recurrent breast cancer, pancreatic cancer and other indications because we plan to strategically monetize PV-10 through appropriate regional license transactions, license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We believe our efforts to obtain regulatory clarity will be helpful to facilitate transactions with potential partners. Additionally, the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 are expected to further aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we have adequate funds to operate without a further injection of capital into 2016. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data and potentially complete data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, and clinical mechanism of action data for both PV-10 and PH-10.

We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we are discussing transactions with potential partners in China, India and Russia. We recently announced a Memorandum of Understanding (MOU) with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as immune checkpoint inhibitors. Whenever we obtain an MOU, definitive agreement or similar indication of interest from a potential partner, we will issue a press release and file a Current Report on Form 8-K with the Securities and Exchange Commission to notify the market. Furthermore, the strategy of the Company for the benefit of stockholders is a series of partnerships followed by an acquisition of the Company along the lines of Celgene-Abraxis, although there can be no assurance that such partnerships or acquisition will occur. An interim transaction could be a co-development deal like Roche-NewLink, Bristol-Celldex or AstraZeneca-Incyte. The Company is not in discussions regarding the sale of its business and there can be no assurance, however, that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

We have already signed an advisory agreement with China’s TriRiver Capital to help identify distribution and joint venture partners for PV-10 in China. This agreement is intended to enhance our reach into China and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India, Russia and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business and there can be no assurance, however, that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

We believe our continued development of PV-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of solid tumor indications due to its unique immuno-chemoablation mechanism of action. The primary ablative mechanism of PV-10 is followed by a secondary immunomodulatory mechanism. Likewise, we believe our development of PH-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of inflammatory dermatoses due to its unique non-steroidal anti-inflammatory mechanism of action.

However, we cannot assure you that we will be successful in either licensing of PV-10 or PH-10, any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2016 and beyond, even though we do not anticipate needing additional capital to develop PV-10 on our own to treat locally advanced cutaneous melanoma. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to shareholders.

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

ASU 2014-10 is effective for public entities for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early adoption is permitted. We have early adopted ASU 2014-10 in our consolidated financial statements.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $15,000 as of September 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of September 30, 2014, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See notes 4 and 7 of the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

In April 2013, the Company’s Board of Directors appointed a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. The Company has established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy. On February 21, 2014, an Amended Shareholder Derivative Complaint was filed which added Don B. Dale (“Mr. Dale”) as a plaintiff.

On March 6, 2014, the Company filed a Joint Notice of Settlement (the “Notice of Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company, the parties to the Notice of Settlement are Mr. Kleba, Mr. Dale and the Individual Defendants.

On June 6, 2014, the Company, in its capacity as a nominal defendant, entered into a Stipulated Settlement Agreement and Mutual Release (the “Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company and the Individual Defendants, Plaintiffs Glenn Kleba and Don B. Dale are parties to the Settlement.

By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 Million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 Million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Subsequent to September 30, 2014, the Executives finalized the repayment terms of the Settlement and the related options were forfeited during the fourth quarter of fiscal 2014. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in October 2015 and the final payment due in October 2019. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval.

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. Subsequent to September 30, 2014, the Company paid $911,000 to plaintiffs’ counsel. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, H. Craig Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5

promulgated thereunder. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD. The Company intends to defend vigorously against all claims in these complaints. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

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

Since the consolidation of the three actions, certain shareholders have filed motions seeking their appointment as the “Lead Plaintiff” to direct the Securities Litigation. 15 U.S.C. § 78u-4(a)(3)(B)(iii) provides a rebuttable presumption that the most adequate plaintiff to direct a securities class action is the shareholder who has the largest financial interest in the relief sought by the class. Following the motion for appointment filed by Fawwaz Hamati, a shareholder who allegedly suffered the greatest losses, all but one of the other prospective Lead Plaintiffs withdrew their request for appointment as Lead Plaintiff. However, one prospective Lead Plaintiff, shareholder Trilokie Khemai, challenged the appointment of Mr. Hamati as a Lead Plaintiff. According to Mr. Khemai, the timing of Mr. Hamati’s purchase of his stock in the Company could subject him to unique defenses not shared by the class, which would render him inadequate as the Lead Plaintiff in the Securities Litigation. A hearing is currently scheduled with the United States District Court for the Eastern District of Tennessee on November 14, 2014 to determine which shareholder should be named as Lead Plaintiff.

Hurtado Shareholder Derivative Lawsuit

On June 4, 2014, Karla Hurtado, derivatively on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the Middle District of Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Hurtado Shareholder Derivative Lawsuit”). The Hurtado Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) abuse of control, both claims based on Ms. Hurtado’s allegations that the Individual Defendants (a) recklessly permitted the Company to make false and misleading disclosures and (b) failed to implement adequate controls and procedures to ensure the accuracy of the Company’s disclosures.

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee.

As a nominal defendant, no relief is sought against the Company itself in the Hurtado Shareholder Derivative Lawsuit.

Montiminy Shareholder Derivative Lawsuit

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). Like the Hurtado Shareholder Derivative Lawsuit, the Montiminy Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) gross mismanagement of the assets and business of the Company, both claims based on Mr. Montiminy’s allegations that the Individual Defendants recklessly permitted the Company to make certain false and misleading disclosures regarding the likelihood that the Company’s melanoma drug, PV-10, would qualify for BTD. As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit.

Again, as in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Complaint

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, other than the additional disclosure of the risk factors listed below.

We are subject to securities class action lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

Beginning on May 27, 2014, three putative securities class action lawsuits (the “Federal Class Actions”) were commenced in the United States District Court for the Middle District of Tennessee against us, and certain of our officers and directors, alleging violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Federal Class Actions allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information regarding our application to the FDA for BTD of PV-10.

On July 9, 2014, the Company and the Federal Class Action plaintiffs filed joint motions to consolidate the cases and transfer them to United States District Court for the Eastern District of Tennessee. By order dated July 16, 2014, the United States District Court for the Middle District of Tennessee consolidated the Federal Class Actions and transferred them to the United States District Court for the Eastern District of Tennessee. Since the consolidation and transfer of the Federal Class Actions, several shareholders have filed motions seeking their appointment as the “Lead Plaintiff” to direct the class action litigation. The United States District Court for the Eastern District of Tennessee has scheduled a hearing for November 14, 2014 to determine which shareholder should be appointed Lead Plaintiff.

In addition, on June 4, 2014, a shareholder derivative lawsuit captioned Hurtado v. Provectus Biopharmaceuticals, Inc., et al. was filed derivatively on behalf of the Company against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant in the United States District Court for the Middle District of Tennessee (the “Hurtado Shareholder Derivative Lawsuit”). The Hurtado Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties, and (ii) abuse of control, both claims based on the Plaintiff’s allegations that the Individual Defendants recklessly permitted the Company to disclose false and misleading information and failed to implement adequate controls and procedures to ensure the accuracy of the Company’s disclosures.

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the Hurtado Shareholder Derivative Lawsuit to the United States District Court for the Eastern District of Tennessee and, in light of the pending Federal Class Actions, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee.

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against the Individual Defendants. Like the Hurtado Shareholder Derivative Lawsuit, the Montiminy Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) gross mismanagement of the assets and business of the Company, both claims based on Mr. Montiminy’s allegations that the Individual Defendants recklessly permitted the Company to make certain false and misleading disclosures regarding the likelihood that PV-10 would qualify for BTD.

Finally, on October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Individual Defendants and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit asserts the exact same facts and legal claims as the Montiminy Shareholder Derivative Lawsuit.

In each of the three Shareholder Derivative Lawsuits, the Company is a nominal defendant only. As such, the plaintiffs seek relief from the Individual Defendants, but not the Company itself.

We intend to defend these actions vigorously. We are currently unable to estimate a range of payments, if any, that we may be required to pay or may agree to pay with respect to the Federal Class Actions, the Hurtado Shareholder Derivative Lawsuit, the Montiminy Shareholder Derivative Lawsuit, and the Foley Shareholder Derivative Lawsuit. We believe that the resolution of these suits will not result in a material adverse effect to our consolidated financial statements. However, due to the inherent uncertainties that accompany litigation of this nature, there can be no assurance that we will be successful, and an adverse resolution of any of the lawsuits could have a material adverse effect on our consolidated financial statements. Furthermore, these actions may divert management’s time and attention from our business, and we could be forced to expend significant resources and pay significant costs and expenses, including legal fees, in connection with defending the lawsuits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, the Company issued 6,000 warrants to consultants in exchange for services. The Company intends to use any net proceeds from the exercises of these warrants for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

During the three months ended September 30, 2014, the Company received subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock for an aggregate of $3,586,300. Investors will receive five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 6, 2014	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.
**	Filed herewith.