Form 10-K
period 2014-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2015-03-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, par value $.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was $142,203,263 (computed on the basis of $0.86 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 2, 2015 was 185,171,159.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 19, 2015.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”), and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

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

The table below sets forth our two prescription drug candidates and our progress in developing those candidates for the indications shown:

PV-10 Melanoma	•	Protocol for Phase 3 study for treatment of locally advanced cutaneous melanoma submitted to FDA in 2014 for study in 2015
	•	Phase 1b/2 combination study of PV-10 + immune checkpoint blockade is being designed 2014 into 2015
	•	Type C FDA meeting December 2013, and January 2015
	•	Prepare for Breakthrough Therapy Designation request 2013 into 2014
	•	Finalized Phase 2 data October 2012 and September 2013
	•	End-of-Phase 2 FDA meeting April 2010, March 2011, and October 2011
	•	Phase 2 study completed May 2010
	•	Phase 2 treatments completed September 2009
	•	Phase 2 recruitment completed May 2009
	•	Phase 2 study initiated September 2007
	•	Orphan drug status January 2007

PH-10 Psoriasis	•	Full Phase 2c study report submitted to FDA February 2014
	•	Toxicity study research and development for advanced studies 2012, 2013, 2014 and into 2015
	•	Phase 2c randomized study final data collection February 2012
	•	Phase 2c randomized study initiated December 2010 and completed August 2011
	•	Phase 2 study completed April 2010
	•	Phase 2 recruitment completed October 2009
	•	Replacement Phase 2 initiated July 2009 due to dose regimen change
	•	Phase 2 study initiated November 2007

PH-10 Atopic Dermatitis	•	Toxicity study research and development for advanced studies 2012, 2013, 2014 and into 2015
	•	Phase 2 study completed September 2009
	•	Phase 2 recruitment completed June 2009
	•	Phase 2 study initiated June 2008

PV-10 Breast Cancer	•	Assessing further development 2013, 2014 and 2015 in conjunction with Moffitt Cancer Center research

	•	Phase 1 study completed July 2008
	•	Phase 1 initial cohort treatment completed April 2006
	•	Phase 1 study initiated October 2005

PV-10 Liver Metastasis	•	Phase 1b/2 study being planned 2014 into 2015
	•	Phase 1 protocol expansion September 2012 through 2014 into 2015
	•	Orphan drug status April 2011
	•	Phase 1 patient accrual and treatment completed January 2011
	•	Phase 1 study initiated October 2009

PV-10 Mechanism of Action	•	Moffitt Cancer Center initiates Phase 1 feasibility study to detect immune cell infiltration into melanomas treated by PV-10 in January 2013 into 2014 and 2015

PH-10 Mechanism of Action	•	Phase 2 study initiated January 2015

In addition to clinical trials, patients enrolled in the expanded access or compassionate use program for PV-10 are also receiving PV-10 treatments for cutaneous and subcutaneous cancer indications.

Oncology (PV-10)

We believe our prescription drug candidate PV-10, a novel investigational drug, may afford competitive advantage compared to currently available options for the treatment of certain types of cancer; particularly solid tumors. We are developing PV-10, a sterile injectable form of rose bengal disodium (Rose Bengal), for direct injection into tumors. It is an ablative immunotherapy or immuno-chemoablative agent that when injected intralesionally is tantamount to an “in situ” vaccination following acute and durable necrosis of diseased tissue. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We have conducted phase 1 and phase 2 studies of PV-10 for the treatment of recurrent and metastatic melanoma, and phase 1 studies of PV-10 for the treatment of liver and breast cancers, each of which are described in more detail below. Furthermore, we expect to commence a phase 3 study of PV-10 to treat locally advanced cutaneous melanoma in the first quarter of 2015, which is described in more detail below.

Recurrent or Locally Advanced Cutaneous Melanoma and Widely Metastatic [Melanoma] Disease

A Type C meeting was held with the U.S. Food and Drug Administration’s (the “FDA” or the “Agency”) Division of Oncology Products 2 on December 16, 2013. The purpose of the meeting was to determine which of the available paths that our novel investigational oncology drug PV-10 will take in pursuit of initial FDA approval and commercialization. As a result of this meeting, we submitted data from our phase 2 study in a formal breakthrough therapy designation (BTD) request.

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

We believe these data show that if a tumor is accessible to PV-10 injection, the drug is likely to destroy that tumor. If approved, PV-10 would be the first tissue-sparing local therapy for recurrent or locally advanced cutaneous melanoma.

Non-specific local treatments that temporarily reduce tumor burden, such as surgery and radiation, are the most commonly used cancer therapies today. Furthermore, we believe our clinical and immunologic mechanism data show that it may be possible to delay or prevent melanoma metastasis to distant sites. Measurement of tumor shrinkage via objective response criteria has been considered direct clinical benefit in drug approvals for other skin cancers, and we believe a similar case can be made for PV-10 in locally advanced cutaneous melanoma. As advised by the FDA, we submitted data from the 28 patients in our phase 2 study who had all existing disease treated in a formal BTD request.

In the BTD request, Provectus presented an analysis of the sub-group of 54 patients in phase 2 study PV-10-MM-02 having melanoma confined to cutaneous and subcutaneous sites and where all disease was followed; any new clinically relevant disease constituted progression with no further assessment for response. Complete response of all injected lesions was observed in 37% of these patients. In 28 of these patients having all of their baseline disease injected, complete response was observed in 50% of patients (Confidence Interval: 31-69%). These 28 patients had as many as 20 lesions confined to the skin, and experienced a mean PFS of 9.8 months.

On May 23, 2014, we announced that we received notification from the FDA that the data upon which the Company based its request for designation of PV-10 as a Breakthrough Therapy for the treatment of patients with locally advanced cutaneous melanoma was insufficient to demonstrate substantial improvement over existing therapies. As a result, the FDA declined to designate PV-10 as a Breakthrough Therapy at that time. Further data may cause the Agency to revisit this decision at a later date.

In the notification letter the FDA stated, “We have reviewed your request and while we have determined that treatment of ‘locally advanced cutaneous melanoma’ meets the criteria for a serious or life-threatening disease or condition, the preliminary clinical evidence you submitted does not indicate that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Therefore, designation as a Breakthrough Therapy cannot be granted at this time.”

On June 2, 2014, there were two presentations in the Poster Highlights Session, Melanoma/Skin Cancers, during the American Society of Clinical Oncology (ASCO) annual meeting in Chicago, Illinois. The first highlighted abstract, presented by Sanjiv S. Agarwala, MD, of the St. Luke’s Cancer Center, Bethlehem, PA, entitled “Efficacy of intralesional rose bengal in patients receiving injection in all existing melanoma in phase II study PV-10-MM-02” (abstract 9027), may be viewed at: [http://abstracts.asco.org/144/AbstView_144_132320.html]. The second highlighted abstract, presented by Amod A. Sarnaik, MD, of Moffitt Cancer Center (“Moffitt”), Tampa, FL, entitled “Assessment of immune and clinical efficacy after intralesional PV-10 in injected and uninjected metastatic melanoma lesions” (abstract 9028), may be viewed at: [http://abstracts.asco.org/144/AbstView_144_132288.html].

In the phase 2 PV-10 trial, when all existing lesions were injected with PV-10, tumors were no longer detectable (complete response) in 50% of the patients (Confidence Interval: 31-69%). This subgroup analysis supports the potential of PV-10 as a single agent and provides a rationale for a PV-10 phase 3 randomized controlled trial in locally advanced melanoma patients.

This phase 3 randomized controlled trial of PV-10 in patients with unresectable locally advanced cutaneous melanoma will assess response to PV-10 versus that of systemic chemotherapy in patients who have disease limited to cutaneous and subcutaneous sites and who have failed or are ineligible for systemic immunotherapy. Progression-free survival and complete response rate will be assessed using standard criteria (RECIST 1.1). Overall survival and exploratory assessment of patient reported outcomes related to lesion pain and other melanoma symptoms will also be assessed. The study is expected to commence in the first quarter of 2015, and will allow for interim assessment when 50% of the required events have occurred (i.e., disease progressions).

The Moffitt abstract provided interim results of a pilot clinical trial designed to investigate the local and immunologic effects of tumor ablation with PV-10. Lead author, Dr. Sarnaik, noted “In the peripheral blood of patients after PV-10 injection, we saw a significant increase in circulating T-cells, including CD3+ and cytotoxic CD8+ cells. This suggests an immunologic-mediated antitumor response is engendered by PV-10. We are hoping to undertake combination trials that combine PV-10 with the promising systemic immunotherapies being developed by our medical oncology colleagues.”

In the Moffitt poster at ASCO, Dr. Sarnaik and co-authors reported interim results of this pilot clinical trial designed to investigate the immunologic basis of this bystander or systemic immunologic response. In this single institution translational study, a target lesion and a bystander were biopsied prior to treatment of the target lesion with PV-10. Both lesions were then resected within 7-14 days of target lesion injection and compared to pre-treatment biopsies. Peripheral blood was also collected pre-treatment, at the time of resection and at day 28. The researchers note “treatment with IL PV-10 led to pCR (pathologic complete response) in the post-treatment biopsies of both PV-10 injected and uninjected study lesions in 4 of the 8 patients, and all 8 exhibited at least partial regression of the injected lesion.” The abstract continues, “six of the 8 patients had metastatic disease refractory to previous ipilimumab, anti-PD-1 and/or vemurafenib therapy.” Based on T cells isolated from the peripheral blood of the patients, the authors conclude that, “IL PV-10 treatment can lead to systemic anti-melanoma immunity and pCR in injected and uninjected lesions including treatment-refractory tumors.”

We observed that these results delineate two development paths to generate data sufficient for a new drug application (NDA) for PV-10 in melanoma. Our focus in 2014 and the first quarter of 2015 has been initiation of the phase 3 randomized controlled trial. We also expect to begin the more exploratory combinatorial work that potentially addresses the needs of patients with more advanced metastatic disease.

We are not alone in advocating for an intralesional approach in the treatment of cancer. For melanoma patients with recurrent or in-transit disease confined to their skin this approach has been used to treat patients for many years, as evidenced by guidelines published by the National Comprehensive Cancer Network (NCCN Guidelines®) defining the standard of care for cancer treatment in the United States. Intralesional injection with BCG and certain immunomodulatory agents, local ablation, topical therapy for superficial lesions and regional radiotherapy are consensus interventions for these patients, while systemic therapy remains an option and participation in a clinical trial is the preferred option. We believe that, in this context, PV-10 is well positioned to show superiority in phase 3 testing as a single agent.

For those patients who do not have all disease accessible to injection, medical oncologists have stated that using an agent like PV-10 to prime the immune system could be synergistic in combination with a systemic agent. Our patent application on this strategy was published in 2012 and we have been vigorously pursuing this approach. We believe the nonclinical research we first presented at the Society for Immunotherapy of Cancer (SITC) annual meeting that year, together with ongoing translational clinical research on PV-10’s mechanism of action we are sponsoring at Moffitt and our own phase 2 data, provide a rationale for combination testing of PV-10. This development track, separate from the phase 3 study, using PV-10 in combination with checkpoint protein inhibitors could present a path forward for patients with significant disease burden not amenable to intralesional injection.

On October 28, 2014, we announced that data on PV-10, obtained in clinical trial PV-10-MM-02 [ClinicalTrials.gov Identifier NCT00521053], has been published by the Annals of Surgical Oncology (ASO). The peer-reviewed article, entitled “Phase 2 Study of Intralesional PV-10 in Refractory Metastatic Melanoma”, is available as an Epub ahead of print, and may be accessed at [http://dx.doi.org/10.1245/s10434-014-4169-5]. The Annals of Surgical Oncology is the official journal of the Society of Surgical Oncology (SSO) and the American Society of Breast Surgeons. Annals is published monthly by Springer.

On November 13, 2014, we announced that the protocol for our phase 3 study of PV-10 as a treatment for melanoma is now available on: [http://clinicaltrials.gov/ct2/show/study/NCT02288897].

The protocol states that the study is “an international multicenter, open-label, randomized controlled trial (RCT) of single-agent intralesional PV-10 versus systemic chemotherapy with dacarbazine (DTIC) or temozolomide (TMZ) to assess treatment of locally advanced cutaneous melanoma in patients who are BRAF V600E wild-type and have failed or are not otherwise candidates for ipilimumab or another immune checkpoint inhibitor. Subjects in the comparator arm will receive the Investigator’s choice of dacarbazine or temozolomide as determined by Investigator preference and/or local availability of the agent. Effectiveness will be assessed by comparison of progression-free survival (PFS) between all intent-to-treat (ITT) subjects in the two study treatment arms.”

The Primary Outcome Measure is progression-free survival (PFS) to be assessed every 12 weeks up to 18 months. The Secondary Outcome Measures include complete response rate (CRR) and its duration (to be assessed every 12 weeks up to 18 months); the change in total symptom score from baseline using the patient reported Skindex-16 instrument (to be assessed 12 weeks after Day 1); Overall survival (OS) to be assessed every 12 weeks up to 18 months; and number of participants with adverse events assessed every 4 weeks until 28 days after last treatment. Safety and tolerability will be assessed by monitoring the frequency, duration, severity and attribution of adverse events and evaluating changes in laboratory values and vital signs.

On December 22, 2014, we announced that we would be meeting with the FDA to review certain operational aspects of the protocol for our planned phase 3 clinical trial of intralesional PV-10, as a treatment for melanoma.

On February 9, 2015, we announced that we have held a Type C meeting with the FDA to review certain operational aspects of the protocol for our planned phase 3 clinical trial of intralesional PV-10 as a treatment for melanoma. The meeting was held by teleconference on January 29, 2015.

As noted in our press release of December 22, 2014, when we submitted the protocol to the Agency in November 2014, we included a brief list of questions about certain operational aspects of the protocol. The FDA subsequently indicated that a formal meeting was appropriate to assure that these questions were addressed in a timely and comprehensive manner. As is typical for such meetings, we provided a more extensive list of questions in the formal meeting package. This led to a very thorough and helpful review of the protocol as a result of the meeting. Topics formally reviewed included subject eligibility requirements, primary and secondary study end points, and study lesion definitions and conventions for defining disease progression.

The outcome of the FDA’s review does not affect the fundamental design of the study nor the patient population, but does affect certain details concerning some secondary end points and statistical analysis matters, such as the treatment of missing data. We are making a number of small changes to the protocol in light of this review, and intend to issue a final version and start enrolling the phase 3 in the first quarter of 2015. No further review is required by the FDA in order for us to proceed.

We have eight sites, four in the U.S. and four in Australia, in our expanded access program currently using PV-10 for melanoma and other cutaneous malignancies. We expect that they will provide a path to starting enrollment quickly upon completion of the changes to the protocol in the first quarter of 2015. In addition, we have been qualifying additional sites that will join the study pending action by their respective Institutional Review Boards.

While we believe the rapid ablative effect immediately evident in patients treated with PV-10 highlights our path to initial approval, the bystander effect, or secondary immunomodulatory benefit of PV-10 as a result of direct ablation, continues to be of scientific interest and studies to quantify systemic tumor-specific immune response in cancer patients are ongoing. This is why we term the overall function of PV-10 as ablative immunotherapy. This emerging understanding of the secondary effect of tumor ablation with PV-10 is an important foundation for future studies to assess the long-term impact of PV-10 on distant metastasis and possible combination strategies for use of PV-10 in the treatment of cancer patients with more advanced disease. PV-10 is therefore becoming known as an ablative immunotherapy, and we believe it is therefore a next generation ablative immunological treatment.

Ongoing immunologic mechanism of action studies at Moffitt have been conducted from 2011 through 2014, and thus far in 2015, to characterize the systemic benefit of PV-10. A feasibility study to detect immune cell infiltration into melanomas treated by PV-10 commenced in January 2013.

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

On April 7, 2014, we announced that a poster presentation detailing significant decrease in melanoma cells in patients’ injected tumors 7-14 days after intralesional PV-10 treatment that was accompanied by similar decrease in uninjected bystander tumors was presented April 6 by researchers from Moffitt at the American Association for Cancer Research Annual Meeting in San Diego, CA. These clinical and pathologic changes were accompanied by increases in important immune cell populations detected in the patients’ peripheral blood.

The poster presentation, based upon abstract #630, entitled “Induction of anti-melanoma immunity after intralesional ablative therapy,” was authored by Hao Liu, Krithika Kodumudi, Amy Weber, Amod A. Sarnaik and Shari Pilon-Thomas of Moffitt. The mechanism of regression of uninjected lesions is under investigation at Moffitt (NCT01760499). Further information can be accessed at the following NIH Registry link: [http://www.clinicaltrials.gov/ct2/show/NCT01760499].

Moffitt researchers presented clinical data on 8 melanoma patients that demonstrated significant decreases in melanoma cells in injected tumors and uninjected bystander tumors 7-14 days after PV-10 injection as evidenced by pathologic evaluation confirmed with immunohistochemical staining of biopsy specimens for melA (a marker of melanoma). The researchers showed that these changes in tumors were accompanied by increased populations of CD3+, CD4+ and CD8+ T cells along with NKT cells in peripheral blood. T cells from one patient were purified and exhibited increased interferon-gamma expression when exposed to the patient’s pre-treatment melanoma cells.

In addition, Moffitt’s team found that PV-10 was cytotoxic to B16 mouse melanoma cells with minimal cytotoxicity to normal skin cells (fibroblasts). This cytotoxicity occurred via necrosis with minimal evidence of apoptosis. The PV-10 treatment of B16 tumors in mice led to release of HMGB1, a soluble Damage Associated Molecule Pattern (DAMP) that is important in activation of dendritic cells; such dendritic cells from these mice were selectively active against B16 tumor cells. PV-10 treatment of B16 tumors in mice also led to infiltration of dendritic cells into the lymph nodes draining the treated tumors; no infiltration was observed in non-draining nodes.

Dr. Pilon-Thomas of Moffitt stated, “These data are exciting and illustrate successful translation of our pre-clinical work in mice to clinical results in melanoma patients. With only 8 patients we’ve been able to clearly observe statistically significant increases in beneficial T cell populations in peripheral blood. Ironically, the original aim of the trial to assess tumor-infiltrating lymphocytes was thwarted when biopsies of patient tumors collected just 7-14 days after PV-10 injection no longer contained viable tumor tissue. We are following up both the human data and continuing to design more experiments in mice to better explain the systemic immune effects elicited by PV-10 ablation.”

Abstract #630 can be accessed at the following link: [http://www.abstractsonline.com/Plan/ViewAbstract.aspx?mID=3404&sKey=9a90b661-024e-4702-894a-d3f419f9925e&cKey=3ee0b61c-784a-4e56-8ec7-c9b3d868a8b6&mKey=6ffe1446-a164-476a-92e7-c26446874d93].

On November 10, 2014, we announced that data on PV-10 for intralesional (IL) treatment of cancer was featured in a poster presentation at the Society for Immunotherapy of Cancer [SITC] 29th Annual Meeting on Saturday, November 8, 2014. The presentation, titled “Efficacy of Intralesional Injection with PV-10 in Combination with Co-Inhibitory Blockade in a Murine Model of Melanoma,” is available at http://www.pvct.com/publications/SITCposter2014.pdf.

The poster, presented by Dr Shari Pilon-Thomas of Moffitt, concludes that the new data “support combination therapy with IL PV-10 and co-inhibitory blockade.” In clinical trials, IL PV-10 has induced regression of both injected lesions and uninjected bystander lesions in patients with melanoma, and tumor ablation with PV-10 has been shown to increase certain T-cell populations in patients’ peripheral blood. In the study reported at SITC, the team from Moffitt measured whether IL PV-10 and co-inhibitory blockade could improve anti-tumor immunity and regression of melanoma in mice.

The testing assessed response of injected and uninjected B16 melanoma tumors in mice receiving PV-10 alone or in combination with one of three agents designed for co-inhibitory blockade. The tested agents targeted either CLTA-4, PD-1 or PD-L1, the three most common clinical targets for co-inhibitory blockade. In each case, combination of PV-10 with co-inhibitory blockade led to improved tumor response and enhanced anti-tumor immunity of T-cells. Further testing with the anti-PD-L1 agent showed that these improvements could apply to both injected and uninjected tumors.

We believe this important work further validates use of an intralesional therapy with a systemic immunotherapy, and solidifies our plans for a promising second path for development of PV-10. In addition to use as a single-agent therapy for cutaneous melanoma (the focus of our phase 3 study), we believe these findings support commencement of clinical testing of PV-10 in combination anti-CLTA-4, anti-PD-1 or anti-PD-L1 agents. We are assessing strategies to allow this work to commence in a timely and cost-effective manner so that we can begin translating these model test results into human clinical data.

We also report ongoing progress with our Compassionate Use Program for PV-10 for non-visceral cancers. With well over 100 patients enrolled in eight centers across the U.S. and Australia, the protocol enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the phase 2 trials. Its dosage has been very helpful with planning for the phase 3 melanoma study as well as treating other types of cutaneous and subcutaneous cancers, and we are gratified we can provide PV-10 now for patients that request it who have no other available option.

We are continuing to assess how much additional work we should do by ourselves, and when to partner with a larger company to further co-develop PV-10, as well as potential paths to accelerated and expedited approval in the U.S. and abroad, including in China and India.

On August 18, 2014, we announced that we entered into a Memorandum of Understanding (“MOU”) with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. The MOU term, as extended pursuant to an amendment entered into on November 13, 2014, continues to May 16, 2015.

The key component of the MOU provides that “Sinopharm-CSIPI and Sinopharm A-THINK desire to obtain an exclusive license to commercialize PV-10 within [the People’s Republic of] China territory, and [Provectus] is willing to grant such license to Sinopharm.” Prior to May 16, 2015, the parties will seek to enter into a definitive licensing contract, subject to additional negotiation, due diligence, and any required regulatory and corporate approvals. If such an agreement is reached, we intend to manufacture PV-10 in the USA and to have Sinopharm A-THINK distribute PV-10 in China.

The MOU contains customary provisions regarding confidential information, publicity, and intellectual property, and is non-binding upon the parties (except for certain non-material provisions). The MOU shall continue in effect until the earliest of the replacement of the MOU with a definitive agreement, one month prior written notice by either the Company or Sinopharm, or the expiration of the MOU.

We have signed agreements with two manufacturers to supply us with clinical-quality PV-10, and we now have sufficient quantities of PV-10 available to commence the phase 3 trial and to undertake our other development activities. To assure smooth execution of the study we have lined up specialty contract research organizations (CROs) and other service providers with expertise in clinical operations and integrated data management. As is standard in our industry, this includes a full-service, international CRO who will coordinate the global efforts of this team of specialists.

We have worked with this team to establish an independent Clinical Trial Data Monitoring Committee (DMC). The FDA states “A clinical trial DMC is a group of individuals with pertinent expertise that reviews on a regular basis accumulating data from one or more ongoing clinical trials. The DMC advises the sponsor regarding the continuing safety of trial subjects and those yet to be recruited to the trial, as well as the continuing validity and scientific merit of the trial.” The DMC will ensure that our study provides patients with maximum possible safety while protecting the scientific validity and integrity of the data we gather.

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

Final results for PV-10 as a treatment for liver cancer are very encouraging as they show the treatment was generally well-tolerated, with substantial evidence of efficacy. We believe PV-10’s ability to selectively target and destroy cancer cells without harming surrounding healthy tissue make it a potentially attractive therapy for cancers of the liver, which can be very serious and difficult to treat if they cannot be fully removed through surgery. Based upon the initial results of our PV-10 phase 1 trial for liver cancer, and the growing confidence we have in PV-10 as a viable treatment for non-resectable liver cancer, we are currently designing a phase 1b/ 2 study with the potential for expedited approval.

In April 2011, we received orphan drug designation by the FDA for Rose Bengal, the active ingredient in PV-10, for the treatment of HCC, the most common form of primary liver cancer.

In September 2012, we commenced an expansion of the phase 1 study, which we continued in 2013, 2014, and thus far in 2015. Drug-drug metabolic interaction nonclinical studies of PV-10 and sorafenib provided the data to support additional work within the regulatory framework for this important indication.

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

We have recently expanded our exploratory phase 1 study of cancers of the liver to three centers (St. Luke’s University Health Network, Bethlehem, Pennsylvania, and The Southeastern Center for Digestive Disorders & Pancreatic Cancer, Tampa, Florida, in addition to Sharp Memorial Hospital, San Diego, California), and we are evaluating the addition of several more centers to further advance this initial effort. We are working with our investigators to report results from long-term follow-up of our initial patients in the coming months. We are assessing strategies to accelerate transition to phase 2 testing in a randomized controlled trial, either alone or in combination with systemic therapy. Any combination studies in the liver are likely to follow similar development strategies to those outlined above for melanoma and rely on much of the same foundational science.

The current phase 1 study, initially designed solely to establish safety of percutaneous injection of PV-10 into liver tumors (that is, injection through the skin), is providing valuable data crucial for planning such phase 2 development. This trial is open to patients with hepatocellular carcinoma or other cancers metastatic to the liver who have at least one tumor that has either originated in or spread to the liver and are not candidates for surgery or transplant. All patients enrolled in this open-label study receive the same treatment: an interventional radiologist injects PV-10 percutaneously into a single liver tumor. Patients with multiple injectable tumors may later receive further PV-10 to their other tumors. We have received numerous inquiries about this study from researchers as well as patients and their doctors, and refer these to our investigators through the contact information available on the clinicaltrials.gov website. We plan to commence the phase 1b/2 liver study in early 2015. This study has potential for generating sufficient data to support expedited approval under one or more FDA programs.

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

The goals of the phase 1 clinical trial were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011 through 2014, and expect to do so in 2015. We are now in a position for a phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10. We are evaluating potential for further development of PV-10 to treat recurrent breast cancer based on the published data provided by Moffitt as well as interest to address this important indication.

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

The protocol for the compassionate use program enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the phase 2 trial of PV-10. Based on the success of the compassionate use program, its dose regimen served as the blueprint for the phase 3 study for melanoma. The majority of patients enrolled in the program have been treated for melanoma, with other patients for other indications such as recurrent squamous cell carcinoma and refractory scalp sarcoma.

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

We have been actively discussing licensing transactions with a number of potential out licensing partners for PH-10. We believe that our phase 2c trial of PH-10 for psoriasis will further solidify the commercial viability of PH-10 in these discussions. In August 2011, we completed follow-up of all phase 2c patients and communicated data of the study to both prospective partners as well as the public market in early 2012. In January 2015, we commenced a mechanism of action study of PH-10 to better characterize the unique immunologic signaling aspects along with PH-10 safety and efficacy.

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

The phase 2c trial was conducted at four sites in the U.S. including the Mount Sinai School of Medicine in New York City, Wake Research Associates in Raleigh, North Carolina, Dermatology Specialists in Oceanside, California, and International Dermatology Research in Miami, Florida. With over 90 subjects, this trial is the largest dermatological trial that we have conducted to date.

The results of this study helped define the parameters necessary for the design of a pivotal phase 3 trial, and it was an important milestone on the regulatory pathway leading towards commercialization. In addition, we have held discussions with a number of potential out licensing partners, and we believe this phase 2c trial has further solidified the commercial viability of PH-10 in these discussions. We have also continued important toxicity study research and development in 2012 through 2014 and into 2015 to prepare for a phase 3 study and to support a New Drug Approval filing.

On December 23, 2014, we announced that the protocol for our phase 2 study of the mechanism of action of PH-10 in psoriasis is now available on ClinicalTrials.gov, Identifier NCT02322086: [https://www.clinicaltrials.gov/ct2/show/NCT02322086]. The purpose of the trial is to study the safety and efficacy of PH-10, a 0.005% preparation of Rose Bengal, in the treatment of psoriasis.

Officially titled, “A Phase 2 Study of Cellular and Immunologic Changes in the Skin of Subjects Receiving PH-10 Aqueous Hydrogel to Plaque Psoriasis,” total enrollment is expected to consist of 30 patients. Subjects will apply PH-10 vehicle daily for 28 consecutive days followed by active PH-10 daily for 28 consecutive days to their plaque psoriasis areas on the trunk or extremities (excluding palms, soles, scalp, facial and intertriginous sites). Biopsies of one target plaque will be collected at baseline (at least 7 days prior to first study treatment on Day 1) and at Days 29 and 64, with a 7-day interval between biopsy at Day 29 at the end of vehicle application and commencement of application of active PH-10 on Day 36. Study data from each subject will serve as an internal control (i.e., with assessment at baseline and at the end of application of PH-10 vehicle) for evaluation of clinical and cellular response to active investigational agent.

The protocol states that the multicenter study is designed to assess treated psoriatic plaque for “changes in immunologic, structural and hyperproliferative state and for any evidence of cellular atypia” when treated with PH-10 and to “correlate observed changes in the skin with clinical response to treatment.” These assessments are expected to advance the understanding of the mechanism of action of PH-10 in psoriasis and other inflammatory dermatoses, such as atopic dermatitis, and further substantiate the safety profile of the agent. Biopsy specimens will be assessed for changes in epidermal hyperplasia (i.e., disordered condition of the skin creating thickening and scaling); infiltration with immune cells; and molecular markers of inflammation. Correlation of clinical response to these cellular and molecular changes will be performed at the plaque level using Psoriasis Severity Index (PSI) assessment data. Safety will be assessed by monitoring the frequency, duration, severity and attribution of clinical adverse events; evaluating changes in laboratory values and vital signs; and by correlation of clinical adverse events with observed histopathologic and immunohistopathologic changes in the skin.

By capturing data at the clinical and cellular level, we expect this study to allow us to establish how PH-10 affects psoriatic plaque and other similar inflammatory diseases of the skin, and to relate the safety profile from earlier studies to such effects. We believe that understanding these effects with this level of detail will allow us to properly position PH-10 within the competitive landscape and should provide crucial safety data to support extended dosing. We expect this effort to provide a comparable level of understanding of the effects of PH-10 in diseased skin to the keen insight we have gained through our clinical and nonclinical mechanism studies of PV-10, our novel investigational cancer drug, in melanoma and other cancers. Because there are no good model systems for psoriasis, we believe this study affords a critical opportunity to link the clinical effects we have observed to changes in well-established immunologic drivers of the disease. The study will be performed at three centers in the United States.

On January 29, 2015, we announced that we have opened recruitment for our PH-10 mechanism study. PH-10 has already been testing phase 1 and 2 studies and a total of 226 patients. In this study, we are looking at possible changes in the immunologic, structural and hyperproliferative state of the skin in the target plaque and evidence of cellular atypia following PH-10 application. We will use this data to aid in further development of PH-10 with our objective to co-develop or license PH-10 with dermatological partner as we continue to prepare to advance PH-10 for approval as topical anti-inflammatory non-steroidal agent for treating psoriasis and other inflammatory dermatoses. According to clinicaltrials.gov, the estimated completion date of the study is January 2016.

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

Data from the subjects indicated that a substantial majority of subjects had improvement in the Eczema Area Severity Index (EASI) during four weeks of treatment. The treatments were generally well tolerated with no significant safety issues identified. At the four week interval substantial improvement was observed across all standard disease assessment scores. We have also continued important toxicity study research and development in 2012, 2013, 2014 and thus far in 2015 to prepare for continued development in this indication and to support a New Drug Approval filing.

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

Over-the-Counter Pharmaceuticals

We have designated our subsidiary that holds our OTC products, GloveAid and Pure-ific, Pure-Stick, Pure N Clear as non-core. The potential further development and licensure of our OTC products would likely be facilitated by selling a majority stake of the underlying assets of the non-core subsidiary holding the OTC products. This transaction would likely be accomplished through a non-core spin-out process, which would enable the non-core subsidiary to become a separate publicly held company. The new public entity could then raise funds without diluting the ownership of the then current stockholders of the Company, although there can be no assurance that this process will occur.

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

Pure-ific

Our Pure-ific line of products includes two quick-drying sprays, Pure-ific and Pure-ific Kids, that immediately kill up to 99.9% of germs on skin and prevent regrowth for six hours. We have determined the effectiveness of Pure-ific based on our internal testing and testing performed by Paratus Laboratories H.B., an independent research lab. Pure-ific products help prevent the spread of germs and thus complement our other OTC products designed to treat irritated skin or skin conditions such as acne, eczema, dandruff and fungal infections. Our Pure-ific sprays have been designed with convenience in mind and are targeted towards mothers, travelers, and anyone concerned about the spread of sickness-causing germs. During 2003 and 2004, we identified and engaged sales and brokerage forces for Pure-ific. We emphasized getting sales in independent pharmacies and mass (chain stores) markets. The supply chain for Pure-ific was established with the ability to support large-scale sales and a starting inventory was manufactured and stored in a contract warehouse/fulfillment center. In addition, a website for Pure-ific was developed with the ability for supporting online sales of the antibacterial hand spray. During 2005 and 2006, most of our sales were generated from customers accessing our website for Pure-ific and making purchases online. We discontinued our proof-of-concept program in November 2006 and have, therefore, ceased selling our Pure-ific product. We now intend to license the Pure-ific product, a strategy we have been discussing with interested groups. Additionally, we also intend to sell a majority stake in the underlying assets via a non-core spin-out transaction, as discussed below.

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

Research and development costs totaling $5,137,927 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation expense of $8,532. Research and development costs totaling $3,595,555 for 2013 included payroll of $1,459,057, consulting and contract labor of $1,317,472, lab supplies and pharmaceutical preparations of $310,160, legal of $262,720, insurance of $161,268, rent and utilities of $78,512, and depreciation expense of $6,366. Research and development costs totaling $5,005,459 for 2012 included payroll of $2,536,818, consulting and contract labor of $2,008,270, lab supplies and pharmaceutical preparations of $47,808, legal of $231,430, insurance of $97,728, rent and utilities of $77,238, and depreciation expense of $6,167.

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

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of prescription drugs, non-core technologies and OTC pharmaceuticals. All patents material to an understanding of the Company are included and a cross reference to a discussion that explains the patent technologies and products that are identified for each patent in the following table:

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date

5,829,448	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	November 3, 1998	October 30, 2016

5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents; see discussion under Medical Devices in Description of Business	November 10, 1998	October 30, 2016

5,998,597	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	December 7, 1999	October 30, 2016

6,042,603	Method for improved selectivity in photo-activation of molecular agents; see discussion under Medical Devices in Description of Business	March 28, 2000	October 30, 2016

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	December 21, 2018

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	December 10, 2019

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,519,076	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 11, 2003	October 30, 2016

6,525,862	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 25, 2003	October 30, 2016

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	September 9, 2023

6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	March 5, 2023

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date

7,036,516	Treatment of pigmented tissues using optical energy; see discussion under Medical Devices in Description of Business	May 2, 2006	January 28, 2020

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	September 25, 2025

7,346,387	Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents; see discussion under Medical Devices in Description of Business	March 18, 2008	October 30, 2016

7,353,829	Improved Methods and Apparatus For Multi-Photon Photo-Activation of Therapeutic Agents; see discussion under Medical Devices in Description of Business	April 8, 2008	April 23, 2020

7,384,623	A Radiosensitizer Agent comprising Tetrabromoerythrosin; see discussion under Oncology in Description of Business	June 10, 2008	August 25, 2019

7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	June 24, 2008	March 6, 2021

7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	October 2, 2025

7,427,389	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	September 23, 2008	July 7, 2026

7,648,695	Improved Medicaments for chemotherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 19, 2010	July 6, 2021

7,863,047	Improved intracorporeal medicaments for photodynamic treatment of disease; see discussion under Dermatology in Description of Business	January 4, 2011	October 30, 2016

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease; see discussion under Dermatology in Description of Business	June 25, 2013	June 28, 2022

8,530,675	Process for the synthesis rose bengal and related xanthenes; see discussion under Oncology in Description of Business	September 10, 2013	July 13, 2031

8,557,298	Chemotherapeutic agents for cancer; see discussion under Oncology in Description of Business	October 15, 2013	June 23, 2020

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

The regulatory process required by the FDA, through which our drug or device products must pass successfully before they may be marketed in the U.S., generally involves the following:

•	Preclinical laboratory and animal testing;

•	Submission of an application that must become effective before clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

•	FDA approval to market a given product for a given indication after the appropriate application has been filed.

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

Phase 1 studies also evaluate drug metabolism, structure-activity relationships, and the mechanism of action in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in phase 1 studies varies with the drug, but is generally in the range of 20 to 80.

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

OTC products are subject to regulation by the FDA and similar regulatory agencies, but the regulations relating to these products are much less stringent than those relating to prescription drugs and medical devices. The types of OTC products developed and previously sold by us only require that we follow cosmetic rules relating to labeling and the claims that we make about our product. The process for obtaining approval of prescription drugs with the FDA does not apply to the OTC products, which we have sold. The FDA can, however, require us to stop selling our product if we fail to comply with the rules applicable to our OTC products.

Employees

We currently employ four persons, all of whom are full-time employees. We currently engage four full-time consultants, including a lab technician, a contract research associate, an analytical chemist, and an information technology consultant. We also work with various vendors and disclose on our corporate website that we currently have human resources focused on our activities that equate to fifty-five (55) full-time equivalents, including our eight full-time employees and consultants.

Our executive officers and directors are:

H. Craig Dees, Ph.D., 63, has served as our Chief Executive Officer and as a member of our board of directors since we acquired PPI, a privately held Tennessee corporation on April 23, 2002. Before joining us, from 1997 to 2002 he served as senior member of the management team of Photogen Technologies, Inc., including serving as a member of the board of directors of Photogen from 1997 to 2000. Prior to joining Photogen, Dr. Dees served as a Group Leader at the Oak Ridge National Laboratory and as a senior member of the management teams of LipoGen Inc., a medical diagnostic company which used genetic engineering technologies to manufacture and distribute diagnostic assay kits for auto-immune diseases, and TechAmerica Group Inc., now a part of Boehringer Ingelheim Vetmedica, Inc., the U.S. animal health subsidiary of Boehringer Ingelheim GmbH, an international chemical and pharmaceutical company headquartered in Germany. He earned a Ph.D. in Molecular Virology from the University of Wisconsin–Madison in 1984.

Timothy C. Scott, Ph.D., 56, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 52, currently serves as our Chief Technology Officer since May 14, 2012 and prior to that served as Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002 until May 14, 2012. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 55, was appointed to serve as our Chief Financial Officer in February 2004 and is also our Chief Operating Officer. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Equity Issuances and Financing During 2014

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

During the three months ended September 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $68,500. During the three months ended September 30, 2014, the Company issued 6,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $4,189. During the three months ended September 30, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $3,586,300. The Company accepted subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

During the three months ended December 31, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $72,000. During the three months ended December 31, 2014, the Company issued 1,503,913 warrants to consultants in exchange for services. Consulting costs charged to operations were $966,819. During the three months ended December 31, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,198,300. The Company accepted subscriptions, in the aggregate, for 4,198,300 shares of common stock and five year warrants to purchase 2,099,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $545,779 and issued five year fully vested warrants to purchase 419,830 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

Available Information

Our website is located at www.pvct.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

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

Our company is a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2014, we have incurred net losses of $156 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

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

We may need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2016 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2016. However, we may need additional capital in 2016 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding phase 2 atopic dermatitis and psoriasis results, which continue to be developed. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We are also focusing on PV-10 geographic licensing and partnering opportunities in such countries as China and India. We are also focusing on potential co-development partnering opportunities with combination of PV-10 and immune checkpoint blockade or systemic immunotherapy agents. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and PV-10, and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

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

We will need approval of the FDA to commercialize our prescription drug candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our prescription drug candidates in those jurisdictions.

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

On July 9, 2014, the Company and the Federal Class Action plaintiffs filed joint motions to consolidate the cases and transfer them to United States District Court for the Eastern District of Tennessee. By order dated July 16, 2014, the United States District Court for the Middle District of Tennessee consolidated the Federal Class Actions and transferred them to the United States District Court for the Eastern District of Tennessee. On November 26, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order appointing Fawwaz Hamati as the Lead Plaintiff in the Securities Litigation, with the Law Firm of Glancy Binkow & Goldberg, LLP as counsel to Lead Plaintiff. On February 3, 2015, the Court entered an order compelling the Lead Plaintiff to file a consolidated amended complaint within 60 days of entry of the order. As of March 4, 2015, the Lead Plaintiff has yet to file a consolidated amended complaint.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. As of March 4, 2015, the Court has not yet entered the proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits.

Finally, on October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Individual Defendants and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit asserts the exact same facts and legal claims as the Montiminy Shareholder Derivative Lawsuit. Since the filing of the Foley Shareholder Derivative Lawsuit, the parties have submitted a proposed agreed order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation.

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

We did not obtain and may not obtain or maintain the benefits associated with breakthrough therapy designation.

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

In October 2012, we presented final top-line data from the phase 2 trial of PV-10 for metastatic melanoma, and in March 2014, applied for BTD with the FDA, which was subsequently denied pending new clinical evidence that supports BTD. We (i) are conducting an expanded phase 1 trial for PV-10 for metastatic liver cancer, which is expected to be completed in early 2015; (ii) have completed a phase 1 clinical study for PV-10 for recurrent breast cancer; (iii) are conducting a phase 1 trial for

PV-10 in an investigator initial study to ascertain the feasibility of detecting immune cell infiltrates in injected melanoma tumors which is expected to be completed in early 2015; (iv) are conducting a phase 2 clinical trial for mechanism of action of PH-10 for psoriasis; (v) have completed multiple phase 2 clinical trials for PH-10 for psoriasis and atopic dermatitis; and (vi) expect to commence a phase 3 clinical trial to assess response to intralesional PV-10 versus that of systemic chemotherapy in patients with disease confined to cutaneous and subcutaneous sites. Meetings with scientific advisors, investigators and advocates in the field have led us to expect a starting date for the phase 3 clinical study sometime in the first quarter of 2015. However, we have never conducted a phase 3 clinical trial. The positive results we have seen to date in our phase 2 clinical trials of PV-10 for metastatic melanoma do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in phase 3 clinical development; even after seeing promising results in earlier clinical trials.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we commence a phase 3 clinical trial with respect to PV-10 as planned, and undertake additional clinical trials of our other product candidates. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development; however, we believe we have sufficient cash on hand to fund the planned phase 3 clinical trial with respect to PV-10.

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

Even if the FDA approves our prescription drug candidates, physicians and patients may not accept and use them. Acceptance and use of our prescription drug products will depend upon a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our prescription drug products;

•	cost-effectiveness of our prescription drug products relative to competing products;

•	availability of reimbursement for our prescription drug products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

As discussed above, we currently have only four employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas, therefore, falls on Drs. Dees, Scott, Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We have added, including our employees, a total of fifty-five (55) human resources on a full-time equivalent basis. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future, which could further divert management’s attention from the operation of our business.

The market price of our common stock has been highly volatile due to several factors that will continue to affect the price of our common stock.

Our common stock has traded as low as $0.30 per share and as high as $6.03 per share during the period beginning on January 1, 2013 and ending on December 31, 2014. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock trades on the NYSE MKT, as well as the issuance of warrants or convertible equity or debt that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock. The current economic downturn has made the financings available to development-stage companies like us more dilutive in nature than they would otherwise be.

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

Sales of our common stock in the public market following any prospective offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable. The recent economic downturn has made the financings available to development-stage companies like us more dilutive in nature than they would otherwise be.

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

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $5,000 per month, and the lease is on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of December 31, 2014. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and is recorded as other current assets at December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. At December 31, 2014, a Gain on Settlement of $4,178,345, net of discount, was recorded for the total due from the Executives. A Short-term Receivable was recorded for $733,333 and a Long-term Receivable was recorded for $3,378,345. A discount for implied interest of $301,655 was recorded as an offset to the Gain on Settlement in the consolidated statements of operations. $66,667 was repaid by the Executives as of December 31, 2014. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in October 2015 and the final payment is expected to be received by October 3, 2019.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, H. Craig Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD. The Company intends to defend vigorously against all claims in these complaints. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of these cases cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On November 26, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order appointing Fawwaz Hamati as the Lead Plaintiff in the Securities Litigation, with the Law Firm of Glancy Binkow & Goldberg, LLP as counsel to Lead Plaintiff. On February 3, 2015, the Court entered an order compelling the Lead Plaintiff to file a consolidated amended complaint within 60 days of entry of the order. As of March 4, 2015, the Lead Plaintiff has yet to file a consolidated amended complaint.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. As of March 4, 2015, the Court has not yet entered the proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits.

Again, as in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Complaint

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. Since the filing of the Foley Shareholder Derivative Lawsuit, the parties have submitted a proposed agreed order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

On May 16, 2014, our common stock ceased to be traded on the OTCQB Marketplace operated by OTC Markets Group and is now trading on the NYSE MKT. Our trading symbol remains “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2013:

	High	Low
2014
First Quarter (January 1 to March 31)	$6.03	$1.16
Second Quarter (April 1 to June 30)	$3.75	$0.30
Third Quarter (July 1 to September 30)	$1.20	$0.81
Fourth Quarter (October 1 to December 31)	$1.10	$0.75
2013
First Quarter (January 1 to March 31)	$0.88	$0.55
Second Quarter (April 1 to June 30)	$0.80	$0.58
Third Quarter (July 1 to September 30)	$1.14	$0.58
Fourth Quarter (October 1 to December 31)	$2.59	$0.75

The closing price for our common stock on March 2, 2015 was $0.88. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 2, 2015, we had 1,224 active shareholders of record of our common stock.

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

	2009	2010	2011	2012	2013	2014
Provectus Biopharmaceuticals, Inc.	$100.00	$103.30	$89.01	$61.54	$264.84	$87.91
NASDAQ Composite-Total Returns	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Peer Group	$100.00	$98.43	$91.12	$104.52	$90.20	$83.78

Recent Issuances of Unregistered Securities

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

During the three months ended December 31, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $72,000. During the three months ended December 31, 2014, the Company issued 1,503,913 warrants to consultants in exchange for services. Consulting costs charged to operations were $966,819. During the three months ended December 31, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,198,300. The Company accepted subscriptions, in the aggregate, for 4,198,300 shares of common stock and five year warrants to purchase 2,099,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $545,779 and issued five year fully vested warrants to purchase 419,830 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

For the issuance of securities to executives, see table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2014 and 2013, as well as consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$4,178	$—	$—	$—	$—
Operating expenses
Research and development	5,138	3,596	5,006	8,808	8,417
General and administrative	11,002	8,761	8,661	11,962	11,605
Amortization	671	671	671	671	671

Total operating loss	(12,633)	(13,028)	(14,338)	(21,441)	(20,693)
Other income, net	2,390	(14,670)	1,769	2,006	2,141

Net loss	(10,243)	(27,698)	(12,569)	(19,435)	(18,552)
Dividends on preferred stock	—	(1,188)	(183)	(247)	(10,408)

Net loss applicable to common stockholders	$(10,243)	$(28,886)	$(12,752)	$(19,682)	$(28,960)

Basic and diluted loss per common share	$(0.06)	$(0.22)	$(0.11)	$(0.19)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	175,828	132,001	112,987	105,725	78,818

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$17,392	$15,696	$1,222	$7,705	$8,087
Patents, net	3,584	4,255	4,926	5,598	6,268
Other assets	5,208	57	56	47	48
Total assets	26,184	20,008	6,204	13,350	14,403
Current liabilities	847	513	511	263	1,350
Warrant liability	147	12,866	1,300	3,067	2,353
Preferred stock	—	—	2	4	5
Common stock	185	160	118	110	91
Additional paid-in capital	181,299	152,520	122,626	115,690	96,953
Accumulated deficit	(156,294)	(146,051)	(118,353)	(105,784)	(86,350)
Total stockholders’ equity	25,190	6,629	4,393	10,020	10,699

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 2-7 years. Annual amortization of the patents is expected to approximate $671,000 for each of the next two years, $659,000 in 2017 and 2018, and $547,000 in 2019.

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

Warrants to non-employees are generally vested and nonforfeitable upon the date of the grant. Accordingly, fair value is determined on the grant date.

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

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2014 include a weighted average term of 0.2 years, a 5% probability that the warrant exercise price would be reset, a volatility of 63.7% and a risk free interest rate that ranges between 0.03% and 0.04%. Significant assumptions used at December 31, 2013 include a weighted average term of 1.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 64.7% and 69.5% and a risk free interest rate range between 0.13% and 0.38%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. During 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2014 include a weighted average term of 1.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 159.2% and a risk free interest rate of 0.25%. Significant assumptions used at December 31, 2013 include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 64.7% and a risk free interest rate that ranges between 0.38% and 0.78%.

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

The Company determined that the warrants issued in February, 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. At June 30, 2014, there are no remaining 2013 warrants and therefore no associated warrant liability. Significant assumptions used at December 31, 2013 include a weighted average term of 4.1 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.2% and a risk free interest rate range between 0.78% and 1.78%.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term settlement receivable, and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

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

Capital Resources and Liquidity

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2014 and thus far from option exercises in 2015 and the partial repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit (see Note 9 to the financial statements). Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not need to raise additional capital to further develop PV-10 on our own to treat melanoma, HCC and cancers of the liver, recurrent breast carcinoma, and other indications because we plan to license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, strategically monetize PV-10, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries. Additionally, our existing funds are sufficient to meet minimal necessary expenses until well into 2016.

We believe our continued development of PV-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of solid tumor recurrences due to its unique ablative immunotherapy or immuno-chemoablation mechanism of action. Likewise, we believe our development of PH-10 with existing funds will yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of inflammatory dermatoses due to its unique non-steroidal anti-inflammatory mechanism of action.

Our cash and cash equivalents were $17,391,601 at December 31, 2014, compared with $15,696,243 at December 31, 2013. The increase of approximately $1.7 million was due primarily to an increase of sales of common stock and warrants as well as exercises of warrants and stock options offset partially by approximately $4 million more cash that was used in operating activities. Additionally, thus far in 2015, the Company received approximately $0.3 million in cash due to stock options exercises and $0.2 million from the repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at December 31, 2014, together with approximately $0.5 million received thus far in 2015 due to exercises of stock options and the repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit will be sufficient to meet our current and planned operating needs until well into 2016 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities, although we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to $30 million of our common stock per an existing agreement with Investor. In addition, on April 30, 2014, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

We are seeking to improve our cash flow through both the global licensure of PH-10 on the basis of our Phase 2 atopic dermatitis and psoriasis results, and the geographic licensure of PV-10 on the basis of our Phase 2 metastatic melanoma and Phase 1 liver results in certain areas of the world, as well as pursuing a strategic investment strategy, including equity sales to potential pharmaceutical and or biotech partners. In addition, the data now available and forthcoming from Moffitt in Tampa, Florida has been and is expected to be particularly helpful in supporting our development plans with both the FDA and prospective partners. The geographic areas of interest for PV-10 principally include China, India, Russia, Brazil, Japan and Middle East and North Africa (MENA). We are encouraged by the interest in both PV-10 and PH-10 on a geographic basis and are continuing discussions with potential partners.

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

We also expect to continue with the majority stake asset sale and licensure of our non-core assets. However, the primary objective of the Company is to strategically monetize the core value of PV-10 and PH-10 through various transactions, leveraging value creation up to and including an appropriate merger and acquisition transaction that includes upfront cash and acquirer stock in exchange for Company ownership as well as a contingency value right (CVR) to facilitate potential upside post-acquisition. We believe regulatory clarity, including one or more breakthrough therapy designations, is determined by specifying the expected approval pathways of both PV-10 and PH-10. This may include the potential for expedited approval for PV-10 to treat locally advanced recurrent melanoma as we commence phase 3 the first quarter of 2015 with PV-10 to treat this indication. Such clarity may help facilitate transactions with potential partners. Additionally, the existing and forthcoming mechanism of action related clinical and nonclinical data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners.

However, we cannot assure you that we will be successful in either licensing of PH-10 or PV-10, any equity transaction, any merger or acquisition transaction or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2015 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In addition, management is returning $8.96 million to the Company as a result of the previously announced settlement of the Shareholder Derivative Lawsuit (subject to a 2:1 credit to the executives, such that total actual repayment by the executives may be $1.12 million per executive which would total $4.48 million), and we further enhanced our strength by management’s recent exercise of options. In total, we believe we have adequate funds to operate without a further injection of capital through well into 2016. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, and clinical mechanism of action data for both PV-10 and PH-10.

We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we recently so far in 2015 had a team in India meeting with potential partners and have two teams focused in China working with potential partners there. We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as checkpoint protein inhibitors. Whenever we obtain a Memorandum of Understanding (MOU), definitive agreement or similar indication of interest from a potential partner, we will issue a press release and file a Form 8-K with the SEC to notify the market. Furthermore, our strategy for the benefit of stockholders is a series of partnerships followed by an acquisition of the Company along the lines of Celgene/Abraxis, although there can be no assurance that such partnerships or acquisition will occur. The Company is not in discussions regarding the sale of its business and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

On August 18, 2014, we announced that we entered into a Memorandum of Understanding (“MOU”) with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. The MOU term, as extended pursuant to an amendment entered into on November 13, 2014, continues to May 16, 2015. This agreement is intended to enhance our reach into China and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

Our current plans include continuing to operate with our four employees during the immediate future, as well as four primary consultants and various vendor relationships totaling fifty-five (55) full-time equivalents, and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

We believe that our investigational drugs PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt in Tampa, Florida, and another leading research facility. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which result in one or more license transactions with pharmaceutical and or biotech companies. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Comparison of the Years Ended December 31, 2014 and 2013

Gain on Settlement

The gain on settlement, net of discount, of $4,178,345 occurred in 2014 as a result from accounting for the settlement of the Shareholder Derivative Lawsuit described in Note 9 to the financial statements. The settlement is a one-time event.

Research and development

Research and development costs totaling $5,137,927 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation expense of $8,532. Research and development costs totaling $3,595,555 for 2013 included payroll of $1,459,057, consulting and contract labor of $1,317,472, lab supplies and pharmaceutical preparations of $310,160, legal of $262,720, insurance of $161,268, rent and utilities of $78,512, and depreciation expense of $6,366.

The increase in consulting and contract labor of approximately $1.0 million in 2014 over 2013 is primarily the result of the preparation of phase 3 PV-10 for locally advanced cutaneous melanoma and further development in other PV-10 and PH-10 programs. The increase in lab supplies and pharmaceutical preparations of approximately $0.5 million in 2014 over 2013 is primarily the result of the preparation of additional phase 3 PV-10 drug supply, as well as for other PV-10 programs, along with phase 2 PH-10 mechanism of action drug supply. The increase in both consulting and contract labor, and lab supplies and pharmaceutical preparations represents virtually all of the increase in research and development expenses in 2014 versus 2013.

General and administrative

General and administrative expenses increased by $2,241,062 for 2014 to $11,002,326 from $8,761,264 in 2013. General and administrative expenses were very similar for both periods; however, almost $600,000 in increased expense is due to the higher stock price of our common stock during the three months ended March 31, 2014 versus the three months ended March 31, 2013, which resulted in higher noncash expenses charged to operations for the value of both common stock and warrants issued for services. Additionally, legal expense increased by about $500,000 primarily due to our NYSE MKT listing and the Controlled Equity OfferingSM Sales Agreement with Cantor and investor relations and related travel expenses increased approximately $1,100,000 in 2014 over 2013.

Investment income

Investment income is immaterial for all periods presented.

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $17,055,523 to a gain of $2,384,393 in 2014 from a loss of $14,671,130 in 2013. This activity results from accounting for the warrant liability described in Notes 3(c), 3(d), 3(e) and 8 to the financial statements which is primarily attributed to a decrease in our common stock price, warrant exercises and a reduction in the remaining life of warrants outstanding.

Cash Flow

Our cash and cash equivalents were $17,391,601 at December 31, 2014, compared with $15,696,243 at December 31, 2013. The increase of approximately $1.7 million was due primarily to an increase of sales of common stock and warrants as well as exercises of warrants and stock options offset partially by approximately $4 million more cash that was used in operating activities in 2014 versus 2013. Additionally thus far in 2015, the Company received approximately $0.3 million in cash due to stock options exercises and $0.2 million from the repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit. At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs until well into 2016 without additional cash inflows from the exercise of existing warrants, stock options, or sales of equity securities.

Comparison of the Years Ended December 31, 2013 and 2012

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

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $16,439,048 to a loss of $14,671,130 in 2013 from a gain of $1,767,918 in 2012. This activity results from accounting for the warrant liability described in Notes 3(c), 3(d), 3(e) and 8 to the financial statements which is primarily attributed to a significant increase in our common stock price.

Cash Flow

Our cash and cash equivalents were $15,696,243 at December 31, 2013, compared with $1,221,701 at December 31, 2012.

Liquidity and Capital Resources

As noted above, our present cash and cash equivalents are currently sufficient to meet our short-term operating needs. Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we may decide to undertake ourselves versus with a partner. We anticipate that any required funds for our operating and development needs in 2015 and beyond may come from a partnership agreement or from the proceeds of public or private sales of equity or debt securities or the exercise of existing warrants and stock options outstanding. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds if necessary, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Recent Accounting Pronouncements

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

ASU 2014-10 is effective for public entities for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early adoption is permitted. We early adopted ASU 2014-10 in our consolidated financial statements as of the third quarter of fiscal 2014.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which addresses when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of December 31, 2014, other than cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See Note 3 of the consolidated financial statements contained in this Annual Report on Form 10-K.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had an impact on us, and they are not expected to have an impact on us in the foreseeable future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of December 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles. Management conducted an assessment of our internal control over financial reporting as of December 31, 2014 using the framework specified in Internal Control – Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting at December 31, 2014 was effective.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is set forth below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Biopharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Provectus Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Biopharmaceuticals, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 12, 2015

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2015, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

See Index to Consolidated Financial Statements in “Financial and Supplementary Data.”

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which appears immediately after the Consolidated Financial Statements of our Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2015

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ H. Craig Dees
H. Craig Dees, Ph.D.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ H. Craig Dees	Chief Executive Officer (principal executive officer) and Chairman of the Board	March 12, 2015
H. Craig Dees, Ph.D.

/s/ Peter R. Culpepper	Chief Financial Officer (principal financial officer), Chief Operating Officer and Chief Accounting Officer	March 12, 2015
Peter R. Culpepper

/s/ Timothy C. Scott	President and Director	March 12, 2015
Timothy C. Scott

/s/ Jan Koe	Director	March 12, 2015
Jan Koe

/s/ Kelly M. McMasters	Director	March 12, 2015
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director	March 12, 2015
Alfred E. Smith, IV

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc., as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Biopharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 12, 2015

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$17,391,601	$15,696,243
Short-term receivable - settlement	733,333	—
Other current assets	978,000	—

Total Current Assets	19,102,934	15,696,243

Equipment and furnishings, less accumulated depreciation of $437,863 and $429,331, respectively	92,171	30,113
Patents, net of amortization of $8,131,737 and $7,460,617, respectively	3,583,708	4,254,828
Long-term receivable – settlement, net of discount	3,378,345	—
Other assets	27,000	27,000

	$26,184,158	$20,008,184

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$440,702	$348,869
Accrued consulting expense	91,282	61,282
Other accrued expenses	315,738	102,795

Total Current Liabilities	847,722	512,946

Long-Term Liability
Warrant liability	146,560	12,866,572

Total Liabilities	994,282	13,379,518

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; Series A 8% convertible preferred stock, 0 and 33,334 shares issued and outstanding, respectively, liquidation preference $0.75 (for 2013 in aggregate $25,001)	—	33
Common stock; par value $.001 per share; 300,000,000 shares authorized; 184,796,275 and 159,751,724 shares issued and outstanding, respectively	184,796	159,752
Paid-in capital	181,298,890	152,519,701
Accumulated deficit	(156,293,810)	(146,050,820)

Total Stockholders’ Equity	25,189,876	6,628,666

	$26,184,158	$20,008,184

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Gain on settlement – net of discount	$4,178,345	$—	$—
Operating expenses
Research and development	5,137,927	3,595,555	5,005,459
General and administrative	11,002,326	8,761,264	8,661,040
Amortization	671,120	671,120	671,120

Total operating loss	(12,633,028)	(13,027,939)	(14,337,619)

Investment income	5,645	1,325	1,347
Gain (loss) on change in fair value of warrant liability	2,384,393	(14,671,130)	1,767,918

Net loss	$(10,242,990)	$(27,697,744)	$(12,568,354)
Dividends on preferred stock	—	(1,188,648)	(183,187)

Net loss applicable to common shareholders	$(10,242,990)	$(28,886,392)	$(12,751,541)

Basic and diluted loss per common share	$(0.06)	$(0.22)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	175,828,004	132,000,796	112,986,636

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 1, 2012	3,531,665	$3,531	110,596,798	$110,597	$115,690,334	$(105,784,722)	$10,019,740
Issuance of stock for services	—	—	550,000	550	455,950	—	456,500
Issuance of warrants for services	—	—	—	—	1,512,026	—	1,512,026
Issuance of common stock and warrants pursuant to Regulation D	—	—	6,227,647	6,228	4,784,316	—	4,790,544
Preferred stock conversions into common stock	(1,053,480)	(1,053)	1,053,480	1,053	—	—	—
Employee compensation from stock options	—	—	—	—	183,028	—	183,028
Net loss for the year ended 2012	—	—	—	—	—	(12,568,354)	(12,568,354)

Balance, at December 31, 2012	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484
Issuance of stock for services	—	—	750,000	750	525,250	—	526,000
Issuance of warrants for services	—	—	—	—	1,786,824	—	1,786,824
Reclassification of warrant liability	—	—	—	—	4,402,078	—	4,402,078
Exercise of warrants and stock options	—	—	6,319,594	6,320	3,427,072	—	3,433,392
Issuance of common stock and warrants pursuant to Regulation D	—	—	28,409,353	28,409	18,390,926	—	18,419,335
Issuance of preferred stock and warrants pursuant to Regulation D	3,400,001	3,400	—	—	1,248,650	—	1,252,050
Preferred stock conversions into common stock	(5,844,852)	(5,845)	5,844,852	5,845	—	—	—
Dividends on preferred stock	—	—	—	—	(29,063)	—	(29,063)
Employee compensation from stock options	—	—	—	—	142,310	—	142,310
Net loss for the year ended 2013	—	—	—	—	—	(27,697,744)	(27,697,744)

Balance, at December 31, 2013	33,334	$33	159,751,724	$159,752	$152,519,701	$(146,050,820)	$6,628,666
Issuance of stock for services	—	—	300,000	300	417,950	—	418,250
Issuance of warrants for services	—	—	—	—	2,321,327	—	2,321,327
Reclassification of warrant liability	—	—	—	—	10,335,619	—	10,335,619
Cash proceeds from exercise of warrants and stock options	—	—	14,926,617	14,926	4,475,831	—	4,490,757
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,784,600	9,785	11,112,817	—	11,122,602
Preferred stock conversions into common stock	(33,334)	(33)	33,334	33	—	—	—
Employee compensation from stock options	—	—	—	—	115,645	—	115,645
Net loss for the year ended 2014	—	—	—	—	—	(10,242,990)	(10,242,990)

Balance, at December 31, 2014	—	$—	184,796,275	$184,796	$181,298,890	$(156,293,810)	$25,189,876

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows From Operating Activities
Net loss	$(10,242,990)	$(27,697,744)	$(12,568,354)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,532	6,366	6,167
Amortization of patents	671,120	671,120	671,120
Compensation through issuance of stock options	115,645	142,310	183,028
Issuance of stock for services	418,250	526,000	456,500
Issuance of warrants for services	2,321,327	1,786,824	1,512,026
(Gain) loss on change in fair value of warrant liability	(2,384,393)	14,671,130	(1,767,918)
Gain on settlement	(4,178,345)	—	—
(Increase) decrease in assets
Settlement receivable	66,667	—	—
Other current assets	(978,000)	—	—
Increase (decrease) in liabilities
Accounts payable	91,833	105,434	142,333
Accrued expenses	242,943	(103,912)	106,367

Net cash used in operating activities	(13,847,411)	(9,892,472)	(11,258,731)

Cash Flows From Investing Activities
Capital expenditures	(70,590)	(6,650)	(15,885)

Net cash used in investing activities	(70,590)	(6,650)	(15,885)

Cash Flows From Financing Activities
Net proceeds from sales of preferred stock and warrants	—	2,550,000	—
Net proceeds from sales of common stock and warrants	11,122,602	18,419,335	4,790,544
Proceeds from exercises of warrants and stock options	4,490,757	3,433,392	—
Cash paid for preferred dividends	—	(29,063)	—

Net cash provided by financing activities	15,613,359	24,373,664	4,790,544

Net change in cash and cash equivalents	$1,695,358	$14,474,542	$(6,484,072)
Cash and cash equivalents, at beginning of period	$15,696,243	$1,221,701	$7,705,773

Cash and cash equivalents, at end of period	$17,391,601	$15,696,243	$1,221,701

Supplemental Disclosure of Noncash Investing and Financing Activities
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Reclassification of warrant liability to equity due to exercise of warrants	$10,335,619	$4,402,078	$—

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Nature of Operations

Provectus Biopharmaceuticals, Inc. (together with its subsidiaries, the “Company”) is a biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. To date, the Company has no revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates, or sell or license the Company’s OTC products or non-core technologies.

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

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 although the Company seeks to minimize this through treasury management. We have never experienced any losses related to these balances.

Equipment and Furnishings

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

Patents at December 31, 2014 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) on November 19, 2002. The majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 2-7 years at December 31, 2014. Annual amortization of the patents is expected to approximate $671,000 for each of the next two years, $659,000 in 2017 and 2018, and $547,000 in 2019.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2014, 2013 or 2012. Tax years going back to 2011 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2014, 2013 and 2012, respectively, are 63,235,956, 73,037,416 and 30,038,017 from warrants, 10,845,098, 15,322,206 and 15,140,956 from options, and 0, 33,334 and 2,478,185 from convertible preferred shares.

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2014 include a weighted average term of 0.2 years, a 5% probability that the warrant exercise price would be reset, a volatility of 63.7% and a risk free interest rate that ranges between 0.03% and 0.04%. Significant assumptions used at December 31, 2013 include a weighted average term of 1.2 years, a 5% probability that the warrant exercise price would be reset, a volatility range between 64.7% and 69.5% and a risk free interest rate range between 0.13% and 0.38%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. During 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2014 include a weighted average term of 1.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 159.2% and a risk free interest rate range of 0.25%. Significant assumptions used at December 31, 2013 include a weighted average term of 2.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 64.7% and a risk free interest rate that ranges between 0.38% and 0.78%.

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

The Company determined that warrants issued in February 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. At June 30, 2014, there are no remaining 2013 warrants and therefore no associated warrant liability. Significant assumptions used at December 31, 2013 include a weighted average term of 4.1 years, a 5% probability that the warrant exercise price would be reset, volatility of 67.2% and a risk free interest rate range between 0.78% and 1.78%.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to current-year presentation.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term settlement receivable, other current assets and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

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

ASU 2014-10 is effective for public entities for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early adoption is permitted. We early adopted ASU 2014-10 in our consolidated financial statements as of the third quarter of fiscal 2014.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which addresses when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee on an annual basis, renewable for one year at our option. Rent expense was $60,000, $55,379 and $55,378 for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Agreements

On April 28, 2014, the Company entered into amended and restated executive employment agreements (the “Employment Agreements”) with each of the following executive officers of the Company: H. Craig Dees, Ph.D. to serve as its Chief Executive Officer, Timothy C. Scott, Ph.D. to serve as its President, Eric A. Wachter, Ph.D. to serve as its Chief Technology Officer, and Peter R. Culpepper to serve as its Chief Financial Officer and Chief Operating Officer (collectively, the “executives”).

Each Employment Agreement provides that such executive will be employed for an initial term of five years, subject to automatic renewal for successive one-year periods, unless the executive or the Company (i) terminates the Employment Agreement and the executive’s employment thereunder as provided in the Employment Agreement or (ii) provides notice of his or its intent not to renew. Each executive’s initial base salary is $500,000 per year, and any increases to such executive’s base salary shall be determined by the Compensation Committee of the Company’s Board of Directors in its sole discretion (the “Compensation Committee”). The executives are also eligible for annual bonuses and annual equity incentive awards as determined by the Compensation Committee in its sole discretion.

Each of the Employment Agreements generally provides that in the event that the executive’s employment is terminated (i) voluntarily by the executive without Good Reason (as defined in the Employment Agreement), or (ii) by the Company for Cause (as defined in the Employment Agreement), the Company shall pay the executive’s compensation only through the last day of the employment period and, except as may otherwise be expressly provided, the Company shall have no further obligation to the executive. In the event that the executive’s employment is terminated by the Company other than for Cause (including death or disability), or if the executive voluntarily resigns for Good Reason, for so long as the executive is not in breach of his continuing obligations under the non-competition, non-solicitation and confidentiality restrictions contained in the Employment Agreement, the Company shall continue to pay the executive (or his estate) an amount equal to his base salary in effect immediately prior to the termination of his employment for a period of 24 months, to be paid in accordance with the Company’s regular payroll practices through the end of the fiscal year in which termination occurs and then in one lump sum payable to the executive in the first month of the calendar year following termination, as well as any prorated bonuses determined by the Compensation Committee, plus benefits on a substantially equivalent basis to those which would have been provided to the executive.

During the term of each executive’s employment by the Company, and for a period of twenty-four (24) months following termination of employment, in the event that such executive voluntarily terminates his employment with the Company other than for Good Reason or such executive is terminated for Cause, then neither the executive nor any other person or entity with executive’s assistance shall (i) participate in any business that is directly competitive with the Company’s business or (ii) directly or indirectly, solicit any employee of the Company to quit or terminate their employment with the Company or employ as an employee, independent contractor, consultant, or in any other position, any person who was an employee of the Company or the Company’s affiliates within the preceding six months, subject to certain exceptions. In addition, without the express written consent of the Company, each executive shall not at any time (either during or after the termination of executive’s employment) use (other than for the benefit of the Company) or disclose to any other business entity proprietary or confidential information concerning the Company, any of their affiliates, or any of its officers. Neither shall such executive disclose any of the Company’s or the Company’s affiliates’ trade secrets or inventions of which he gained knowledge during his employment with the Company (subject to certain exceptions).

3. Equity Transactions

Common Stock Issued for Services

(a) During the three months ended March 31, 2012, the Company issued 175,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $160,000. During the three months ended June 30, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,500. During the three months ended September 30, 2012, the Company issued 225,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $184,750. During the three months ended December 31, 2012, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $47,250. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date.

During the three months ended March 31, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $48,750. During the three months ended June 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $49,500. During the three months ended September 30, 2013, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $51,250. During the three months ended December 31, 2013, the Company issued 275,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $214,000. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date.

During the three months ended March 31, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $137,500. During the three months ended June 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $140,250. During the three months ended September 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $68,500. During the three months ended December 31, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $72,000. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date.

Warrants Issued for Services

(b) During the three months ended March 31, 2012, the Company issued 1,003,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $475,668. During the three months ended March 31, 2012, 1,500 warrants expired. During the three months ended June 30, 2012, the Company issued 454,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $183,908. During the three months ended June 30, 2012, 4,368,644 warrants expired. During the three months ended September 30, 2012, the Company issued 1,732,135 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $721,753. During the three months ended September 30, 2012, 122,833 warrants expired. During the three months ended December 31, 2012, the Company issued 452,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $130,697. During the three months ended December 31, 2012, 987,667 warrants expired. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2012 ranged from $0.24 to $0.47 per warrant.

During the three months ended March 31, 2013, the Company issued 1,924,973 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $409,640. During the three months ended March 31, 2013, 859,833 expired warrants were forfeited. During the three months ended June 30, 2013, the Company issued 2,605,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $931,655. During the three months ended June 30, 2013, 1,051,500 expired warrants were forfeited. During the three months ended September 30, 2013, the Company issued 442,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $186,223. During the three months ended September 30, 2013, 136,500 expired warrants were forfeited. During the three months ended December 31, 2013, the Company issued 209,473 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $259,306. During the three months ended December 31, 2013, 247,973 expired warrants were forfeited. During the three months ended December 31, 2013, 4,480,005 warrants were exercised on a cashless basis resulting in 2,386,004 shares being issued. During the three months ended December 31, 2013, 3,899,840 warrants were exercised for $3,412,392 resulting in 3,899,840 common shares issued. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2013 ranged from $0.10 to $1.97 per warrant.

During the three months ended March 31, 2014, the Company issued 733,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $900,317. During the three months ended March 31, 2014, 121,500 expired warrants were forfeited. During the three months ended March 31, 2014, 12,522,198 warrants were exercised on a cashless basis resulting in 9,100,824 common shares being issued. During the three months ended March 31, 2014, 3,036,218 warrants were exercised for $2,672,364 resulting in 3,036,218 common shares issued. During the three months ended June 30, 2014, the Company issued 202,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $450,002. During the three months ended June 30, 2014, 315,000 expired warrants were forfeited. During the three months ended June 30, 2014, 1,594,082 warrants were exercised on a cashless basis resulting in 915,467 common shares being issued. During the three months ended June 30, 2014, 372,000 warrants were exercised for $372,000 resulting in 372,000 common shares issued. During the three months ended September 30, 2014, the Company issued 6,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $4,189. During the three months ended September 30, 2014, 228,500 expired warrants were forfeited. During the three months ended December 31, 2014, the Company issued 1,503,913 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $966,819. During the three months ended December 31, 2014, 1,027,635 expired warrants were forfeited. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2014 ranged from $0.55 to $2.56 per warrant.

There are no provisions or obligations that would require the Company to cash settle any of its outstanding warrants. The equity classification of certain of the Company’s warrants is appropriate considering that these warrants provide the counterparties the right to purchase a fixed number of shares at a fixed price and the terms are not subject to any potential adjustment.

Private Offerings of Common Stock and Warrants

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. At December 31, 2012, the Series A Warrants and the Series C Warrants exercise price of $1.12 per share was reduced to $0.675 per share due to a new issuance price, net of commissions, from a private offering of common stock and warrants to accredited investors during the three months ended December 31, 2012 and pursuant to their exercise price reset provision. For the year ended December 31, 2012 there was a gain recognized from the revaluation of the warrant liability of $495,338. During the three months ended December 31, 2013, 1,269,520 of the Series A Warrants were exercised. During the three months ended December 31, 2013, 748,663 of the Series C Warrants were exercised. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised of $1,620,081 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $3,873,187. During the three months ended March 31, 2014, 858,825 of the Series A Warrants were exercised. During the three months ended March 31, 2014, 697,092 of the Series C Warrants were exercised. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised in 2014 of $3,911,370 was reclassified into additional paid-in capital. For the year ended December 31, 2014 there was a loss recognized from the revaluation of the warrant liability of $959,320.

During the three months ended June 30, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,077,796. The Company accepted subscriptions, in the aggregate, for 1,855,176 shares of common stock, and five year warrants to purchase 1,855,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.12. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company issued five year fully vested warrants to purchase 371,035 shares of common stock with an exercise price of $1.12 to Network 1 Financial Securities, Inc., which represents 20% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,379,365. The Company accepted subscriptions, in the aggregate, for 3,172,486 shares of common stock, and five year warrants to purchase 3,172,486 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $279,317 and issued five year fully vested warrants to purchase 317,249 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2012, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $710,000. The Company accepted subscriptions, in the aggregate, for 946,666 shares of common stock, and five year warrants to purchase 946,666 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $97,300 and issued five year fully vested warrants to purchase 94,667 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

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

During the three months ended September 30, 2013, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,613,037. The Company accepted subscriptions, in the aggregate, for 6,150,718 shares of common stock and five year warrants to purchase 9,226,077 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $564,686 and issued five year fully vested warrants to purchase 615,072 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2013, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $2,687,500. The Company accepted subscriptions, in the aggregate, for 3,583,333 shares of common stock and five year warrants to purchase 5,375,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $349,375 and issued five year fully vested warrants to purchase 358,333 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC. During the three months ended December 31, 2013, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,820,588. The Company accepted subscriptions, in the aggregate, for 7,760,784 shares of common stock and five year warrants to purchase 11,641,176 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $747,302 and issued five year fully vested warrants to purchase 776,078 shares of common stock with an exercise price of $1.00 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2013, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,312,500. The Company accepted subscriptions, in the aggregate, for 1,750,000 shares of common stock and five year warrants to purchase 2,625,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 150% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.00 per share. The purchase price for each share of common stock together with the warrants was $0.75. The Company used the proceeds for working capital and other general corporate purposes. Maxim Group LLC served as placement agent for the offering. In connection with the offering, the Company paid $170,625 and issued five year fully vested warrants to purchase 175,000 shares of common stock with an exercise price of $1.00 to Maxim Group LLC, which represents 10% of the total number of shares of common stock sold to investors solicited by Maxim Group LLC.

During the three months ended June 30, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,000,000. The Company accepted subscriptions, in the aggregate, for 2,000,000 shares of common stock and five year warrants to purchase 2,000,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $3.00 per share. The purchase price for each share of common stock together with the warrants was $2.50. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $650,000 and issued five year fully vested warrants to purchase 300,000 shares of common stock with an exercise price of $2.50 to Network 1 Financial Securities, Inc., which represents 15% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2014, the Company commenced a private offering of up to $15 million of common stock and five-year warrants to accredited investors. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. During the three months ended September 30, 2014, the Company received subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock for an aggregate of $3,586,300. Investors will receive five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,198,300. The Company accepted subscriptions, in the aggregate, for 4,198,300 shares of common stock and five year warrants to purchase 2,099,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $545,779 and issued five year fully vested warrants to purchase 419,830 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

Private Offering of Convertible Preferred Stock with Warrants

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the year ended December 31, 2012, there was a gain recognized from the revaluation of the warrant liability of $1,272,580. During the three months ended December 31, 2013, 1,146,662 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised of $765,997 was reclassified into additional paid-in capital. For the year ended December 31, 2013, there was a loss recognized from the revaluation of the warrant liability of $6,911,583. During the three months ended March 31, 2014, 1,756,665 of the warrants included in the warrant liability were exercised. During the three months ended June 30, 2014, 133,232 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $2,377,133 was reclassified into additional paid-in capital. For the year ended December 31, 2014, there was a gain recognized from the revaluation of the warrant liability of $4,222,519.

Dividends on the 8% Convertible Preferred Stock accrued at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company has a deficit and, as a result, the dividends will be recorded against additional paid-in capital. In January 2012, the Company issued 64,183 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2012. At March 31, 2012, the Company recognized dividends of $50,631 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2012, the Company issued 58,490 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 16, 2012. At June 30, 2012, the Company recognized dividends of $51,194 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2012, the Company issued 61,424 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 16, 2012. At September 30, 2012, the Company recognized dividends of $43,884 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2012, the Company issued 69,222 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2012. At December 31, 2012, the Company recognized dividends of $37,478 which are included in dividends on preferred stock on the consolidated statement of operations. In January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013. At March 31, 2013, the Company recognized dividends of $21,921 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2013, the Company issued 29,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2013. At June 30, 2013, the Company recognized dividends of $22,164 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2013, the Company issued 34,598 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $10,586 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2013, the Company issued 12,066 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2013. At December 31, 2013, the Company recognized no dividends due because of the full conversion of preferred stock to common stock as of December 31, 2013.

During the three months ended March 31, 2012 there were 100,000 shares of the Company’s redeemable preferred stock that converted into 100,000 shares of the Company’s common stock. During the three months ended September 30, 2012 there were 490,000 shares of the Company’s redeemable preferred stock that converted into 490,000 shares of the Company’s common stock. During the three months ended December 31, 2012, there were 463,480 shares of the Company’s redeemable preferred stock that converted into 463,480 shares of the Company’s common stock. During the three months ended March 31, 2013, there were 593,000 shares of the Company’s redeemable preferred stock that converted into 593,000 shares of the Company’s common stock. During the three months ended June 30, 2013 there were 403,520 shares of the Company’s redeemable preferred stock that converted into 403,520 shares of the Company’s common stock. During the three months ended September 30, 2013, there were 734,999 shares of the Company’s redeemable preferred stock that converted into 734,999 shares of the Company’s common stock. During the three months ended December 31, 2013, there were 746,666 shares of the Company’s redeemable preferred stock that converted into 746,666 shares of the Company’s common stock. At December 31, 2013 there was no 8% Convertible Preferred Stock outstanding.

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

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. During the three months ended December 31, 2013, 2,400,000 of the warrants included in the warrant liability were exercised, resulting in 2,400,000 common shares being issued. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised of $2,016,000 was reclassified into additional paid-in capital. For the year ended December 31, 2013, there was a loss recognized from the revaluation of the warrant liability of $3,886,360. During the three months ended March 31, 2014, 1,650,000 of the warrants included in the warrant liability were exercised. During the three months ended June 30, 2014, 200,000 of the warrants included in the warrant liability were exercised, which is the remainder of the 2013 warrants. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $4,047,116 was reclassified into additional paid-in capital. For the year ended December 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $878,806.

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

During the three months ended September 30, 2013, there were 441,667 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 441,667 shares of the Company’s common stock. During the three months ended December 31, 2013, there were 2,925,000 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 2,925,000 shares of the Company’s common stock. In January 2014, there were 33,334 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 33,334 shares of the Company’s common stock. As of January 15, 2014, there were no shares of Series A 8% Convertible Preferred Stock outstanding.

Common Stock Purchase Agreements

(f) In December 2010, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, pursuant to which the Company could, in our sole discretion, direct Lincoln Park to purchase up to an additional $30,000,000 of our common stock over the 30-month term of the purchase agreement at no less than $0.75 per share. On June 23, 2013, our agreement with Lincoln Park Capital Fund, LLC expired.

On July 22, 2013 the Company entered into a Purchase Agreement with Alpha Capital Anstalt pursuant to which the Company may, in the Company’s sole discretion, direct the purchase up to $30,000,000 of the Company’s common stock over the 30-month term of the Purchase Agreement. From time to time during the term of the Purchase Agreement, the Company may, in its sole discretion direct the purchase up to 100,000 shares of the Company’s common stock at a per share purchase price equal to the lesser of (i) the lowest sale price of the Company’s common stock reported on the OTCQB or NYSE MKT on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. The Company may, under certain circumstances, at its discretion, increase the amount of common stock that it sells on each purchase date. The committed obligation under any single regular purchase shall not exceed $250,000, unless the parties mutually agree to increase the dollar amount of any regular purchase. In no event may Alpha Capital Anstalt purchase shares of the Company’s common stock for less than $0.75 per share. In consideration of entering into the Purchase Agreement and making the commitment to purchase the Purchase Shares, the Company issued 250,000 shares of the Company’s common stock to Alpha Capital Anstalt. Costs charged to operations for this commitment fee were $162,500. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without cost to the Company. As of December 31, 2014, the Company had the full amount of the Purchase Agreement available for use.

4. Stock Incentive Plan and Warrants

Options

The Company maintained two long-term incentive compensation plans which have been terminated; namely, the Provectus Pharmaceuticals, Inc. 2002 Stock Plan, which provided for the issuance of 18,450,000 shares of common stock pursuant to stock options, and the 2012 Stock Plan, which provided for the issuance of up to 20,000,000 shares of common stock pursuant to stock options. Currently, the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company.

Options granted under the 2002, 2012 and 2014 Stock Plans were either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which were not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

For stock options granted to employees during 2014, 2013 and 2012, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Weighted average fair value per options granted	$0.77	$0.57	$0.73
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25%	0.25%
Expected stock price volatility	85% – 92%	83% – 85%	83% – 87%
Expected option life (years)	10	10	10

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

One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750, 14,248 options at an exercise price of $0.75 per share of common stock for $10,686 and 600,000 options at an exercise price of $0.93 per share of common stock for $558,000 during the three months ended March 31, 2014. Another employee of the Company exercised 300,000 options at an exercise price of $1.10 per share of common stock for $330,000 during the three months ended March 31, 2014. Another employee of the Company exercised 189,624 options at an exercise price of $1.10 per share of common stock for $208,586 during the three months ended March 31, 2014. One employee of the Company forfeited 300,000 stock options on February 26, 2014. One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. Another employee of the Company exercised 100,000 options at an exercise price of $1.25 per share of common stock for $125,000 during the three months ended June 30, 2014. A former non-employee member of the board of directors exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. One employee of the Company forfeited 25,000 stock options on May 27, 2014. On July 29, 2014, the Company issued a total of 150,000 stock options to its three re-elected non-employee members of the board of directors. All of the stock options issued in 2014 vested on the date of grant and have an exercise price equal to the fair market price on the date of issuance. One employee of the Company exercised 96,875 options at an exercise price of $0.64 per share of common stock for $62,000, and 126,361 options at an exercise price of $0.64 per share of common stock for $80,871 during the three months ended December 31, 2014. Three employees of the Company had fully vested options rescinded during the three months ended December 31, 2014 due to the terms of the settlement discussed in Note 9.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Included in the results for the year ended December 31, 2014, is $115,645 of stock-based compensation expense which relates to the fair value of stock options vested in 2014. Included in the results for the year ended December 31, 2013, is $142,310 of stock-based compensation expense which relates to the fair value of stock options vested in 2013. Included in the results for the year ended December 31, 2012, is $183,028 of stock-based compensation expense which relates to the fair value of stock options vested in 2012.

The following table summarizes the options granted, exercised, outstanding and exercisable as of December 31, 2012, 2013 and 2014:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2012	14,890,956	$0.32 – 1.50	$0.98
Granted	250,000	$0.84 – 0.93	$0.86
Exercised	—	—	—
Forfeited	—	—	—

Outstanding and exercisable at December 31, 2012	15,140,956	$0.32 – 1.50	$0.97

Outstanding at January 1, 2013	15,140,956	$0.32 – 1.50	$0.97
Granted	250,000	$0.67	$0.67
Exercised	(43,750)	$0.32 – 0.60	$0.48
Forfeited	(25,000)	$0.60	$0.60

Outstanding and exercisable at December 31, 2013	15,322,206	$0.62 – 1.50	$0.97

Outstanding at January 1, 2014	15,322,206	$0.62 – 1.50	$0.97
Granted	150,000	$0.88	$0.88
Settlement	(2,800,000)	$0.93 – 1.00	$0.97
Exercised	(1,502,108)	$0.64 – 1.25	$0.96
Forfeited	(325,000)	$0.95 – 1.10	$1.09

Outstanding and exercisable at December 31, 2014	10,845,098	$0.64 – 1.50	$0.97

The following table summarizes information about stock options outstanding at December 31, 2014 in order of issuance from oldest to newest.

Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2014	Exercisable Weighted Average Exercise Price
$0.64	376,764	0.00 years	$0.64	376,764	$0.64
$0.75	708,334	0.42 years	$0.75	708,334	$0.75
$0.94	575,000	0.92 years	$0.94	575,000	$0.94
$1.02	4,135,000	1.50 years	$1.02	4,135,000	$1.02
$1.50	200,000	2.50 years	$1.50	200,000	$1.50
$1.16	50,000	3.42 years	$1.16	50,000	$1.16
$1.00	150,000	3.50 years	$1.00	150,000	$1.00
$1.04	250,000	4.50 years	$1.04	250,000	$1.04
$1.16	250,000	5.50 years	$1.16	250,000	$1.16
$1.00	1,600,000	5.50 years	$1.00	1,600,000	$1.00
$1.04	250,000	6.50 years	$1.04	250,000	$1.04
$0.99	50,000	6.50 years	$0.99	50,000	$0.99
$0.93	1,600,000	6.67 years	$0.93	1,600,000	$0.93
$0.93	50,000	7.38 years	$0.93	50,000	$0.93
$0.84	200,000	7.50 years	$0.84	200,000	$0.84
$0.67	250,000	8.71 years	$0.67	250,000	$0.67
$0.88	150,000	9.67 years	$0.88	150,000	$0.88

	10,845,098	3.85 years	$0.97	10,845,098	$0.97

The total intrinsic value of options exercised during the year ended December 31, 2014 which were in the money was $1,327,300.

The total intrinsic value of options exercised during the year ended December 31, 2013 which were in the money was $7,000.

There were no options exercised during the year ended December 31, 2012.

The following is a summary of nonvested stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	150,000	$0.77
Vested	(150,000)	$0.77
Canceled	—	—

Nonvested at December 31, 2014	—	$—

As of December 31, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2014. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2014	10,845,098	$128,199

Warrants

The following table summarizes the warrants granted, exercised, outstanding and exercisable as of December 31, 2012, 2013 and 2014.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2012	25,119,247	$0.91 – 2.00	$1.15
Granted	10,399,414	$0.68 – 1.50	$1.00
Exercised	—	—	—
Forfeited	(5,480,644)	$0.91 – 1.50	$1.29

Outstanding and exercisable at December 31, 2012	30,038,017	$0.68 – 2.00	$1.05

Outstanding at January 1, 2013	30,038,017	$0.68 – 2.00	$1.05
Granted	53,675,050	$0.68 – 1.12	$1.00
Exercised	(8,379,845)	$0.68 – 1.25	$0.93
Forfeited	(2,295,806)	$0.68 – 1.12	$0.87

Outstanding and exercisable at December 31, 2013	73,037,416	$0.68 – 2.00	$1.03

Outstanding at January 1, 2014	73,037,416	$0.68 – 2.00	$1.03
Granted	9,415,673	$1.00 – 3.00	$1.61
Exercised	(17,524,498)	$0.68 – 1.50	$1.01
Forfeited	(1,692,635)	$0.95 – 1.25	$1.07

Outstanding and exercisable at December 31, 2014	63,235,956	$0.68 – 3.00	$1.12

The following table summarizes information about warrants outstanding at December 31, 2014.

Exercise Price	Number Outstanding and Exercisable at December 31, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.68	134,994	1.00	$0.68
$0.95	187,467	0.00	$0.95
$1.00	48,844,755	3.30	$1.00
$1.12	1,793,036	1.42	$1.12
$1.25	8,782,703	2.98	$1.25
$1.50	670,001	1.30	$1.50
$1.75	200,000	1.00	$1.75
$2.00	323,000	2.25	$2.00
$2.50	300,000	4.33	$2.50
$3.00	2,000,000	4.33	$3.00

	63,235,956	3.19	$1.12

5. Related Party Transactions

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

6. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

	2014		2013		2012
Years Ended December 31,	Amount	%	Amount	%	Amount	%
Federal statutory rate	$(3,483,000)	(34.0)	$(9,417,000)	(34.0)	$(4,273,000)	(34.0)
State taxes	(461,000)	(4.5)	(1,246,000)	(4.5)	(566,000)	(4.5)
Adjustment to valuation allowance	4,862,000	47.7	5,015,000	18.1	4,596,000	36.5
Non-deductible compensation	—	—	—	—	924,000	7.0
(Gain) loss on warrant liability	(918,000)	(9.2)	5,648,000	20.4	(681,000)	(5.0)

Actual tax benefit	$—	—	$—	—	$—	—

The components of the Company’s deferred income taxes are summarized below:

December 31,	2014	2013
Deferred tax assets
Net operating loss carry-forwards	$34,046,000	$30,995,000
Stock-based compensation	6,344,000	6,299,000
Warrants for services	5,421,000	4,527,000

Deferred tax asset	45,811,000	41,821,000
Deferred tax liabilities
Patent amortization	(1,380,000)	(1,638,000)
Valuation allowance	(44,431,000)	(40,183,000)

Net deferred taxes	$—	$—

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the development stage and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a full valuation allowance for the net deferred tax assets.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $99 million, expiring in 2022 through 2034. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The amount of the limitation has been quantified by the Company. The Company completed a Section 382 study for the period from inception through the year ended December 31, 2014 and recorded a limitation of $3.2 million of their net operating loss carry-forward.

The Company has determined that there are no uncertain tax positions as of December 31, 2014 or 2013 and does not expect any significant change within the next year.

7. 401(K) Profit Sharing Plan

Contributions made by the Company in 2012 totaled approximately $132,000 and were included in other accrued expenses. Contributions made by the Company in 2013 totaled approximately $226,000. Contributions made by the Company in 2014 totaled approximately $320,000.

8. Fair Value of Financial Instruments

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, short-term receivable and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
2010 Warrants:
Weighted average term	0.2 years	1.2 years	2.2 years
Probability the warrant exercise price would be reset	5%	5%	5%
Volatility	63.7%	66.5% to 69.5%	58.9% to 63.4%
Risk free interest rate	0.03% to 0.04%	0.13% to 0.38%	0.25% to 0.36%
2011 Warrants:
Weighted average term	1.0 years	2.0 years	3.0 years
Probability the warrant exercise price would be reset	5%	5%	5%
Volatility	159.2%	64.7%	58.9% to 63.4%
Risk free interest rate	0.25%	0.38% to 0.78%	0.25% to 0.36%
2013 Warrants:
Weighted average term	N/A	4.1 years	N/A
Probability the warrant exercise price would be reset	N/A	5%	N/A
Volatility	N/A	67.2%	N/A
Risk free interest rate	N/A	0.78% to 1.78%	N/A

At December 31, 2014, there are no remaining 2013 warrants and therefore no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2014	$146,560	$—	$—	$146,560
Warrant liability at December 31, 2013	$12,866,572	$—	$—	$12,866,572

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2013 to December 31, 2014 is as follows:

Balance at January 1, 2013	$1,299,570
Issuance of warrants	1,297,950
Net loss included in earnings	14,671,130
Exercise of warrants	(4,402,078)

Balance at December 31, 2013	$12,866,572

Balance at January 1, 2014	$12,866,572
Issuance of warrants	—
Net gain included in earnings	(2,384,393)
Exercise of warrants	(10,335,619)

Balance at December 31, 2014	$146,560

9. Litigation

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and is recorded as other current assets at December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. At December 31, 2014, a Gain on Settlement of $4,178,345, net of discount, was recorded for the total due from the Executives. A Short-term Receivable was recorded for $733,333 and a Long-term Receivable was recorded for $3,378,345. A discount for implied interest of $301,655 was recorded as an offset to the Gain on Settlement in the consolidated statements of operations. $66,667 was repaid by the Executives as of December 31, 2014. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in October 2015 and the final payment is expected to be received by October 3, 2019.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, H. Craig Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD. The Company intends to defend vigorously against all claims in these complaints. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of these cases cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On November 26, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order appointing Fawwaz Hamati as the Lead Plaintiff in the Securities Litigation, with the Law Firm of Glancy Binkow & Goldberg, LLP as counsel to Lead Plaintiff. On February 3, 2015, the Court entered an order compelling the Lead Plaintiff to file a consolidated amended complaint within 60 days of entry of the order. As of March 4, 2015, the Lead Plaintiff has yet to file a consolidated amended complaint.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. As of March 4, 2015, the Court has not yet entered the proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits.

Again, as in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Complaint

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. Since the filing of the Foley Shareholder Derivative Lawsuit, the parties have submitted a proposed agreed order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation.

10. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements.

11. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2014 and 2013:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$—	$—	$—	$4,178
Total operating loss not including gain on settlement	(4,382)	(4,160)	(3,826)	(4,443)
Other income (expense), net	(2,285)	3,517	77	1,081

Net income (loss)	(6,667)	(643)	(3,749)	816

Net income (loss) applicable to common stockholders	$(6,667)	$(643)	$(3,749)	$816

Basic and diluted income (loss) per common share	$(0.04)	$(0.00)	$(0.02)	$0.00
Weighted average number of common shares outstanding – basic and diluted	168,860	175,554	179,089	182,057

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total operating loss	$(3,247)	$(3,287)	$(3,650)	$(2,844)
Other income (expense), net	(923)	909	(903)	(13,754)

Net loss	(4,170)	(2,378)	(4,553)	(16,598)
Dividends on preferred stock	(1,077)	(72)	(38)	—

Net loss applicable to common stockholders	$(5,247)	$(2,450)	$(4,591)	$(16,598)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.03)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	120,702	127,115	131,574	148,314

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.2†	Certificate of Amendment to Certificate of Incorporation of Provectus Biopharmaceuticals, Inc.

3.3	Certificate of Designation for the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.4	Certificate of Designation for the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

4.1	Specimen certificate for the Company’s common shares, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.3	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Warrant issued to Lincoln Park Capital, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.6	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

4.7	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.1*	Amended and Restated 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and H. Craig Dees (incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.5	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

10.6	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

Exhibit No.	Description

10.7	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.8	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.9	Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.10	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.11	Form of Securities Purchase Agreement by and among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.12	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.13*	Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.14*	Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.15*	Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.15 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.16*	Executive Employment Agreement by and between the Company and Peter Culpepper dated April 28, 2014 (incorporated by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.17	2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2014).

10.18	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 30, 2014).

10.19	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2004, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed on August 7, 2014).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 16, 2011).

Exhibit No.	Description

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.**

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.