Form 10-Q
period 2015-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2015-05-07
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 31, 2015, was 185,972,159.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with the fully enrolled phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary to complete (versus interim data alone);

•	our determination whether to license PV-10, our melanoma drug product candidate, and other solid tumors such as cancers of the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as cancers of the liver;

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash and cash equivalents	$14,170,733	$17,391,601
Short-term receivable — settlement	466,666	733,333
Other current assets	1,223,668	978,000

Total Current Assets	15,861,067	19,102,934
Equipment and furnishings, less accumulated depreciation of $441,052 and $437,863, respectively	88,982	92,171
Patents, net of amortization of $8,299,517 and $8,131,737, respectively	3,415,928	3,583,708
Long-term receivable — settlement, net of discount	3,378,345	3,378,345
Other assets	27,000	27,000

	$22,771,322	$26,184,158

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$652,501	$440,702
Accrued consulting expense	91,282	91,282
Other accrued expenses	278,656	315,738

Total Current Liabilities	1,022,439	847,722
Long-Term Liability
Warrant liability	52,534	146,560

Total Liabilities	1,074,973	994,282

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock; par value $.001 per share; 300,000,000 authorized; 185,972,159 and 184,796,275 shares issued and outstanding, respectively	185,972	184,796
Paid-in capital	182,329,294	181,298,890
Accumulated deficit	(160,818,917)	(156,293,810)

Total Stockholders’ Equity	21,696,349	25,189,876

	$22,771,322	$26,184,158

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating expenses
Research and development	$2,280,706	$1,157,883
General and administrative	2,171,985	3,055,944
Amortization	167,780	167,780

Total operating loss	(4,620,471)	(4,381,607)
Investment income	1,338	1,373
Gain (loss) on change in fair value of warrant liability	94,026	(2,287,033)

Net loss	$(4,525,107)	$(6,667,267)

Basic and diluted loss per common share	$(0.02)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	185,196,323	168,859,658

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in capital	Accumulated Deficit	Total
Balance, at December 31, 2014	—	$—	184,796,275	$184,796	$181,298,890	$(156,293,810)	$25,189,876
Issuance of stock for services	—	—	75,000	75	63,925	—	64,000
Issuance of warrants for services	—	—	—	—	1,632	—	1,632
Cash proceeds from exercise of warrants and stock options	—	—	324,884	325	290,503	—	290,828
Issuance of common stock and warrants pursuant to Regulation D	—	—	776,000	776	674,344	—	675,120
Net loss for the three months ended March 31, 2015	—	—	—	—	—	(4,525,107)	(4,525,107)

Balance, at March 31, 2015	—	$—	185,972,159	$185,972	$182,329,294	$(160,818,917)	$21,696,349

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows From Operating Activities
Net loss	$(4,525,107)	$(6,667,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,189	1,716
Amortization of patents	167,780	167,780
Issuance of stock for services	64,000	137,500
Issuance of warrants for services	1,632	900,317
(Gain) loss on change in fair value of warrant liability	(94,026)	2,287,033
Increase (decrease) in assets
Settlement receivable	266,667	—
Other current assets	(245,668)	—
Increase (decrease) in liabilities
Accounts payable	211,799	376,419
Accrued expenses	(37,082)	(54,211)

Net cash used in operating activities	(4,186,816)	(2,850,713)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	675,120	—
Proceeds from exercises of warrants and stock options	290,828	3,803,386

Net cash provided by financing activities	965,948	3,803,386

Net change in cash and cash equivalents	(3,220,868)	952,673
Cash and cash equivalents, at beginning of period	17,391,601	15,696,243

Cash and cash equivalents, at end of period	$14,170,733	$16,648,916

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the three months ended March 31, 2014, the Company had reclassified $9,717,549 from warrant liability to equity due to the exercise of a portion of our warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2015 and 2014, respectively, relate to 60,010,658 and 58,090,500 from warrants, and 10,220,214 and 13,893,334 from options.

4. Equity Transactions

(a) During the three months ended March 31, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,000. During the three months ended March 31, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $137,500.

(b) During the three months ended March 31, 2015, the Company issued 3,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $1,632. During the three months ended March 31, 2015, 3,693,898 warrants were forfeited. During the three months ended March 31, 2014, the Company issued 733,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $900,317. During the three months ended March 31, 2014, 121,500 warrants were forfeited. During the three months ended March 31, 2014, 12,522,198 warrants were exercised on a cashless basis resulting in 9,100,824 common shares being issued. During the three months ended March 31, 2014, 3,036,218 warrants were exercised for $2,672,364 resulting in 3,036,218 common shares issued.

As the fair market value of these services was not readily determinable, these services were valued based on the fair market value, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $14,275. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $1,153,835.

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $79,751. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $211,422. During the three months ended March 31, 2015, the remaining warrants included in the warrant liability were forfeited.

(e) In February 2013, the Company issued Series A 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $921,776. There were no outstanding 2013 warrants at December 31, 2014 and therefore there is no gain or loss for the three months ended March 31, 2015.

(f) In January 2014, there were 33,334 shares of the Company’s Series A 8% Convertible Preferred Stock that converted into 33,334 shares of the Company’s common stock. As of January 15, 2014, there were no shares of Series A 8% Convertible Preferred Stock outstanding. In 2014, the Company recognized no dividends because of the conversion of all outstanding shares of preferred stock to common stock as of January 15, 2014.

(g) During the three months ended March 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $776,000. The Company received subscriptions, in the aggregate, for 776,000 shares of common stock and five year warrants to purchase 388,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $100,880 and issued five year fully vested warrants to purchase 77,600 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

5. Stock-Based Compensation

One employee of the Company exercised 185,000 options at an exercise price of $1.02 per share of common stock for $188,700 during the three months ended March 31, 2015. Another employee of the Company exercised 76,764 options at an exercise price of $0.64 per share of common stock for $49,129 during the three months ended March 31, 2015. Another employee of the Company exercised 33,334 options at an exercise price of $0.75 per share of common stock for $25,000 and 29,786 options at an exercise price of $0.94 per share of common stock for $27,999 during the three months ended March 31, 2015. One employee of the Company forfeited 300,000 stock options on January 7, 2015. One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750, 14,248 options at an exercise price of $0.75 per share of common stock for $10,686 and 600,000 options at an exercise price of $0.93 per share of common stock for $558,000 during the three months ended March 31, 2014. Another employee of the Company exercised 300,000 options at an exercise price of $1.10 per share of common stock for $330,000 during the three months ended March 31, 2014. Another employee of the Company exercised 189,624 options at an exercise price of $1.10 per share of common stock for $208,586 during the three months ended March 31, 2014. One employee of the Company forfeited 300,000 stock options on February 26, 2014.

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

March 31, 2015
2011 Warrants:
Weighted average term	0.8 years
Probability the warrant exercise price would be reset	5%
Volatility	126.71%
Risk free interest rate	0.20%

At March 31, 2015, there are no remaining 2013 and 2010 warrants and, therefore, no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at March 31, 2015	$52,534	$—	$—	$52,534
Warrant liability at December 31, 2014	$146,560	$—	$—	$146,560

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2015 to March 31, 2015 follows:

Balance at January 1, 2015	$146,560
Issuance of warrants	—
Net gain included in earnings from the revaluation	(94,026)
Exercise of warrants	—

Balance at March 31, 2015	$52,534

7. Litigation

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

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $266,667 was repaid by the Executives as of March 31, 2015. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in total by October 2015 and the final payment is expected to be received by October 3, 2019.

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

On April 6, 2015, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the Class Action Case, alleging that Provectus and the other individual defendants made knowingly false representations about the likelihood that PV-10 would be approved as a candidate for BTD, and that such representations caused injury to Lead Plaintiff and other shareholders. The Consolidated Complaint also added Eric Wachter as a named defendant. Pursuant to order of the Court, Provectus must respond to the Consolidated Complaint no later than June 5, 2015.

The Company intends to defend vigorously against all claims in the Consolidated Complaint. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of the Class Action Case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of the Class Action Case cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado Shareholder Derivative Lawsuit pending a ruling on the Motion to Dismiss to be filed by Provectus in the Class Action Case.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss to be filed by Provectus in the Class Action Case.

As in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Lawsuit

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Class Action Case.

As in the Hurtado and Montiminy Shareholder Derivative Lawsuits, no relief is sought against the Company itself; the action is against the Individual Defendants only.

8. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

Our current plans include continuing to operate with our four employees during the immediate future, as well as four primary consultants and various vendor relationships totaling 55 full-time equivalents, and anticipate adding additional personnel if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials as necessary and appropriate, including rapid recruitment for our phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma as well as other randomized studies of PV-10 and PH-10.

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two therapeutic products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, respectively. Also, important immunologic data with PV-10 has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which we hope will result in one or more license transactions with pharmaceutical and/or biotech partners. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing stockholder value this year and beyond.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Revenues

We had no revenue during the three months ended March 31, 2015 and 2014.

Research and Development

Research and development costs of $2,280,706 for the three months ended March 31, 2015 included payroll of $420,909, consulting and contract labor of $1,517,649, legal of $33,273, insurance of $36,001, lab supplies and pharmaceutical preparations of $250,396, rent and utilities of $19,289, and depreciation expense of $3,189. Research and development costs of $1,157,883 for the three months ended March 31, 2014 included payroll of $492,258, consulting and contract labor of $234,258, legal of $26,471, insurance of $54,803, lab supplies and pharmaceutical preparations of $326,410, rent and utilities of $21,967, and depreciation expense of $1,716. The overall increase in research and development costs is due primarily to an increase of approximately $1.2 million in consulting and contract labor due to the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015.

General and Administrative

General and administrative expenses decreased by $883,959 in the three months ended March 31, 2015 to $2,171,985 from $3,055,944 for the three months ended March 31, 2014. General and administrative expenses were very similar for both periods; however, approximately $900,000 in decreased expense is due to lower stock prices during the three months ended March 31, 2015 versus the three months ended March 31, 2014. This resulted in lower noncash share-based expenses related to stock and warrants issued for services, in addition to the substantial reduction in the number of warrants issued for services.

Investment Income

Investment income was insignificant in both the three months ended March 31, 2015 and 2014.

Gain/Loss on change in fair value of warrant liability

The change in fair value of warrant liability decreased by $2,381,059 in the three months ended March 31, 2015 to a gain of $94,026 from a loss of $2,287,033 for the three months ended March 31, 2014. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $14,170,733 at March 31, 2015, compared with $17,391,601 at December 31, 2014. The decrease of approximately $3.2 million was due primarily to the $4.2 million in cash used to fund our operating activities for the quarter offset by $1 million in cash received from warrant and stock option exercises and reduced net proceeds from the sale of our common stock in the quarter ended March 31, 2015. The sale of common stock was reduced since we are seeking to minimize dilution to our existing stockholders where practicable by limiting the issuance of our equity securities.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at March 31, 2015, in addition to the cash we expect to receive subsequent to the quarter ended March 31, 2015 from private placements of our securities and the repayment of bonuses pursuant to the settlement of the Kleba Shareholder Derivative Lawsuit (see Part II, Item 1, Legal Proceedings below), will be sufficient to meet our current and planned operating needs well into 2016 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities. Additionally, we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to an additional $30,000,000 of our common stock per an existing agreement with Investor. In addition, on April 30, 2014, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

Therefore, our ability to continue as a going concern is reasonably assured due to our cash and cash equivalents on hand at March 31, 2015. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not anticipate needing to raise additional capital to further develop PV-10 on our own to treat locally advanced cutaneous melanoma, cancers of the liver, recurrent breast cancer, bladder cancer, lung cancer, pancreatic cancer, and other indications because we plan to strategically monetize PV-10 through appropriate regional license transactions, license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We believe our efforts to obtain regulatory clarity will be helpful to facilitate transactions with potential partners. Additionally, we expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we have adequate funds to operate without a further injection of capital well into 2016. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data and potentially complete data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, and clinical mechanism of action data for both PV-10 and PH-10.

We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we are discussing transactions with potential partners in China, India, Brazil and Russia. We recently announced a Memorandum of Understanding (MOU) with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as immune checkpoint inhibitors or systemic immunotherapies. Our recently announced joint patent allowance with Pfizer supports these efforts.

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

We have signed an advisory agreement with China’s TriRiver Capital to help identify distribution and joint venture partners for PV-10 in China. This agreement is intended to enhance our reach into China and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India, Russia and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year, and now also in Brazil. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business and there can be no assurance, however, that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

We believe our continued development of PV-10 with existing funds should yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of solid tumor indications due to its unique immuno-chemoablation mechanism of action known as ablative immunotherapy or oncolytic immunotherapy. The primary ablative mechanism of PV-10 is followed by a secondary immunomodulatory mechanism. Likewise, we believe our development of PH-10 with existing funds should yield proof-of-concept evidence to support expected best-in-class clinical benefit to treat a wide range of inflammatory dermatoses due to its unique non-steroidal anti-inflammatory mechanism of action.

However, we cannot assure you that we will be successful in licensing either PV-10 or PH-10, any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2016 and beyond, even though we do not anticipate needing additional capital to develop PV-10 on our own to treat locally advanced cutaneous melanoma. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2014 Form 10-K.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2015, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See notes 4 and 6 of the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $266,667 was repaid by the Executives as of March 31, 2015. The cash settlement amounts will be repaid to the Company over a period of five years with the first payment due in total by October 2015 and the final payment is expected to be received by October 3, 2019.

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

On April 6, 2015, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the Class Action Case, alleging that Provectus and the other individual defendants made knowingly false representations about the likelihood that PV-10 would be approved as a candidate for BTD, and that such representations caused injury to Lead Plaintiff and other shareholders. The Consolidated Complaint also added Eric Wachter as a named defendant. Pursuant to order of the Court, Provectus must respond to the Consolidated Complaint no later than June 5, 2015.

The Company intends to defend vigorously against all claims in the Consolidated Complaint. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of the Class Action Case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of the Class Action Case cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado Shareholder Derivative Lawsuit pending a ruling on the Motion to Dismiss to be filed by Provectus in the Class Action Case.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss to be filed by Provectus in the Class Action Case.

As in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Lawsuit

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Class Action Case.

As in the Hurtado and Montiminy Shareholder Derivative Lawsuits, no relief is sought against the Company itself; the action is against the Individual Defendants only.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 3,000 warrants to consultants in exchange for services. The Company intends to use any net proceeds from the exercises of these warrants for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

During the three months ended March 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $776,000. The Company received subscriptions, in the aggregate, for 776,000 shares of common stock and five year warrants to purchase 388,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $100,880 and issued five year fully vested warrants to purchase 77,600 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 7, 2015	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.
**	Filed herewith.