Form 10-Q
period 2015-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2015-08-06
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of June 30, 2015 was 204,558,259.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “anticipate,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date.

Risks and uncertainties that could cause our actual results to differ materially from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with the fully enrolled phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary to complete (versus interim data alone);

•	our determination whether to license PV-10, our melanoma drug product candidate, and other solid tumors such as cancers of the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as cancers of the liver;

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash and cash equivalents	$23,117,144	$17,391,601
Short-term receivable - settlement	200,000	733,333
Other current assets	1,185,801	978,000

Total Current Assets	24,502,945	19,102,934
Equipment and furnishings, less accumulated depreciation of $444,241 and $437,863, respectively	85,793	92,171
Patents, net of amortization of $8,467,297 and $8,131,737, respectively	3,248,148	3,583,708
Long-term receivable – settlement, net of discount	3,378,345	3,378,345
Other assets	27,000	27,000

	$31,242,231	$26,184,158

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$518,538	$440,702
Accrued consulting expense	171,282	91,282
Other accrued expenses	298,656	315,738

Total Current Liabilities	988,476	847,722

Long-Term Liability

Warrant liability	6,966	146,560

Total Liabilities	995,442	994,282

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock; par value $.001 per share; 300,000,000 authorized; 204,558,259 and 184,796,275 shares issued and outstanding, respectively	204,558	184,796
Paid-in capital	195,406,097	181,298,890
Accumulated deficit	(165,363,866)	(156,293,810)

Total Stockholders’ Equity	30,246,789	25,189,876

	$31,242,231	$26,184,158

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating expenses
Research and development	$2,056,843	$1,025,535	$4,337,549	$2,183,418
General and administrative	2,367,041	2,966,569	4,539,026	6,022,513
Amortization	167,780	167,780	335,560	335,560

Total operating loss	(4,591,664)	(4,159,884)	(9,212,135)	(8,541,491)
Investment income	1,147	1,443	2,485	2,816
Gain on change in fair value of warrant liability	45,568	3,515,025	139,594	1,227,992

Net loss	$(4,544,949)	$(643,416)	$(9,070,056)	$(7,310,683)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	187,792,643	175,554,000	186,501,656	172,225,322

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, at December 31, 2014	184,796,275	$184,796	$181,298,890	$(156,293,810)	$25,189,876
Issuance of stock for services	150,000	150	126,850	—	127,000
Issuance of warrants for services	—	—	55,214	—	55,214
Cash proceeds from exercise of warrants and stock options	324,884	325	290,503	—	290,828
Issuance of common stock and warrants pursuant to Regulation D	1,787,100	1,787	1,552,990	—	1,554,777
Issuance of common stock and warrants pursuant to underwritten registered public offering	17,500,000	17,500	12,081,650	—	12,099,150
Net loss for the six months ended June 30, 2015	—	—	—	(9,070,056)	(9,070,056)

Balance, at June 30, 2015	204,558,259	$204,558	$195,406,097	$(165,363,866)	$30,246,789

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash Flows From Operating Activities
Net loss	$(9,070,056)	$(7,310,683)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,378	3,432
Amortization of patents	335,560	335,560
Issuance of stock for services	127,000	277,750
Issuance of warrants for services	55,214	1,350,319
Gain on change in fair value of warrant liability	(139,594)	(1,227,992)
(Increase) decrease in assets
Settlement receivable	533,333	—
Other current assets	(207,801)	—
Increase (decrease) in liabilities
Accounts payable	77,836	130,988
Accrued expenses	62,918	172,533

Net cash used in operating activities	(8,219,212)	(6,268,093)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	13,653,927	4,350,000
Proceeds from exercises of warrants and stock options	290,828	4,347,886

Net cash provided by financing activities	13,944,755	8,697,886

Net change in cash and cash equivalents	5,725,543	2,429,793
Cash and cash equivalents, at beginning of period	17,391,601	15,696,243

Cash and cash equivalents, at end of period	$23,117,144	$18,126,036

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the six months ended June 30, 2014, the Company reclassified $10,335,619 from warrant liability to equity due to the exercise of a portion of our warrants.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

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

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2015 and 2014, respectively, relate to 79,680,528 and 58,311,418 from warrants, and 9,545,214 and 13,718,334 from options.

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

During the three months ended June 30, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $63,000. During the three months ended June 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $140,250.

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

During the three months ended June 30, 2015, the Company issued 100,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $53,582. During the three months ended June 30, 2015, 1,161,790 warrants were forfeited. During the three months ended June 30, 2014, the Company issued 202,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $450,002. During the three months ended June 30, 2014, 315,000 warrants were forfeited. During the three months ended June 30, 2014, 1,594,082 warrants were exercised on a cashless basis resulting in 915,467 common shares being issued. During the three months ended June 30, 2014, 372,000 warrants were exercised for $372,000 resulting in 372,000 common shares issued.

As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $14,275. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $1,153,835. For the three months ended June 30, 2015 and 2014, there was a gain recognized from the revaluation of the warrant liability of $45,568 and $186,262, respectively.

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $79,751. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $211,422. During the three months ended March 31, 2015, the remaining warrants included in the warrant liability were forfeited. There were no outstanding 2010 warrants at March 31, 2015 and therefore there is no gain or loss for the three months ended June 30, 2015. For the three months ended June 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $3,285,793.

(e) In February 2013, the Company issued Series A 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. There were no outstanding 2013 warrants at December 31, 2014 and therefore there is no gain or loss for the three months ended March 31, 2015 or the three months ended June 30, 2015. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $921,776. For the three months ended June 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $42,970.

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

(g) During the three months ended March 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $776,000. The Company received subscriptions, in the aggregate, for 776,000 shares of common stock and five year warrants to purchase 388,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $100,880 and issued five year fully vested warrants to purchase 77,600 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc. During the three months ended June 30, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,011,100. The Company received subscriptions, in the aggregate, for 1,011,100 shares of common stock and five year warrants to purchase 505,550 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $131,443 and issued five year fully vested warrants to purchase 101,110 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

(h) On June 24, 2015, the Company completed a public offering of common stock and warrants for gross proceeds of $13,151,250 (the “Offering”). The Offering consisted of 17,500,000 shares of common stock and warrants to purchase 17,500,000 shares of common stock with a public offering price of $0.75 for a fixed combination of one share of common stock and a warrant to purchase one share of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the Offering. The warrants have an exercise price of $0.85 per share. At the closing, the underwriters exercised their over-allotment option with respect to warrants to purchase up to an additional 2,625,000 shares of common stock at $0.01 per warrant. The warrants issued in the Offering began trading on the NYSE MKT on June 22, 2015, under the ticker symbol “PVCTWS.” As of June 30, 2015, 20,125,000 tradable warrants are outstanding. The Company plans to use the proceeds of the Offering for clinical development, working capital and general corporate purposes. Maxim Group LLC acted as sole book-running manager for the Offering. In connection with the Offering, the Company paid $1,052,100 to Maxim Group LLC.

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

Two employees and a former non-employee member of the board of the Company each forfeited 25,000 stock options on May 19, 2015 for a total of 75,000 options. Two employees of the Company each forfeited 300,000 stock options on May 25, 2015 for a total of 600,000 options. One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. Another employee of the Company exercised 100,000 options at an exercise price of $1.25 per share of common stock for $125,000 during the three months ended June 30, 2014. A former non-employee member of the board exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. One employee of the Company forfeited 25,000 stock options on May 27, 2014.

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

June 30, 2015
2011 Warrants:
Weighted average term	0.5 years
Probability the warrant exercise price would be reset	5%
Volatility	59.47%
Risk free interest rate	0.11%

At June 30, 2015, there are no remaining 2013 and 2010 warrants and, therefore, no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at June 30, 2015	$6,966	$—	$—	$6,966
Warrant liability at December 31, 2014	$146,560	$—	$—	$146,560

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2015 to June 30, 2015 follows:

Balance at January 1, 2015	$146,560
Issuance of warrants	—
Net gain included in earnings from the revaluation	(139,594)
Exercise of warrants	—

Balance at June 30, 2015	$6,966

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

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $533,333 was repaid by the Executives as of June 30, 2015. The cash settlement amounts will continue to be repaid to the Company over a period of five years with the first payment due in total by October 2015 and the final payment is expected to be received by October 3, 2019.

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

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus must reply to the Response no later than August 19, 2015.

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

Donato Shareholder Derivative Lawsuit

On June 24, 2015, Sean Donato, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan. E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Donato Shareholder Derivative Lawsuit”). Other than the difference in the named plaintiff, the Donato Shareholder Derivative Lawsuit is virtually identical to the other pending derivative lawsuits. All of these cases assert claims against the Defendants for breach of fiduciary duties based on the Company’s purportedly misleading statements about the likelihood that PV-10 would be approved by the FDA. We are not in a position at this time to give you an evaluation of the likelihood of an unfavorable outcome, or an estimate of the amount or range of potential loss to the Company.

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

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our ethical pharmaceutical products and continued execution of research programs for new and existing research initiatives.

Our current plans include continuing to operate with our four employees during the immediate future, as well as four primary consultants and various vendor relationships totaling 60 full-time equivalents, and anticipate adding additional personnel if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials as necessary and appropriate, including rapid recruitment for our phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma as well as other randomized studies of PV-10 and PH-10 in solid tumors and inflammatory dermatoses, respectively.

We believe that our prescription drug candidates PV-10 and PH-10 provide us with two therapeutic products in multiple indications, which have been shown in clinical trials to be promising to treat serious cancers and diseases of the skin, respectively. Both investigational drugs are first-in-class within the halogenated xanthene class of compounds that our intellectual property protects. Also, important immunologic data with PV-10 has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida and University of Illinois - Chicago. We continue to develop clinical trials for these products to demonstrate their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which we hope will result in one or more license transactions with pharmaceutical and/or biotech partners. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing stockholder value this year and beyond.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and June 30, 2014

Revenues

We had no revenue during the three and six months ended June 30, 2015 and 2014.

Research and Development

Research and development costs of $2,056,843 for the three months ended June 30, 2015 included payroll of $408,440, consulting and contract labor of $1,086,196, legal of $177,686, insurance of $30,833, lab supplies and pharmaceutical preparations of $328,408, rent and utilities of $22,091, and depreciation expense of $3,189. Research and development costs of $1,025,535 for the three months ended June 30, 2014 included payroll of $260,901, consulting and contract labor of $501,191, legal of $113,758, insurance of $0, lab supplies and pharmaceutical preparations of $126,094, rent and utilities of $21,875, and depreciation expense of $1,716. The overall increase in research and development costs is due primarily to an increase of approximately $585,000 in consulting and contract labor as well as approximately $202,000 in lab supplies and pharmaceutical preparations due to the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015.

Research and development costs of $4,337,549 for the six months ended June 30, 2015 included payroll of $829,349, consulting and contract labor of $2,603,845, legal of $210,959, insurance of $66,834, lab supplies and pharmaceutical preparations of $578,804, rent and utilities of $41,380, and depreciation expense of $6,378. Research and development costs of $2,183,418 for the six months ended June 30, 2014 included payroll of $753,159, consulting and contract labor of $735,449, legal of $140,229, insurance of $54,803, lab supplies and pharmaceutical preparations of $452,504, rent and utilities of $43,842, and depreciation expense of $3,432. The overall increase in research and development costs is due primarily to an increase of approximately $1.9 million in consulting and contract labor due to the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015.

General and Administrative

General and administrative expenses decreased by $599,528 in the three months ended June 30, 2015 to $2,367,041 from $2,966,569 for the three months ended June 30, 2014. General and administrative expenses were very similar for both periods; however, approximately $600,000 in decreased expense is due to lower stock prices during the three months ended June 30, 2015 versus the three months ended June 30, 2014. This resulted in lower noncash share-based expenses related to stock and warrants issued for services, in addition to the substantial reduction in the number of warrants issued for services.

General and administrative expenses decreased by $1,483,487 in the six months ended June 30, 2015 to $4,539,026 from $6,022,513 for the six months ended June 30, 2014. General and administrative expenses were very similar for both periods; however, approximately $1.5 million in decreased expense is due to lower stock prices during the six months ended June 30, 2015 versus the six months ended June 30, 2014. This resulted in lower noncash share-based expenses related to stock and warrants issued for services, in addition to the substantial reduction in the number of warrants issued for services.

Investment Income

Investment income was insignificant in both the three and six months ended June 30, 2015 and 2014.

Gain/Loss on change in fair value of warrant liability

The change in fair value of warrant liability decreased by $3,469,457 in the three months ended June 30, 2015 to a gain of $45,568 from a gain of $3,515,025 for the three months ended June 30, 2014. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements.

The change in fair value of warrant liability decreased by $1,088,398 in the six months ended June 30, 2015 to a gain of $139,594 from a gain of $1,227,992 for the six months ended June 30, 2014. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $23,117,144 at June 30, 2015, compared with $17,391,601 at December 31, 2014. The increase of approximately $5.7 million was due primarily to the $13.7 million in cash we received from the sale of our common stock and $0.3 million in cash received from warrant and stock option exercises in the six months ended June 30, 2015 offset by $8.2 million in cash used to fund our operating activities for the six months ended June 30, 2015. The sale of common stock was completed because we are seeking to strengthen our financial condition while we seek to minimize dilution to our existing stockholders, where practicable, by limiting the issuance of our equity securities for the remainder of the year.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at June 30, 2015, in addition to the cash we expect to receive subsequent to the six months ended June 30, 2015 from the repayment of bonuses pursuant to the settlement of the Kleba Shareholder Derivative Lawsuit (see Part II, Item 1, Legal Proceedings below), will be sufficient to meet our current and planned operating needs well into 2017 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities. Additionally, we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to an additional $10,000,000 of our common stock per an existing agreement with the Investor. In addition, on April 30, 2014, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

Therefore, our ability to continue as a going concern is reasonably assured due to our cash and cash equivalents on hand at June 30, 2015. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not anticipate needing to raise additional capital to further develop PV-10 on our own to treat locally advanced cutaneous melanoma, cancers of the liver, metastatic melanoma utilizing a combination strategy with PV-10 and agents described in our patent allowance with Pfizer, recurrent breast cancer, bladder cancer, lung cancer, pancreatic cancer, and other indications because we plan to strategically monetize PV-10 through appropriate regional license transactions, license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries, although there can be no assurance that we will enter into any such transactions.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We believe our efforts to obtain regulatory clarity will be helpful to facilitate transactions with potential partners. Additionally, we expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we have adequate funds to operate without a further injection of capital well into 2017. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data and potentially complete data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, combination data with PV-10 and systemic immunomodulatory agents in particular, and clinical mechanism of action data for both PV-10 and PH-10.

We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we are discussing transactions with potential partners in China, India, Brazil and Russia.

We recently announced a Letter of Intent (the “LOI”) with Boehringer Ingelheim (China) Investment Co. Ltd. (“Boehringer”). The purpose of the LOI is to lay a foundation for the two parties to collaborate in bringing PV-10 to market in mainland China, Hong Kong and Taiwan.

We also recently announced discussions continuing with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd.
(“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. The discussions are based on the frame of reference established in the original Memorandum of Understanding (MOU) signed last year and extended since the passing of the original deadline. The original MOU was signed in August 2014, and, since then, the parties have sought to enter into a definitive licensing agreement, subject to additional negotiation, due diligence, and any required regulatory and corporate approvals.

We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as systemic immunomodulatory agents, immune checkpoint inhibitors or systemic immunotherapies. Our recently announced joint patent allowance with Pfizer supports these efforts from an intellectual property protection perspective.

If and when we obtain an MOU, definitive agreement or similar indication of interest from a potential partner, we will issue a press release and file a Current Report on Form 8-K with the Securities and Exchange Commission to notify the market. Furthermore, the strategy of the Company for the benefit of stockholders is a series of partnerships followed by an acquisition of the Company along the lines of Celgene-Abraxis, although there can be no assurance that such partnerships or acquisition will occur. An interim transaction could be a co-development deal like Roche-NewLink, Bristol-Celldex or AstraZeneca-Incyte. The Company is not in discussions regarding the sale of its business, and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

We have signed multiple advisory agreements with accomplished individuals and organizations to help identify partners, including collaborators, distribution and joint venture partners, and licensees for PV-10 in China, Brazil and Latin America in general, India, Russia, European Union (EU), Japan and North America. These agreements are intended to enhance our reach into key markets and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India, Russia and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year, and now also in Brazil, Europe and elsewhere. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business, and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

However, we cannot assure you that we will be successful in licensing either PV-10 or PH-10, entering into any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2017 and beyond, even though we do not anticipate needing additional capital to develop PV-10 on our own to treat locally advanced cutaneous melanoma. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of June 30, 2015, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See notes 4 and 6 of the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $533,333 was repaid by the Executives as of June 30, 2015. The cash settlement amounts will continue to be repaid to the Company over a period of five years with the first payment due in total by October 2015 and the final payment is expected to be received by October 3, 2019.

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

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus must reply to the Response no later than August 19, 2015.

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

Donato Shareholder Derivative Lawsuit

On June 24, 2015, Sean Donato, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan. E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Donato Shareholder Derivative Lawsuit”). Other than the difference in the named plaintiff, the Donato Shareholder Derivative Lawsuit is virtually identical to the other pending derivative lawsuits. All of these cases assert claims against the Defendants for breach of fiduciary duties based on the Company’s purportedly misleading statements about the likelihood that PV-10 would be approved by the FDA. We are not in a position at this time to give you an evaluation of the likelihood of an unfavorable outcome, or an estimate of the amount or range of potential loss to the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, the Company issued 3,000 warrants to consultants in exchange for services. During the three months ended June 30, 2015, the Company issued 100,000 warrants to consultants in exchange for services. The Company intends to use any net proceeds from the exercises of these warrants for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

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

During the three months ended June 30, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,011,100. The Company accepted subscriptions, in the aggregate, for 1,011,100 shares of common stock and five year warrants to purchase 505,550 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $131,443 and issued five year fully vested warrants to purchase 101,110 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015)

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015)

10.1	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2015)

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 6, 2015	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015)

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015)

10.1	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2015)

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.