Form 10-Q
period 2015-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2015-11-05
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of September 30, 2015, was 204,637,136.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with the fully enrolled phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary to complete (versus interim data alone);

•	our determination whether to license PV-10, our investigational drug product for melanoma and other solid tumors such as cancers of the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as cancers of the liver;

•	our ability to license PH-10, our investigational drug product for dermatology, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash and cash equivalents	$18,883,662	$17,391,601
Short-term receivable - settlement	—	733,333
Other current assets	1,065,956	978,000

Total Current Assets	19,949,618	19,102,934
Equipment and furnishings, less accumulated depreciation of $447,532 and $437,863, respectively	88,641	92,171
Patents, net of amortization of $8,635,077 and $8,131,737, respectively	3,080,368	3,583,708
Long-term receivable - settlement, net of discount	3,458,450	3,378,345
Other assets	27,000	27,000

	$26,604,077	$26,184,158

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$972,693	$440,702
Accrued consulting expense	227,582	91,282
Accrued compensation	572,436	—
Other accrued expenses	292,356	315,738
Warrant liability	9,573	—

Total Current Liabilities	2,074,640	847,722
Long-Term Liability
Warrant liability	—	146,560

Total Liabilities	2,074,640	994,282

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock; par value $.001 per share; 300,000,000 authorized; 204,637,136 and 184,796,275 shares issued and outstanding, respectively	204,637	184,796
Paid-in capital	195,468,719	181,298,890
Accumulated deficit	(171,143,919)	(156,293,810)

Total Stockholders’ Equity	24,529,437	25,189,876

	$26,604,077	$26,184,158

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating expenses
Research and development	$2,696,551	$1,358,102	$7,034,100	$3,541,520
General and administrative	2,914,375	2,299,799	7,453,401	8,322,312
Amortization	167,780	167,780	503,340	503,340

Total operating loss	(5,778,706)	(3,825,681)	(14,990,841)	(12,367,172)
Investment income	1,260	1,410	3,745	4,226
(Loss) gain on change in fair value of warrant liability	(2,607)	75,724	136,987	1,303,716

Net loss	$(5,780,053)	$(3,748,547)	$(14,850,109)	$(11,059,230)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.08)	$(0.06)

Weighted average number of common shares outstanding — basic and diluted	204,610,080	179,088,989	192,604,128	173,729,010

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid in capital	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, at December 31, 2014	184,796,275	$184,796	$181,298,890	$(156,293,810)	$25,189,876
Issuance of stock for services	228,877	229	165,210	—	165,439
Issuance of warrants for services	—	—	79,476	—	79,476
Cash proceeds from exercise of warrants and stock options	324,884	325	290,503	—	290,828
Issuance of common stock and warrants pursuant to Regulation D	1,787,100	1,787	1,552,990	—	1,554,777
Issuance of common stock and warrants pursuant to underwritten registered public offering	17,500,000	17,500	12,081,650	—	12,099,150
Net loss for the nine months ended September 30, 2015	—	—	—	(14,850,109)	(14,850,109)

Balance, at September 30, 2015	204,637,136	$204,637	$195,468,719	$(171,143,919)	$24,529,437

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows From Operating Activities
Net loss	$(14,850,109)	$(11,059,230)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,669	5,148
Amortization of patents	503,340	503,340
Compensation through issuance of stock options	—	115,645
Issuance of stock for services	165,439	346,250
Issuance of warrants for services	79,476	1,354,508
Gain on change in fair value of warrant liability	(136,987)	(1,303,716)
(Increase) decrease in assets
Settlement receivable	653,228	—
Other current assets	(87,956)	—
Increase in liabilities
Accounts payable	531,991	129,331
Accrued expenses	685,354	238,784

Net cash used in operating activities	(12,446,555)	(9,669,940)

Cash Flows From Investing Activities
Capital expenditures	(6,139)	(70,590)

Net cash provided by investing activities	(6,139)	(70,590)

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	13,653,927	7,470,081
Proceeds from exercises of warrants and stock options	290,828	4,347,886

Net cash provided by financing activities	13,944,755	11,817,967

Net change in cash and cash equivalents	$1,492,061	$2,077,437
Cash and cash equivalents, at beginning of period	17,391,601	15,696,243

Cash and cash equivalents, at end of period	$18,883,662	$17,773,680

Supplemental Disclosure of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2014, the Company has reclassified $10,335,619 from warrant liability to equity due to the exercise of a portion of our outstanding warrants into shares of common stock.

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

2. Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation, is a biopharmaceutical company whose planned principal operations is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. To date, the Company has no revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s investigational drugs, or sell or license the Company’s OTC products or non-core technologies.

3. Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at September 30, 2015 and 2014, respectively, relate to 78,607,893 and 60,240,698 from warrants, and 9,545,214 and 13,868,334 from options.

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

During the three months ended September 30, 2015, the Company issued 78,877 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $38,439. During the three months ended September 30, 2014, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $68,500.

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

During the three months ended September 30, 2015, the Company issued 79,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $24,262. During the three months ended September 30, 2015, 1,152,135 warrants were forfeited. During the three months ended September 30, 2014, the Company issued 6,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $4,189. During the three months ended September 30, 2014, 228,500 warrants were forfeited.

As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model.

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $14,275. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $1,153,835. For the three months ended June 30, 2015 and 2014, there was a gain recognized from the revaluation of the warrant liability of $45,568 and $186,262, respectively. For the three months ended September 30, 2015 and 2014, there was a loss recognized from the revaluation of the warrant liability of $2,607 and $16,734, respectively.

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. For the three months ended March 31, 2015, there was a gain recognized from the revaluation of the warrant liability of $79,751. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $211,422. During the three months ended March 31, 2015, the remaining warrants included in the warrant liability were forfeited. There were no outstanding 2010 warrants at March 31, 2015 and therefore there is no gain or loss for the three months ended June 30, 2015 or the three months ended September 30, 2015. For the three months ended June 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $3,285,793. For the three months ended September 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $92,458.

(e) In February 2013, the Company issued Series A 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the preferred stock were first allocated to the fair value of the warrants with the remainder allocated to the preferred stock. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a beneficial conversion amount was recorded upon issuance. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. There were no outstanding 2013 warrants at December 31, 2014 and therefore there is no gain or loss for the three months ended March 31, 2015, the three months ended June 30, 2015, or the three months ended September 30, 2015. For the three months ended March 31, 2014, there was a loss recognized from the revaluation of the warrant liability of $921,776. For the three months ended June 30, 2014, there was a gain recognized from the revaluation of the warrant liability of $42,970. There were no outstanding 2013 warrants at June 30, 2014 and therefore there was no gain or loss for the three months ended September 30, 2014.

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

(h) On June 24, 2015, the Company completed a public offering of common stock and warrants for gross proceeds of $13,151,250 (the “Offering”). The Offering consisted of 17,500,000 shares of common stock and warrants to purchase 17,500,000 shares of common stock with a public offering price of $0.75 for a fixed combination of one share of common stock and a warrant to purchase one share of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the Offering. The warrants have an exercise price of $0.85 per share. At the closing, the underwriters exercised their over-allotment option with respect to warrants to purchase up to an additional 2,625,000 shares of common stock at $0.01 per warrant. The warrants issued in the Offering began trading on the NYSE MKT on June 22, 2015, under the ticker symbol “PVCTWS.” The Company plans to use the proceeds of the Offering for clinical development, working capital and general corporate purposes. Maxim Group LLC acted as sole book-running manager for the Offering. In connection with the Offering, the Company paid $1,052,100 to Maxim Group LLC. As of September 30, 2015, 20,125,000 tradable warrants are outstanding.

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

September 30, 2015
2011 Warrants:
Weighted average term	0.3 years
Probability the warrant exercise price would be reset	5%
Volatility	83.83%
Risk free interest rate	0.01%

At September 30, 2015 there are no remaining 2013 and 2010 warrants and, therefore, no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at September 30, 2015	$9,573	$—	$—	$9,573
Warrant liability at December 31, 2014	$146,560	$—	$—	$146,560

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2015 to September 30, 2015 follows:

Balance at January 1, 2015	$146,560
Issuance of warrants	—
Change in fair value of warrants included in earnings	(136,987)
Exercise of warrants	—

Balance at September 30, 2015	$9,573

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and is still recorded as other current assets at September 30, 2015 and December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $733,333 was repaid by the Executives as of September 30, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $80,105 of the settlement discount was amortized as of September 30, 2015. The remaining balance due the Company as of September 30, 2015 is $3,746,667 with a present value discount remaining of $288,217.

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

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus replied to the Response on September 18, 2015.

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015, and discussions are continuing.

If the mediation is unsuccessful at resolving the Securities Litigation, the Company intends to defend vigorously against all claims in the Consolidated Complaint. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of the Class Action Case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of the Class Action Case cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado Shareholder Derivative Lawsuit pending a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

As in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Lawsuit

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

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

8. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements. On October 1, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 300,000,000 to 400,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, “Cautionary Note Regarding Forward-Looking Statements” preceding the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

We had no revenue during the three and nine months ended September 30, 2015 and 2014.

Research and Development

Research and development costs of $2,696,551 for the three months ended September 30, 2015 included payroll of $542,851, consulting and contract labor of $1,538,362, legal of $11,664, insurance of $60,598, lab supplies and pharmaceutical preparations of $517,529, rent and utilities of $22,256, and depreciation expense of $3,291. Research and development costs of $1,358,102 for the three months ended September 30, 2014 included payroll of $272,088, consulting and contract labor of $721,878, legal of $145,342, insurance of $57,099, lab supplies and pharmaceutical preparations of $138,066, rent and utilities of $21,913, and depreciation expense of $1,716. The overall increase in research and development costs is due primarily to an increase of approximately $820,000 in consulting and contract labor as well as approximately $400,000 in lab supplies and pharmaceutical preparations due to the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015, as well as the phase 1b/2 study of PV-10 in combination with pembrolizimab which commenced in the quarter ended September 30, 2015, and is also due to approximately $523,000 in increased payroll expense.

Research and development costs of $7,034,100 for the nine months ended September 30, 2015 included payroll of $1,372,200, consulting and contract labor of $4,142,207, legal of $222,623, insurance of $127,432, lab supplies and pharmaceutical preparations of $1,096,333, rent and utilities of $63,636, and depreciation expense of $9,669. Research and development costs of $3,541,520 for the nine months ended September 30, 2014 included payroll of $1,025,247, consulting and contract labor of $1,457,327, legal of $285,571, insurance of $111,902, lab supplies and pharmaceutical preparations of $590,570, rent and utilities of $65,755, and depreciation expense of $5,148. The overall increase in research and development costs is due primarily to an increase of approximately $2.7 million in consulting and contract labor as well as approximately $500,000 in lab supplies and pharmaceutical preparations due to the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015, as well as the phase 1b/2 study of PV-10 in combination with pembrolizimab which commenced in the quarter ended September 30, 2015, and is also due to approximately $523,000 in increased payroll expense.

General and Administrative

General and administrative expenses increased by $614,576 in the three months ended September 30, 2015 to $2,914,375 from $2,299,799 for the three months ended September 30, 2014. General and administrative expenses were very similar for both periods; however, approximately $200,000 in increased expense is due to additional administrative consulting and conference expense, approximately $174,000 in increased payroll expense, approximately $150,000 in increased expense is due to additional travel related expenses, and approximately $100,000 in increased expense is due to additional corporate legal expense in the three months ended September 30, 2015 versus the three months ended September 30, 2014.

General and administrative expenses decreased by $868,911 in the nine months ended September 30, 2015 to $7,453,401 from $8,322,312 for the nine months ended September 30, 2014. General and administrative expenses were very similar for both periods; however, approximately $1.5 million in decreased expense is due to lower stock prices during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014. This resulted in lower noncash share-based expenses related to stock and warrants issued for services, in addition to the substantial reduction in the number of warrants issued for services. This was offset by approximately $500,000 in increased expense due to additional travel related expenses and approximately $174,000 in increased payroll expense during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Investment Income

Investment income was insignificant in both the three and nine months ended September 30, 2015 and 2014.

Gain/Loss on change in fair value of warrant liability

The change in fair value of warrant liability decreased by $78,331 in the three months ended September 30, 2015 to a loss of $2,607 from a gain of $75,724 for the three months ended September 30, 2014. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements.

The change in fair value of warrant liability decreased by $1,166,729 in the nine months ended September 30, 2015 to a gain of $136,987 from a gain of $1,303,716 for the nine months ended September 30, 2014. This activity results from accounting for the warrant liability described in Footnotes 4(c), 4(d) and 4(e) to the financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $18,883,662 at September 30, 2015, compared with $17,391,601 at December 31, 2014. The increase of approximately $1.5 million was due primarily to the $13.6 million in cash we received from the sale of our common stock and warrants and $300,000 in cash received from warrant and stock option exercises in the nine months ended September 30, 2015 offset by $12.4 million in cash used to fund our operating activities for the nine months ended September 30, 2015. We completed the sale and issuance of common stock and warrants because we are seeking to strengthen our financial condition while we seek to minimize dilution to our existing stockholders, where practicable.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at September 30, 2015 will be sufficient to meet our current and planned operating needs into 2017 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities. Additionally, we may, in our sole discretion, direct Alpha Capital Anstalt (“Investor”) to purchase up to an additional $10,000,000 of our common stock per an existing agreement with the Investor. In addition, on April 30, 2014, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

Therefore, our ability to continue as a going concern is reasonably assured due to our cash and cash equivalents on hand at September 30, 2015. Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not anticipate needing to raise additional capital to further develop PV-10 on our own to treat locally advanced cutaneous melanoma, cancers of the liver, metastatic melanoma utilizing a combination strategy with PV-10 and agents described in our patent allowance, which is jointly owned by Pfizer, recurrent breast cancer, bladder cancer, lung cancer, pancreatic cancer, and other indications because we plan to strategically monetize PV-10 through appropriate regional license transactions, license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries, although there can be no assurance that we will enter into any such transactions.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We believe our efforts to obtain regulatory clarity will be helpful to facilitate transactions with potential partners. Additionally, we expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we have adequate funds to operate without a further injection of capital into 2017. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data and potentially complete data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, combination data with PV-10 and systemic immunomodulatory agents in particular, and clinical mechanism of action data for both PV-10 and PH-10.

We have provided data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we are discussing transactions with potential partners in China, India, Brazil and in other geographies.

We also recently announced discussions continuing with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. The discussions are based on the frame of reference established in the original Memorandum of Understanding (“MOU”) signed last year and extended since the passing of the original deadline. The original MOU was signed in August 2014, and, since then, the parties have sought to enter into a definitive licensing agreement, subject to additional negotiation, due diligence, and any required regulatory and corporate approvals.

We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as systemic immunomodulatory agents, immune checkpoint inhibitors or systemic immunotherapies. Our recently announced joint patent issuance co-owned with Pfizer supports these efforts from an intellectual property protection perspective.

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

We have signed multiple advisory agreements with accomplished individuals and organizations to help identify partners, including collaborators, distribution and joint venture partners, and licensees for PV-10 in China, Brazil and Latin America in general, India, Russia, European Union (“EU”), Japan and North America. These agreements are intended to enhance our reach into key markets and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India, Russia and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year, and now also in Brazil, Europe and elsewhere. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business, and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

The primary financial objective of the Company is to strategically monetize the core value of PV-10 and PH-10 through the various transactions discussed elsewhere in this report. Ultimately, the Company wants to leverage value creation through the sale of the business or a merger that may include upfront cash, acquirer stock, and/or a contingency value right (“CVR”) as part of the total consideration. A CVR represents the right for its holder to receive certain defined payments upon the achievement of a specified milestone and would be designed to facilitate potential upside for the Company’s stockholders on a post-transaction basis. A CVR could trade on an exchange. The Company is not in discussions regarding the sale of its business and there can be no assurance, however, that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of September 30, 2015, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See notes 4 and 6 of the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and is still recorded as other current assets at September 30, 2015 and December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $733,333 was repaid by the Executives as of September 30, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $80,105 of the settlement discount was amortized as of September 30, 2015. The remaining balance due the Company as of September 30, 2015 is $3,746,667 with a present value discount remaining of $288,217.

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

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus replied to the Response on September 18, 2015.

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015, and discussions are continuing.

If the mediation is unsuccessful at resolving the Securities Litigation, the Company intends to defend vigorously against all claims in the Consolidated Complaint. However, in view of the inherent uncertainties of litigation and the early stage of this litigation, the outcome of the Class Action Case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated. No amounts have been recorded in the consolidated financial statements as the outcome of the Class Action Case cannot be predicted and the amount of any potential loss is not estimable at this time.

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

On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado Shareholder Derivative Lawsuit pending a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

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

On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On February 25, 2015, the parties submitted a proposed agreed order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits until the Court issues a ruling on the anticipated motion to dismiss the amended consolidated complaint to be filed in the Securities Litigation. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

As in the Hurtado Shareholder Derivative Lawsuit, no relief is sought against the Company itself; the action is against the Individual Defendants only.

Foley Shareholder Derivative Complaint

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by Provectus in the Class Action Case.

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

During the three months ended March 31, 2015, the Company issued 3,000 warrants to consultants in exchange for services. During the three months ended June 30, 2015, the Company issued 100,000 warrants to consultants in exchange for services. During the three months ended September 30, 2015, the Company issued 79,500 warrants to consultants in exchange for services. The Company intends to use any net proceeds from the exercises of these warrants for working capital, FDA trials, securing licensing partnerships, and general corporate purposes.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1**	Certificate of Incorporation, as amended.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 5, 2015	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1**	Certificate of Incorporation, as amended.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.