Form 10-K
period 2015-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2016-03-30
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was $105,469,044 (computed on the basis of $0.54 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 24, 2016 was 205,030,845.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on June 16, 2016.

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

The table below sets forth our two prescription drug candidates and our progress in developing those candidates for the indications shown:

Product Pipeline

Melanoma*

PV-10

•	Phase 3 study in progress: Opened recruitment in April 2015

•	Phase 1 and 2 studies completed, full reports submitted

•	Orphan drug status obtained in January 2007

Melanoma

PV-10 +

Pembrolizumab

•	Phase 1b/2 study initiated September 2015

Melanoma

(Method of Action)

PV-10

•	Phase 1 study to detect immune cell infiltration into melanomas treated with PV-10 has now finished recruiting

•	Data will be published

Cancers of the Liver

PV-10

•	Orphan drug status obtained in April 2011

•	Phase 1 patient accrual and treatment completed

•	Phase 1 protocol expansion (Sep 2012 into 2016)

•	Data communicated in 2015

•	Phase 1b/2 being planned for West and East SOC

Breast Cancer

PV-10

•	Phase 1 study completed

•	Further clinical development is being planned

Psoriasis

PH-10

•	Phase 2c randomized study completed and full report submitted to FDA

•	Toxicity study R&D for advanced studies 2012 to 2016

Psoriasis

(Mechanism of Action)

PH-10

•	Phase 2 mechanism of action study initiated in January 2015 by leading research facility

•	Phase 2 study recruitment began in Q1 2015

•	Phase 2 study recruitment completed in Q3 2015

Atopic Dermatitis

PH-10

•	Phase 2 study completed and full report submitted to FDA

•	Toxicity study R&D for advanced studies 2012 to 2016

*	In addition to clinical trials, patients enrolled in the Compassionate Use Program for PV-10 are also receiving PV-10 treatments.

Oncology (PV-10)

Reported by Global Cancer Facts & Figures, 3rd Edition, according to estimates from the International Agency for Research on Cancer (IARC), there were 14.1 million new cancer cases in 2012 worldwide, of which 8 million occurred in economically developing countries, which contain about 82% of the world’s population. These estimates do not include non-melanoma skin cancers, which are not tracked in cancer registries. The corresponding estimates for total cancer deaths in 2012 were 8.2 million (about 22,000 cancer deaths a day) – 2.9 million in economically developed countries, and 5.3 million in economically developing countries. By 2030, the global burden is expected to grow to 21.7 million new cancer cases and 13 million cancer deaths simply due to the growth and aging of the population. However, the estimated future cancer burden will probably be considerably larger due to the adoption of lifestyles that are known to increase cancer risk, such as smoking, poor diet, physical inactivity, and fewer pregnancies, in economically developing countries. Cancers related to these factors, such as lung, breast, and colorectal cancers, are already on the rise in economically transitioning countries. In economically developed countries, the three most commonly diagnosed cancers were prostate, lung, and colorectal among males, and breast, colorectal, and lung among females. In economically developing countries, the three most commonly diagnosed cancers were lung, liver, and stomach in males, and breast, cervix uteri, and lung in females. In both economically developed and developing countries, the three most common cancer sites were also the three leading causes of cancer death. Rates of cancers common in Western countries will continue to rise in developing countries if preventive measures are not widely applied. The most common types of cancer also vary by geographic area. For example, among women breast cancer was the most common cancer in 19 out of the 21 world areas, while cervical cancer was the most common in the remaining two areas. Further variations are observed by examining individual countries. In 2012, the most common cancer site among males in most economically developed countries was prostate, with the exception of certain countries of Southern and Eastern Europe (lung cancer), Slovakia (colorectal cancer), and Japan (stomach cancer). Lung and stomach cancer were the top cancer sites in Asia. The greatest variation among males was in Africa, where the most common cancer was prostate, liver, Kaposi sarcoma, lung, non-Hodgkin lymphoma, colorectal, leukemia, esophagus, or stomach. Among females, the most common cancer sites were either breast or cervical cancer, with the exceptions of China and North Korea (lung), South Korea (thyroid), and Mongolia and Laos (liver).

We believe our prescription drug candidate PV-10, a novel investigational drug, may afford competitive advantage compared to currently available options for the treatment of certain types of cancer; particularly solid tumors. Additional geographic variations exist as well. In short, we believe PV-10 is appropriate to treat any solid tumor anywhere. We are developing PV-10, a sterile injectable form of rose bengal disodium (Rose Bengal), for direct injection into tumors. It is an ablative immunotherapy or immuno-chemoablative agent that when injected intralesionally is tantamount to an “in situ” vaccination following acute and durable necrosis of diseased tissue. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We have conducted phase 1 and phase 2 studies of PV-10 for the treatment of recurrent and metastatic melanoma, and phase 1 studies of PV-10 for the treatment of liver and breast cancers, each of which are described in more detail below. Furthermore, in 2015, we commenced a phase 3 study of PV-10 to treat locally advanced cutaneous melanoma as well as a phase 1b/2 study that combines PV-10 and pembrolizumab, both of which are described in more detail below.

Recurrent or Locally Advanced Cutaneous Melanoma and Widely Metastatic [Melanoma] Disease

According to Global Cancer Facts & Figures, 3rd Edition, estimated new cases for men in developed countries totaled 99,400 in 2012, and 91,700 for women. Estimated deaths continue to increase as well. PV-10 is potentially applicable for treating all stage III and IV patients, either as a neoadjuvant therapy, monotherapy, or in combination with a systemic agent for late stage patients in particular.

Our Phase 3 clinical trial of intralesional PV-10 as a melanoma treatment is progressing as we expected. We are actively recruiting and treating patients in centers in the U.S. Other sites are now also listed on clinicaltrials.gov and more will be added. We expect to have other sites for the U.S., Australia and elsewhere joining the study soon. We are seeking 225 patients for this study. The primary outcome measure is progression-free survival, PFS, to be assessed every 12 weeks up to 18 months. The secondary outcome measures include complete response rate, CRR, and its duration to be set every 12 weeks up to 18 months and overall survival to be assessed every 12 weeks up to 18 months. Unlike our Phase 2 study, which was a single arm study, the Phase 3 is a randomized trial. And we hope to further demonstrate conclusively that PV-10 is both safe and effective and is statistically superior to the control systemic chemotherapy.

Our estimated primary completion date is September 2017, and an estimated study completion date of October 2017. When 50 percent of the events required for the primary endpoint have occurred, the Independent Data Monitoring Committee will report an interim assessment of efficacy and safety. So, meaningful clinical data could come as early as the middle of this year, which is halfway through the study, as documented on clinicaltrials.gov.

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

As mentioned before, we are also engaged in studying the use of PV-10 as part of a combination therapy for melanoma for Stage 4 patients. Scientifically, combination therapy in cancer treatment is a rapidly maturing area, where a rational combination of agents is replacing the empirical approaches of the past. In this specific instance, we have completed development of the protocol for Phase 1b-2 testing of PV-10 in combination with Merck’s Keytruda in patients with Stage 4 melanoma. And we are actively recruiting and treating patients. Keytruda is an immune checkpoint inhibitor approved for treatment of patients with advanced or unresectable melanoma. The PV-10 mechanism of action study’s preliminary clinical findings reported initially and then further updated by Moffitt Cancer Center showed that the immunologic effect of tumor ablation with PV-10 may be complementary to immune checkpoint inhibition. Companion preclinical testing of PV-10 in murine models of melanoma also reported that the therapeutic effects of PV-10 in immune checkpoint inhibition are increased when the two are used in combination. Put simply, they may work better together, especially for late stage patients. And this Phase 1b-2 study will help us prepare for potential marketing of PV-10 as part of a combination therapy with Keytruda. When we announced the joint patent co-owned with Pfizer in August 2015, it specifically covered the use of PV-10 to treat melanoma and liver cancers in combination with systemic inhibitors of immune system down regulation, such as anti-CTLA-4, PD-1 and PD-L1 antibodies, along with enhancers of immune system up regulation, such as IL-2 and interferon-gamma. In other words, the Keytruda work we have begun is patent protected.

PV-10 represents both a unique opportunity and an incredible responsibility because the type of agent has the potential to change the way cancer is treated around the world. PV-10 is a small molecule designed to be injected directly into tumors, thereby focusing its effect on disease tissue, while limiting exposure in healthy tissue. We believe that this focused effective tumors has the potential to educate the immune system to find other cancer cells with the same characteristics, thereby potentially having an effect on metastases elsewhere in the body. The work previously reported by our collaborators at Moffitt Cancer Center in Tampa and at the University of Illinois in Chicago clearly indicate that this is taking place in laboratory models of multiple tumor types. Additional information on how this translates to patients was reported November 2015 by the Moffitt team at the Society of Immunotherapy of Cancer Annual Meeting in Washington. We expect information as well to be communicated throughout 2016.

We also report ongoing progress with our Compassionate Use Program for PV-10 for non-visceral cancers. With well over 140 patients enrolled in eight centers across the U.S. and Australia, the protocol enables subjects to undergo more frequent and extensive treatments of PV-10 over a longer period of time than was allowed under the protocol used for the phase 2 trials. Its dosage has been very helpful with planning for the phase 3 melanoma study as well as treating other types of cutaneous and subcutaneous cancers, and we are gratified we can provide PV-10 now for patients that request it who have no other available option.

We are continuing to assess how much additional work we should do by ourselves, and when to partner with a larger company to further co-develop PV-10, as well as potential paths to accelerated and expedited approval in the U.S. and abroad, including in China and India.

We strengthened our position in the Chinese market with our letter of intent with Boehringer Ingelheim (China) Investment Company Limited, signed July 2, 2015. We are benefiting from their 20 plus years of experience in China, and we are building a relationship with them that may help us in commercializing and marketing PV-10 in mainland China, Hong Kong and Taiwan, as we work with the appropriate regulatory bodies. We are committed to being successful in China, in particular, and Asia in general.

Discussions have continued on the basis of a memorandum of understanding signed last year with Sinopharm-China State Institute of Pharmaceutical Industry, CSIPI, the leader among all pharmaceutical research institutes in China and Sinopharm A-Think Pharmaceutical Company Limited, Sinopharm A-Think, the only injectable anti-tumor drug research and development manufacturer and distribution integrated platform within Sinopharm Group. While our working arrangement is more developed with Boehringer, management of Provectus and senior personnel and Sinopharm, CSIPI, and Sinopharm A-Think has held numerous conference calls, have met face-to-face in both China and the U.S., and Chinese scientists on staff at Sinopharm have discussed in person PV-10 and its clinical results with various lead investigators we work with globally. Some more formal relationship with them remains an option for us in China, and will endeavor to include Boehringer as well in any future developments and potential partnerships.

Efforts have been more active in Brazil as we work with potential partners there, and Latin America in general, as well as in India, as we continue our focus to enter into geographic license and our collaborations that allow us to generate meaningful clinical data more rapidly than otherwise.

We have signed agreements with two manufacturers to supply us with clinical-quality PV-10, and we now have sufficient quantities of PV-10 available to continue the phase 3 trial and our other PV-10 development activities. To assure smooth execution of the study we have lined up specialty contract research organizations (CROs) and other service providers with expertise in clinical operations and integrated data management. As is standard in our industry, this includes full-service, international CROs who will coordinate the global efforts of this team of specialists.

We have worked to establish an independent Clinical Trial Data Monitoring Committee (DMC). The FDA states “A clinical trial DMC is a group of individuals with pertinent expertise that reviews on a regular basis accumulating data from one or more ongoing clinical trials. The DMC advises the sponsor regarding the continuing safety of trial subjects and those yet to be recruited to the trial, as well as the continuing validity and scientific merit of the trial.” The DMC will ensure that our study provides patients with maximum possible safety while protecting the scientific validity and integrity of the data we gather.

Liver Cancer

According to Global Cancer Facts & Figures, 3rd Edition, liver cancer is the fifth most common cancer in men and the ninth in women. An estimated 782,500 new liver cancer cases occurred in the world during 2012, with China alone accounting for about 50% of the total. Rates are more than twice as high in men as in women. Liver cancer rates are the highest in Central America, West and Central Africa, and East and Southeast Asia (Figure 9). Most primary liver cancers occurring worldwide are hepatocellular carcinoma (HCC), which likely accounts for 70% to 90% of cases. One type of liver cancer (cholangiocarcinoma) that is rare in most parts of the world has high incidence rates in Thailand and other parts of Asia due to the high prevalence of liver fluke infection. Worldwide, liver cancer is the second leading cause of cancer death in men and the sixth leading cause among women, with about 745,500 deaths in 2012.

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

The current phase 1 study, initially designed solely to establish safety of percutaneous injection of PV-10 into liver tumors (that is, injection through the skin), is providing valuable data crucial for planning such phase 2 development. This trial is open to patients with hepatocellular carcinoma or other cancers metastatic to the liver who have at least one tumor that has either originated in or spread to the liver and are not candidates for surgery or transplant. All patients enrolled in this open-label study receive the same treatment: an interventional radiologist injects PV-10 percutaneously into a single liver tumor. Patients with multiple injectable tumors may later receive further PV-10 to their other tumors. We have received numerous inquiries about this study from researchers as well as patients and their doctors, and refer these to our investigators through the contact information available on the clinicaltrials.gov website. We plan to commence the phase 1b/2 liver study in early 2016. This study has potential for generating sufficient data to support expedited approval under one or more FDA programs.

In July 2015, data were presented at two conferences that show our progress to date on the treatment of hepatocellular carcinoma and cancers metastatic to the liver. We made a poster presentation at the ESMO 17th World Congress on Gastrointestinal Cancer (ESMO GI) in Barcelona at the beginning of July, and detailed data from our relevant Phase 1 study of PV-10. The main conclusion was that preliminary evidence of efficacy in treatment of cancers of the liver with PV-10 was observed. That same week, Dr. Sanjiv Agarwala presented the data in poster form at the 6th Asia-Pacific Primary Liver Cancer Expert Meeting, APPLE 2015, in Osaka, Japan. Both of these posters can be found on our website pvct.com. What these data show is that PV-10 affects cancers of the liver in much the same way it does melanoma. More work has to be done, but we believe that these results support rapidly development of PV-10 in a randomized Phase 2 study after dosing with standard of care is optimized. This is the Phase 1b/2 study we also refer to above.

Breast Cancer

According to Global Cancer Facts & Figures, 3rd Edition, breast cancer is the most frequently diagnosed cancer in women worldwide with nearly 1.7 million new cases diagnosed in 2012, accounting for 25% of all new cancer cases in women. A little more than half (53%) of these cases occurred in economically developing countries, which represents about 82% of the world population. An estimated 521,900 breast cancer deaths occurred in women in 2012. Breast cancer is the leading cause of cancer death among women in developing countries and the second leading cause of cancer death (following lung cancer) among women in developed countries. Asian countries, which represent 59% of the global population, have the largest burden of breast cancer, with 39% of new cases, 44% of deaths, and 37% of the world’s five-year survivors. Although Northern America (US and Canada) represents only 5% of the world population, it accounts for 15% of new cases, 9% of deaths, and 17% of survivors, reflecting the high incidence and survival rates in the region. In contrast, African countries (15% of world population) represent 8% of the total new cases, but 12% of breast cancer deaths because of poor survival due to late stage at diagnosis and limited treatment.

In 2005, we began a phase 1 study of PV-10 to assess the safety and tolerability of injections of PV-10 into recurrent breast carcinoma. We completed the phase 1 study in 2008. The primary outcome measure was systemic and locoregional adverse experience. The secondary outcome measures were (i) histopathologic response of PV-10 injected lesions and (ii) wound healing of PV-10 injected lesions.

The goals of the phase 1 clinical trial were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011 through 2015, and expect to do so in 2016. We are now in a position for a phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10. We are evaluating potential for further development of PV-10 to treat recurrent breast cancer based on the published data provided by Moffitt as well as interest to address this important indication.

Colon and Rectum Cancer

According to Global Cancer Facts & Figures, 3rd Edition Colon and Rectum, colorectal cancer is the third most common cancer in men and the second in women. Worldwide, an estimated 1.4 million cases of colorectal cancer occurred in 2012. The highest incidence rates were in Northern America, Australia, New Zealand, Europe, and South Korea. Rates were low in Africa and South Central Asia. About 693,900 deaths from colorectal cancer occurred in 2012 worldwide, accounting for 8% of all cancer deaths. The incidence of colorectal cancer is increasing in certain countries where risk was historically low (e.g., Japan).

The greatest increases are in Asia (Japan, Kuwait, and Israel) and Eastern Europe (Czech Republic, Slovakia, and Slovenia). In fact, incidence rates among males in the Czech Republic, Slovakia, and Japan have exceeded the peak rates observed in longstanding developed countries, such as the United States, Canada, and Australia, and continue to increase. In high-risk/high-income countries, trends over the past 20 years have either gradually increased (Finland and Norway), stabilized (France and Australia), or declined (United States) with time. The decrease in colorectal cancer incidence in the United States among those 50 years of age and older partially reflects the increase in detection and removal of precancerous lesions through screening. In contrast to the stabilizing rates observed in most Western and Northern European countries, relatively large increases have been observed in Spain, which may be related to the increasing prevalence of obesity in recent years in that country. The increase in several Asian and Eastern European countries may also reflect increased prevalence of risk factors for colorectal cancer associated with westernization such as unhealthy diet, obesity, and smoking. In contrast to incidence trends, decreasing colorectal cancer mortality rates have been observed in a large number of countries worldwide and are most likely due to colorectal cancer screening and/or improved treatments. However, increases in mortality rates are still occurring in countries that have more limited resources, including Brazil and Chile in South America and Romania and Russia in Eastern Europe.

On February 2, 2015, data discussing the immunologic effects of PV-10 on colon cancer cells were presented at the 11th Annual Academic Surgical Congress in Jacksonville, Florida. The abstract, titled “PV-10 Induces Potent Immunogenic Apoptosis in Colon Cancer Cells,” was presented by N. M. Kunda of the University of Illinois at Chicago, Division of Surgical Oncology, Department of Surgery, College of Medicine, Chicago, IL, USA. The research team is led by Dr. A.V. Maker, and co-authors in addition to Drs. Kunda and Maker are: J. Qin, G. Qiao also of UIC, Division of Surgical Oncology, Department of Surgery. The team of authors also includes B. Prabhakarof the University of Illinois at Chicago, Department of Microbiology & Immunology, College of Medicine, Chicago, IL, USA. Dr. Maker belongs to both Departments.

In the presentation, Dr. Kunda noted that in vitro testing of PV-10 on colon cancer (murine CT-26 cells) showed cytotoxicity consistent with immunogenic apoptosis. Further, he stated that the researchers observed cell arrest, apoptosis, autophagy and endoplasmic reticulum (ER) stress. He concluded that these results are consistent with immunologic cell death caused by PV-10.

The work reported in Dr. Kunda’s presentation further expands our understanding of the mechanism of action of PV-10 as an ablative immunotherapy for solid tumors, and parallels immunologic signaling noted upon ablation of melanoma with PV-10.

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

Additionally, we are considering a clinical study of PV-10 for each of multiple other solid tumor indications.

Dermatology (PH-10)

Our prescription drug candidate PH-10 is an aqueous hydrogel formulation of Rose Bengal for topical administration to the skin. It is a novel nonsteroidal anti-inflammatory agent that interacts with ambient and other light sources. We believe PH-10 is appropriate to treat all indications that are described as inflammatory dermatoses. We are developing PH-10 for the treatment of cutaneous skin disorders, specifically psoriasis and atopic dermatitis, and we believe that PH-10 may be successful in treating other skin diseases. We believe that PH-10 offers a superior treatment for psoriasis and atopic dermatitis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue.

We have been actively discussing licensing transactions with a number of potential out licensing partners for PH-10. We believe that our phase 2c trial of PH-10 for psoriasis will further solidify the commercial viability of PH-10 in these discussions. In August 2011, we completed follow-up of all phase 2c patients and communicated data of the study to both prospective partners as well as the public market in early 2012. In January 2015, we commenced a mechanism of action study of PH-10 to better characterize the unique immunologic signaling aspects along with PH-10 safety and efficacy. This study was completed in January 2016 and data will be reported when available this year.

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

Our phase 2 study of PH-10 for treatment of psoriasis was initiated in 2009 and completed in April 2010. There were 30 subjects treated in the completed phase 2 study, and an additional six subjects were treated in an earlier study that was terminated in favor of an increased dosing frequency. Consistent with the preliminary data that we announced in December 2009, 70% of the 30 subjects enrolled in the phase 2 clinical trial of PH-10 for psoriasis demonstrated improvement in their Psoriasis Severity Index (PSI) scores at the end of four weeks of daily treatment with PH-10. In addition, 86% of subjects reported no or only mild pruritus (itching) by week four of the trial, and no significant safety issues were noted. At the four-week interval substantial improvement was observed across all standard disease assessment scores.

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

On January 29, 2015, we announced that we have opened recruitment for our PH-10 mechanism study. PH-10 has already been testing phase 1 and 2 studies and a total of 226 patients. In this study, we are looking at possible changes in the immunologic, structural and hyperproliferative state of the skin in the target plaque and evidence of cellular atypia following PH-10 application. We will use this data to aid in further development of PH-10 with our objective to co-develop or license PH-10 with dermatological partner as we continue to prepare to advance PH-10 for approval as topical anti-inflammatory non-steroidal agent for treating psoriasis and other inflammatory dermatoses. According to clinicaltrials.gov, the estimated completion date of the study was January 2016 and data is now being compiled for communication to the FDA and the public.

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

Data from the subjects indicated that a substantial majority of subjects had improvement in the Eczema Area Severity Index (EASI) during four weeks of treatment. The treatments were generally well tolerated with no significant safety issues identified. At the four-week interval substantial improvement was observed across all standard disease assessment scores. We have also continued important toxicity study research and development in 2012 through 2015 and thus far in 2016 to prepare for continued development in this indication and to support a New Drug Approval filing.

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

Research and development costs totaling $10,708,569 for 2015 included payroll of $2,292,710, consulting and contract labor of $6,652,406, lab supplies and pharmaceutical preparations of $1,115,140, legal of $358,582, insurance of $189,358, rent and utilities of $87,208, and depreciation expense of $13,165. Research and development costs totaling $5,137,927 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation expense of $8,532. Research and development costs totaling $3,595,555 for 2013 included payroll of $1,459,057, consulting and contract labor of $1,317,472, lab supplies and pharmaceutical preparations of $310,160, legal of $262,720, insurance of $161,268, rent and utilities of $78,512, and depreciation expense of $6,366.

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

In addition to developing products ourselves, we are negotiating actively with a number of potential licensees for several of our intellectual properties, including patents and related technologies. To date, we have not yet entered into any licensing agreements; however, we anticipate consummating one or more such licenses in the future.

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

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date

5,829,448	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	November 3, 1998	October 30, 2016

5,832,931	Method for improved selectivity in photo-activation and detection of diagnostic agents; see discussion under Medical Devices in Description of Business	November 10, 1998	October 30, 2016

5,998,597	Method for improved selectivity in activation of molecular agents; see discussion under Medical Devices in Description of Business	December 7, 1999	October 30, 2016

6,042,603	Method for improved selectivity in photo-activation of molecular agents; see discussion under Medical Devices in Description of Business	March 28, 2000	October 30, 2016

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	February 27, 2019

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	November 2, 2018

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,519,076	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 11, 2003	October 30, 2016

6,525,862	Methods and apparatus for optical imaging; see discussion under Medical Devices in Description of Business	February 25, 2003	October 30, 2016

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	August 3, 2019

U.S. Patent No	Title and Cross Reference	Issue Date	Expiration Date

6,991,776	Improved intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	August 24, 2019

7,036,516	Treatment of pigmented tissues using optical energy; see discussion under Medical Devices in Description of Business	May 2, 2006	October 30, 2016

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	November 2, 2018

7,346,387	Improved Selectivity in Photo-Activation and Detection of Molecular Diagnostic Agents; see discussion under Medical Devices in Description of Business	March 18, 2008	October 30, 2016

7,353,829	Improved Methods and Apparatus For Multi-Photon Photo-Activation of Therapeutic Agents; see discussion under Medical Devices in Description of Business	April 8, 2008	October 30, 2016

7,384,623	A Radiosensitizer Agent comprising Tetrabromoerythrosin; see discussion under Oncology in Description of Business	June 10, 2008	October 30, 2016

7,390,668	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	June 24, 2008	October 30, 2016

7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	September 1, 2017

7,427,389	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	September 23, 2008	October 30, 2016

7,648,695	Improved Medicaments for chemotherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 19, 2010	October 30, 2016

7,863,047	Improved intracorporeal medicaments for photodynamic treatment of disease; see discussion under Dermatology in Description of Business	January 4, 2011	October 30, 2016

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease; see discussion under Dermatology in Description of Business	June 25, 2013	July 28, 2022

8,530,675	Process for the synthesis rose bengal and related xanthenes; see discussion under Oncology in Description of Business	September 10, 2013	April 21, 2031

8,557,298	Chemotherapeutic agents for cancer; see discussion under Oncology in Description of Business	October 15, 2013	October 30, 2016

8,974,363	Topical medicaments for disease; see discussion under Dermatology in Description of Business	February 10, 2015	December 2, 2019

9,107,887	Combination therapy for cancer; see discussion under Oncology in Description of Business	August 15, 2015	March 9, 2032

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

Employees

Effective on February 27, 2016, the effective date of the resignation of H. Craig Dees, Ph.D., as our Chief Executive Officer and Chairman of the Board of Directors, we employ three persons, all of whom are full-time employees. We currently engage four full-time consultants, including a lab technician, a contract research associate, an analytical chemist, and an information technology consultant. We also work with various vendors and disclose on our corporate website that we currently have human resources focused on our activities that equate to sixty (60) full-time equivalents, including our seven full-time employees and consultants.

Our executive officers and directors are:

Timothy C. Scott, Ph.D., 57, has served as our President and as a member of our board of directors since we acquired PPI on April 23, 2002. Prior to joining us, Dr. Scott was a senior member of the Photogen management team from 1997 to 2002, including serving as Photogen’s Chief Operating Officer from 1999 to 2002, as a director of Photogen from 1997 to 2000, and as interim CEO for a period in 2000. Before joining Photogen, he served as senior management of Genase LLC, a developer of enzymes for fabric treatment and held senior research and management positions at Oak Ridge National Laboratory. Dr. Scott earned a Ph.D. in Chemical Engineering from the University of Wisconsin–Madison in 1985.

Eric A. Wachter, Ph.D., 53, currently serves as our Chief Technology Officer since May 14, 2012 and prior to that served as Executive Vice President – Pharmaceuticals and as a member of our board of directors since we acquired PPI on April 23, 2002 until May 14, 2012. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Peter R. Culpepper, 56, serves as our Interim Chief Executive Officer effective as of February 27, 2016, and also serves as our Chief Financial Officer and Chief Operating Officer since February 2004. Previously, Mr. Culpepper served as Chief Financial Officer for Felix Culpepper International, Inc. from 2001 to 2004; was a Registered Representative with AXA Advisors, LLC from 2002 to 2003; has served as Chief Accounting Officer and Corporate Controller for Neptec, Inc. from 2000 to 2001; has served in various Senior Director positions with Metromedia Affiliated Companies from 1998 to 2000; has served in various Senior Director and other financial positions with Paging Network, Inc. from 1993 to 1998; and has served in a variety of financial roles in public accounting and industry from 1982 to 1993. He earned a Masters in Business Administration in Finance from the University of Maryland–College Park in 1992. He earned an AAS in Accounting from the Northern Virginia Community College–Annandale, Virginia in 1985. He earned a B.A. in Philosophy from the College of William and Mary–Williamsburg, Virginia in 1982. He is a licensed Certified Public Accountant in both Tennessee and Maryland.

Equity Issuances and Financing During 2015

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

During the three months ended December 31, 2015, the Company issued 76,750 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $37,375. During the three months ended December 31, 2015, the Company issued 1,766,202 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $472,882.

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

Recent Developments

Leadership Changes

On February 29, 2016, the Company announced the resignation of H. Craig Dees, PhD, as Chief Executive Officer and Chairman of the Board of Directors of the Company, effective immediately. Dr. Dees resigned for personal and health reasons. On February 29, 2016, the Company also announced that the Board of Directors appointed Peter R. Culpepper, the Company’s current Chief Financial Officer and Chief Operating Officer, to serve as Interim Chief Executive Officer effective immediately, and is expected to serve as the Interim Chief Executive Officer until the Board of Directors completes its search process for a successor Chief Executive Officer. The Board of Directors is also searching for an Interim Chief Financial Officer to support Mr. Culpepper with respect to the responsibilities associated with the Chief Financial Officer role until a successor Chief Executive Officer is named.

On February 27, 2016, the Board of Directors appointed Eric Wachter, the Company’s Chief Technology Officer, to serve as a director on the Company’s Board of Directors, to fill the vacancy on the Board of Directors caused by Dr. Dees’s resignation. Dr. Wachter will stand for election by the Company’s stockholders at the Company’s Annual Meeting of Stockholders in June 2016. Dr. Wachter has not been appointed to serve on any committees of the Board of Directors at this time. The Board of Directors appointed Alfred E. Smith, IV, the lead independent director on the Board of Directors, to replace Dr. Dees as Chairman of the Board of Directors. For more information about these changes in management and the composition of the Company’s Board of Directors, see the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2016.

Under the terms of the Amended and Restated Executive Employment Agreement entered into by Craig Dees and the Company on April 28, 2014 (the “Agreement”), Dr. Dees is owed no severance payments as a result of his resignation as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Agreement. Under section 6 of the Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment. As reported in the Company’s press release furnished with the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2016, in connection with the resignation of Dr. Dees as the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was effective February 27, 2016, the Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. On March 15, 2016, the Audit Committee completed this investigation and made the following findings: (1) in 2015, Dr. Dees received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, Dr. Dees received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, Dr. Dees received $752,034 for travel expense advances; no receipts were submitted by Dr. Dees for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. The Company intends to pursue collection efforts on all of Dr. Dees’ unsubstantiated travel expenses, including those which did not appear to be authentic. The Company treats all relevant travel expenses of Dr. Dees as a theft loss and therefore any uncollectible amounts will be treated as income to Dr. Dees and a Form 1099 MISC will be issued by the Company to him in that regard.

Warrant Exchange Offer

In the first quarter of 2016 the Company offered to certain of its holders of outstanding warrants the opportunity to receive new warrants expiring June 19, 2020 upon the exercise of their warrants (the “Exchange Offer” or the “Offer”). The Offer was made to certain holders of our warrants to purchase shares of common stock, $0.001 par value per share (“Common Stock”), issued between January 6, 2011 and November 1, 2015 (the “Existing Warrants”) in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Offer temporarily modified the terms of such Existing Warrants so that each holder who tenders Existing Warrants during the Offer Period (as defined below) for early exercise were able to do so at a discounted exercise price of $0.50 per share (Existing Warrants currently have exercise prices ranging between $1.00 and $3.00 per share). The Exchange Offer expired at 4:00 P.M. (Eastern time) on Monday, March 28, 2016 (see Note 10 to the financial statements). 7,798,507 Existing Warrants were tendered in the Exchange Offer.

Available Information

Our website is located at www.pvct.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

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

Our company is a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2015, we have incurred net losses of $181 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

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

We may need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2017 and beyond, and our ability to obtain the necessary funding is uncertain.

We estimate that our existing capital resources will be sufficient to fund our current and planned operations until 2017. However, we may need additional capital in 2017 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding phase 2 atopic dermatitis and psoriasis results, which continue to be developed. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We are also focusing on PV-10 geographic licensing and partnering opportunities in such countries as China and India. We are also focusing on potential co-development partnering opportunities with combination of PV-10 and immune checkpoint blockade or systemic immunotherapy agents. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and PV-10, and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

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

We are subject to securities class action lawsuits and shareholder derivative lawsuits that could adversely affect our business. This litigation, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.

Beginning on May 27, 2014, three putative securities class action lawsuits (the “Federal Class Actions”) were commenced in the United States District Court for the Middle District of Tennessee against us, and H. Craig Dees, Timothy C. Scott and Peter R. Culpepper, (the “Defendants”), alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Federal Class Actions allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information regarding our application to the FDA for BTD of PV-10.

On July 9, 2014, the Company and the Federal Class Action plaintiffs filed joint motions to consolidate the cases and transfer them to United States District Court for the Eastern District of Tennessee. By order dated July 16, 2014, the United States District Court for the Middle District of Tennessee consolidated the Federal Class Actions and transferred them to the United States District Court for the Eastern District of Tennessee. Since the consolidation and transfer of the Federal Class Actions, several shareholders have filed motions seeking their appointment as the “Lead Plaintiff” to direct the class action litigation. The United States District Court for the Eastern District of Tennessee scheduled a hearing for November 11, 2014 to determine which shareholder should be appointed Lead Plaintiff.

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

On April 6, 2015, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the Class Action Case, alleging that the Defendants made knowingly false representations about the likelihood that PV-10 would be approved as a candidate for BTD, and that such representations caused injury to Lead Plaintiff and other shareholders. The Consolidated Complaint also added Eric Wachter as a named defendant.

On June 5, 2015, the Defendants filed their Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, the Defendants replied to the Response on September 18, 2015.

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015, and discussions between the parties continued. On January 28, 2016, a settlement terms sheet (the “Terms Sheet”) was executed by counsel for the Company and counsel for the Lead Plaintiff in the consolidated Federal Class Actions.

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Federal Class Actions, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier will pay the total amount of $3.5 Million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Federal Class Actions (see Note 9 to the financial statements). Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Federal Class Actions will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Federal Class Actions and the Federal Class Actions will be fully concluded. If the court does not give final approval of the Settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

A Stipulation of Settlement encompassing the details of the Settlement and procedures for preliminary and final court approval was filed in the Federal Class Action on March 8, 2016. The Stipulation of Settlement incorporates the provisions of the Terms Sheet and provides for the procedures for providing notice to stockholders who bought or sold stock of the Company during the class period. The Stipulation of Settlement provides for (1) the methodology of administering and calculating claims, final awards to stockholders, and supervision and distribution of the Settlement Funds and (2) the procedure for preliminary and final approval of the settlement of the Federal Class Action. The court in the Federal Class Action has set April 7, 2016 for a hearing on preliminary settlement approval. If the Settlement is not approved and consummated, the Company intends to defend vigorously against all claims in the Consolidated Complaint.

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

On June 24, 2015, Sean Donato, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Individual Defendants, and against the Company as a nominal defendant (the “Donato Shareholder Derivative Lawsuit”). Other than the difference in the named plaintiff, the Donato Shareholder Derivative Lawsuit is virtually identical to the other pending derivative lawsuits. (the Hurtado Shareholder Derivative Lawsuit, the Montiminy Shareholder Derivative Lawsuit, the Foley Shareholder Derivative Lawsuit and the Donato Shareholder Derivative Lawsuit are collectively referred to as the “Shareholder Derivative Lawsuits”).

In each of the four Shareholder Derivative Lawsuits, the Company is a nominal defendant only. As such, the plaintiffs seek relief from the Individual Defendants, but not the Company itself. All of these cases assert claims against the Defendants for breach of fiduciary duties based on the Company’s purportedly misleading statements about the likelihood that PV-10 would be approved by the FDA. Discussions are underway to resolve the Shareholder Derivative Lawsuits.

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

Our former Chief Executive Officer and Chairman of the Board of Directors received travel expense advancements, which may be deemed a violation of Section 402 of the Sarbanes-Oxley Act of 2002 and/or other federal securities laws.

Our internal control testing identified inadequate supporting documentation and lack of adequate review for the travel advances and expense reimbursements.

The Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements to Dr. Dees. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Committee reviewed the Company’s financial policies and procedures, including management expenses. The Audit Committee concluded that Dr. Dees did not produce receipts for most of the travel expense advances he received from 2013 to 2015, and that some receipts produced by Dr. Dees during this period appear to have been altered.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits personal loans to a director or executive officer of a public company. If the SEC were to commence an investigation or institute proceedings to enforce a violation of this statute or other federal securities laws as a result of the travel advances to Dr. Dees, we may become a party to litigation or proceedings over these matters, and the outcome of such litigation or proceedings (including criminal, civil or administrative sanctions or penalties by the SEC), alone or in addition to the costs of litigation, may materially and adversely affect our business. The Company is unable to predict the extent of its ultimate liability with respect to the advances to Dr. Dees.

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective due to the material weakness described below.

The Company has identified the following material weakness related to its travel expense advancement and reimbursement policies and procedures to Dr. Dees: (1) the documentation provided for an expenditure was not sufficient to support the authorization of such expenditure, (2) only the check register and not the supporting documentation was obtained by an executive officer approving the expenses incurred by another executive officer, and (3) there was not adequate reconciliation of travel advances to actual expenses. As a result, our management also has concluded that our disclosure controls and procedures are not effective such that the information relating to our Company required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

If we do not successfully remediate the material weakness described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis or prevent fraud, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting or cause the market price of our common stock to decline.

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

The resignation of our Chief Executive Officer and Chairman of the Board of Directors, the appointment of our Interim Chief Executive Officer and any search for, and appointment of, a long-term Chief Executive Officer and an Interim Chief Financial Officer creates uncertainties and could have a material adverse impact on our business.

Effective February 27, 2016, Dr. Dees resigned as Chief Executive Officer and Chairman of the Board of Directors. Mr. Culpepper, our current Chief Financial Officer and Chief Operating Officer, was appointed to serve as our Interim Chief Executive Officer until our Board of Directors completes its search process for a successor Chief Executive Officer to replace Dr. Dees. Our Board of Directors is also searching for an Interim Chief Financial Officer to support Mr. Culpepper with respect to the responsibilities associated with the Chief Financial Officer role until a successor Chief Executive Officer is named. We face significant competition for executives with the qualifications and experience we are seeking. There can be no assurances concerning the timing or outcome of the Company’s search for a new permanent Chief Executive Officer and Interim Chief Financial Officer. The Company’s ability to execute its business strategies may be adversely affected by the uncertainty associated with this transition.

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the recent changes in our management team, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent Chief Executive Officer and/or Interim Chief Financial Officer, could have a material adverse effect on our business.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by three key employees:

•	Peter R. Culpepper, CPA, MBA, our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer;

•	Timothy C. Scott, Ph.D., our President; and

•	Eric A. Wachter, Ph.D. our Chief Technology Officer.

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

Because we have only three employees in total, our management may be unable to successfully manage our business.

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

As discussed above, we currently have only three employees, all of whom are full-time employees. The greatest burden of succeeding in the above areas, therefore, falls on Drs. Scott and Wachter, and Mr. Culpepper. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. We have added, including our employees, a total of sixty (60) human resources on a full-time equivalent basis. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future, which could further divert management’s attention from the operation of our business.

The market price of our common stock has been highly volatile due to several factors that will continue to affect the price of our common stock.

Our common stock has traded as low as $0.30 per share and as high as $6.03 per share during the period beginning on January 1, 2014 and ending on December 31, 2015. We believe that our common stock is subject to wide price fluctuations because of several factors, including:

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

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $5,000 per month, and the lease is on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of December 31, 2015. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of Dr. Dees.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $103,969 of the settlement discount was amortized as of December 31, 2015. The remaining balance due the Company as of December 31, 2015 is $2,511,735, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $197,686. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee

Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, H. Craig Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and seeking monetary damages. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD.

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

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015, and discussions are continuing. On January 28, 2016, a settlement terms sheet (the “Terms Sheet”) was executed by counsel for the Company and counsel for the Lead Plaintiff in the consolidated Federal Class Actions.

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Federal Class Actions, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier will pay the total amount of $3.5 Million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Federal Class Actions (see Note 9 to the financial statements). Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Federal Class Actions will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Federal Class Actions and the Federal Class Actions will be fully concluded. If the court does not give final approval of the Settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

A Stipulation of Settlement encompassing the details of the Settlement and procedures for preliminary and final court approval was filed on March 8, 2016. The Stipulation of Settlement incorporates the provisions of the Terms Sheet and provides for the procedures for providing notice to stockholders who bought or sold stock of the Company during the class period. The Stipulation of Settlement provides for (1) the methodology of administering and calculating claims, final awards to stockholders, and supervision and distribution of the Settlement Funds and (2) the procedure for preliminary and final approval of the settlement of the Federal Class Action. The court in the Federal Class Action has set April 7, 2016 for a hearing on preliminary settlement approval. If the Settlement is not approved and consummated, the Company intends to defend vigorously against all claims in the Consolidated Complaint.

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

As in the Hurtado, Montiminy and Foley Derivative Lawsuits, no relief is sought against the Company itself; the action is against the Individual Defendants only.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

On May 16, 2014, our common stock ceased to be traded on the OTCQB Marketplace operated by OTC Markets Group and is now trading on the NYSE MKT. Our trading symbol remains “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2014:

	High	Low
2015
First Quarter (January 1 to March 31)	$0.93	$0.76
Second Quarter (April 1 to June 30)	$0.99	$0.49
Third Quarter (July 1 to September 30)	$0.70	$0.32
Fourth Quarter (October 1 to December 31)	$0.60	$0.36
2014
First Quarter (January 1 to March 31)	$6.03	$1.16
Second Quarter (April 1 to June 30)	$3.75	$0.30
Third Quarter (July 1 to September 30)	$1.20	$0.81
Fourth Quarter (October 1 to December 31)	$1.10	$0.75

The closing price for our common stock on March 24, 2016 was $0.38. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 24, 2016, we had 982 stockholders of record of our common stock.

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

	2010	2011	2012	2013	2014	2015
Provectus Biopharmaceuticals, Inc.	$100.00	$86.17	$59.57	$256.38	$85.11	$41.49
NASDAQ Composite-Total Returns	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
New Peer Group	$100.00	$82.42	$88.26	$92.99	$81.83	$51.56
Old Peer Group	$100.00	$92.57	$106.18	$91.63	$85.11	$134.22

Recent Issuances of Unregistered Securities

During the three months ended March 31, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,000. During the three months ended March 31, 2015, the Company issued 3,000 fully vested warrants to consultants in exchange for services with an exercise price of $1.00 for each of the warrants. Consulting costs charged to operations were $1,632. During the three months ended March 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $776,000. The Company received subscriptions, in the aggregate, for 776,000 shares of common stock and five year warrants to purchase 388,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $100,880 and issued five year fully vested warrants to purchase 77,600 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

During the three months ended June 30, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $63,000. During the three months ended June 30, 2015, the Company issued 100,000 fully vested warrants to consultants in exchange for services with an exercise price of $1.00 for each of the warrants. Consulting costs charged to operations were $53,582. During the three months ended June 30, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,011,100. The Company received subscriptions, in the aggregate, for 1,011,100 shares of common stock and five year warrants to purchase 505,550 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $131,443 and issued five year fully vested warrants to purchase 101,110 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc.

During the three months ended September 30, 2015, the Company issued 78,877 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $38,439. During the three months ended September 30, 2015, the Company issued 79,500 fully vested warrants to consultants in exchange for services with an exercise price of $1.00 for each of the warrants. Consulting costs charged to operations were $24,262.

During the three months ended December 31, 2015, the Company issued 76,750 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $37,375. During the three months ended December 31, 2015, the Company issued 1,513,702 fully vested warrants to consultants in exchange for services with an exercise price of $1.00 for each of the warrants and 252,500 fully vested warrants to consultants in exchange for services with an exercise price of $1.12 for each of the warrants. Consulting costs charged to operations were $472,882.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

For the issuance of securities to executives, see table labeled “Equity Compensation Plan Information” to be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2015 and 2014, as well as consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$—	$4,178	$—	$—	$—
Operating expenses
Research and development	10,709	5,138	3,596	5,006	8,808
General and administrative	13,274	11,002	8,761	8,661	11,962
Amortization	671	671	671	671	671

Total operating loss	(24,654)	(12,633)	(13,028)	(14,338)	(21,441)
Other income, net	152	2,390	(14,670)	1,769	2,006

Net loss	(24,502)	(10,243)	(27,698)	(12,569)	(19,435)
Dividends on preferred stock	—	—	(1,188)	(183)	(247)

Net loss applicable to common stockholders	$(24,502)	$(10,243)	$(28,886)	$(12,752)	$(19,682)

Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.22)	$(0.11)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	195,662	175,828	132,001	112,987	105,725

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$14,179	$17,392	$15,696	$1,222	$7,705
Patents, net	2,913	3,584	4,255	4,926	5,598
Other assets	3,348	5,208	57	56	47
Total assets	20,440	26,184	20,008	6,204	13,350
Current liabilities	4,123	848	513	511	263
Warrant liability	—	147	12,866	1,300	3,067
Preferred stock	—	—	—	2	4
Common stock	205	185	160	118	110
Additional paid-in capital	196,908	181,299	152,520	122,626	115,690
Accumulated deficit	(180,796)	(156,294)	(146,051)	(118,353)	(105,784)
Total stockholders’ equity	16,317	25,190	6,629	4,393	10,020

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Patent Costs

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over their remaining lives, which range from 1-6 years. Annual amortization of the patents is expected to approximate $671,000 for 2016, $659,000 in 2017 and 2018, $547,000 in 2019, and $330,000 in 2020, and $47,000 thereafter.

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

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. At December 31, 2015 there are no remaining 2010 warrants and, therefore, no associated liability. Significant assumptions used at December 31, 2014 include a weighted average term of 0.2 years, a 5% probability that the warrant exercise price would be reset, a volatility of 63.7% and a risk free interest rate that ranges between 0.03% and 0.04%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. During 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2015 include a weighted average term of 0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 40.4% and a risk free interest rate of 0.13%. Significant assumptions used at December 31, 2014 include a weighted average term of 1.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 159.2% and a risk free interest rate of 0.25%.

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

The Company determined that warrants issued in February 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. At June 30, 2014 there were no remaining 2013 warrants and therefore no associated warrant liability.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term receivable, and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. Certain derivatives with limited market activity are valued using Level 3 inputs with externally developed models that consider unobservable market parameters.

Contractual Obligations—Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option.

Capital Structure

Our ability to continue as a going concern is reasonably assured due to our financing completed during 2015 and thus far in 2016 from our Warrant Exchange Transaction (see Note 10 to the financial statements). Given our current rate of expenditures and our ability to curtail or defer certain controllable expenditures, we do not anticipate the need to raise additional capital to further develop PV-10 on our own to treat melanoma, HCC and cancers of the liver, recurrent breast carcinoma, and other indications. Moreover, we plan to license PH-10 for psoriasis and other related indications described as inflammatory dermatoses, strategically monetize PV-10, and also complete the spin-out of Pure-ific Corporation and the other non-core subsidiaries, although there can be no assurance that any such transactions will occur. Additionally, our existing funds are sufficient to meet minimal necessary expenses until into 2017.

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

Our cash and cash equivalents were $14,178,902 at December 31, 2015, compared with $17,391,601 at December 31, 2014. The decrease of approximately $3.2 million was due primarily to a decrease of the total of sales of common stock and warrants and exercises of warrants and stock options, and an increase of approximately $3.5 million more cash that was used in operating activities. Additionally, thus far in 2016, the Company received approximately $100,000 from the repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit.

By managing variable cash expenses due to minimal fixed costs, we believe our cash and cash equivalents on hand at December 31, 2015 will be sufficient to meet our current and planned operating needs until into 2017 without consideration being given to additional cash inflows that might occur from the exercise of existing warrants or future sales of equity securities. In addition, on April 30, 2014, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor, acting as sales agent.

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

We also expect to continue with the majority stake asset sale and licensure of our non-core assets. However, the primary objective of the Company is to strategically monetize the core value of PV-10 and PH-10 through various transactions, leveraging value creation up to and including an appropriate merger and acquisition transaction that includes upfront cash and acquirer stock in exchange for Company ownership as well as a contingency value right (CVR) to facilitate potential upside post-acquisition. We believe regulatory clarity, including one or more breakthrough therapy designations, is determined by specifying the expected approval pathways of both PV-10 and PH-10. This may include the potential for expedited approval for PV-10 to treat locally advanced recurrent melanoma as we continue the phase 3 in 2016 with PV-10 to treat this indication. Such clarity may help facilitate transactions with potential partners. Additionally, the existing and forthcoming mechanism of action related clinical and nonclinical data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners.

However, we cannot assure you that we will be successful in either licensing of PH-10 or PV-10, any equity transaction, any merger or acquisition transaction or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2017 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants outstanding, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we believe we have adequate funds to operate into 2017 without a further injection of capital. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data from the planned phase 3 melanoma study as well as other planned programs including generating key liver data, and clinical mechanism of action data for both PV-10 and PH-10.

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

Also recently we announced signing a Letter of Intent (the “LOI”) with Boehringer Ingelheim (China) Investment Co. Ltd. (“Boehringer”). The purpose of the LOI is to lay a foundation for the two parties to collaborate in bringing PV-10 to market in mainland China, Hong Kong and Taiwan. Maxim Group LLC acted as strategic advisor to Provectus in structuring and negotiating the LOI. Under the terms of the LOI, Boehringer will provide certain commercially reasonable support in the aspects of product registration with the China Food and Drug Administration (“CFDA”), communication preparation, market intelligence and other assistance to the Company in China to the extent that is within Boehringer’s approved business scope and permissible by Chinese laws.

In return, we will grant Boehringer the first priority to be the exclusive collaborator of the Company in China for PV-10 in the event that PV-10 is successfully registered and approved by the CFDA. The exclusive collaboration may take the form of exclusive distribution and promotion, exclusive licensing or other agreement, subject to both parties’ mutual agreement. At the appropriate time, the Company and Boehringer will enter into a definitive agreement, including a non-compete provision, for PV-10 to be exclusively developed, distributed and promoted through the collaboration within China, although there can be no assurance that the parties will enter into a definitive agreement.

In the LOI signed July 2, 2015, at the European Society for Medical Oncology (ESMO) World Congress on Gastrointestinal Cancer 2015 in Barcelona, the two parties have agreed to meet regularly and maintain effective communication in order to move forward with the registration and commercialization of the product and assess the potential cooperation between them in China, which may be adopted in a form of exclusive commercial supply, distribution and promotion, partnership or any other forms suitable to both parties’ interests.

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

If and when we obtain an MOU, definitive agreement or similar indication of interest from a potential partner, we will issue a press release and file a Current Report on Form 8-K with the SEC to notify the market. Furthermore, the strategy of the Company for the benefit of stockholders is a series of partnerships followed by an acquisition of the Company along the lines of Celgene-Abraxis, although there can be no assurance that such partnerships or acquisition will occur. An interim transaction could be a co-development deal like Roche-NewLink, Bristol-Celldex or AstraZeneca-Incyte. The Company is not in discussions regarding the sale of its business, and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

Our current plans include continuing to operate with our three employees during the immediate future, and Mr. Culpepper is expected to serve as our Interim Chief Executive Officer until our Board of Directors completes its search process for a successor Chief Executive Officer to replace H. Craig Dees, Ph.D., who resigned effective February 27, 2016 as our Chief Executive Officer and Chairman of the Board of Directors. Our Board of Directors is also searching for an Interim Chief Financial Officer to support Mr. Culpepper with respect to the responsibilities associated with the Chief Financial Officer role until a successor Chief Executive Officer is named. We also plan to continue operating with our four primary consultants and various vendor relationships totaling sixty (60) full-time equivalents, and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

We believe that our investigational drugs PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt in Tampa, Florida, and another leading research facility, the University of Illinois at Chicago. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which result in one or more license transactions with pharmaceutical and or biotech companies. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Comparison of the Years Ended December 31, 2015 and 2014

Gain on Settlement

The gain on settlement, net of discount, of $4,178,345 occurred in 2014 as a result from accounting for the settlement of the Shareholder Derivative Lawsuit described in Note 9 to the financial statements.

Research and development

Research and development costs totaling $10,708,569 for 2015 included payroll of $2,292,710, consulting and contract labor of $6,652,406, lab supplies and pharmaceutical preparations of $1,115,140, legal of $358,582, insurance of $189,358, rent and utilities of $87,208, and depreciation expense of $13,165. Research and development costs totaling $5,137,927 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation expense of $8,532.

The increase in consulting and contract labor of approximately $4.3 million in 2015 over 2014 is primarily the result of the preparation, and commencement of phase 3 PV-10 for locally advanced cutaneous melanoma, phase 1b/2 for PV-10 in combination with pembrolizumab, and further development in other PV-10 and PH-10 programs. The increase in lab supplies and pharmaceutical preparations of approximately $300,000 in 2015 over 2014 is primarily the result of the preparation of additional phase 3 PV-10 drug supply, as well as for other PV-10 programs, along with phase 2 PH-10 mechanism of action drug supply. The increase in payroll of approximately $900,000 in 2015 over 2014 is the result of increased payroll expense and stock option expense. The increase in consulting and contract labor, lab supplies and pharmaceutical preparations, and payroll expense represents virtually all of the increase in research and development expenses in 2015 versus 2014.

General and administrative

General and administrative expenses increased by $2,271,746 for 2015 to $13,274,072 from $11,002,326 in 2014. General and administrative expenses were very similar for both periods; however, the increase is due to approximately $1.85 million of accrued settlement expense to settle the existing class action lawsuit and $1.1 million of reserve for uncollectible receivable from Dr. Dees related to the settlement receivable (see Note 9 to the financial statements) and partially offset by the lower stock price of our common stock during 2015 versus 2014, which resulted in lower noncash expenses charged to operations for the value of both common stock and warrants issued for services.

Investment income

Investment income is immaterial for all periods presented.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $2,237,833 to a gain of $146,560 in 2015 from a gain of $2,384,393 in 2014. This activity results from accounting for the warrant liability described in Notes 3(c), 3(d), 3(e) and 8 to the financial statements.

Cash Flow

Our cash and cash equivalents were $14,178,902 at December 31, 2015, compared with $17,391,601 at December 31, 2014. The decrease of approximately $3.2 million was due primarily to a decrease of the total sales of common stock and warrants and exercises of warrants and stock options, and an increase of approximately $3.5 million more cash that was used in operating activities. Additionally, thus far in 2016, the Company received approximately $100,000 from the repayment of bonuses and costs associated with the settlement of the Shareholder Derivative Lawsuit. At our current cash expenditure rate, our cash and cash equivalents will be sufficient to meet our current and planned needs until into 2017 without additional cash inflows from the exercise of existing warrants, stock options, or sales of equity securities.

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

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $17,055,523 to a gain of $2,384,393 in 2014 from a loss of $14,671,130 in 2013. This activity results from accounting for the warrant liability described in Notes 3(c), 3(d), 3(e) and 8 to the financial statements.

Cash Flow

Our cash and cash equivalents were $17,391,601 at December 31, 2014, compared with $15,696,243 at December 31, 2013. The increase of approximately $1.7 million was due primarily to sales of common stock and warrants as well as exercises of warrants and stock options offset partially by approximately $4 million more cash that was used in operating activities in 2014 versus 2013.

Liquidity and Capital Resources

As noted above, our present cash and cash equivalents are currently sufficient to meet our short-term operating needs. Excess cash will be used to finance any additional phases in clinical development of our pharmaceutical products that we may decide to undertake ourselves versus with a partner. We anticipate that any required funds for our operating and development needs in 2017 and beyond may come from a partnership agreement or from the proceeds of public or private sales of equity or debt securities or the exercise of existing warrants and stock options outstanding. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds if necessary, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018. The Company currently does not have revenues but will consider any related impact going forward.

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

We had no holdings of financial or commodity instruments as of December 31, 2015, other than cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See Note 3 of the consolidated financial statements contained in this Annual Report on Form 10-K.

A material amount of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2015.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Even assuming the effectiveness of our controls and procedures, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. In general, our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective due to the material weakness described below.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is set forth below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment of internal controls identified the below-described material weakness.

Our internal control testing identified inadequate supporting documentation and lack of adequate review for travel advances and expense reimbursements.

The Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements to Dr. Dees. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Committee reviewed the Company’s financial policies and procedures, including management expenses. The Audit Committee concluded that Dr. Dees did not produce receipts for most of the travel expense advances he received from 2013 to 2015, and some receipts produced by Dr. Dees during this period appear to have been altered.

The Company has identified the following material weakness related to its travel expense advancement and reimbursement policies and procedures to Dr. Dees: (1) the documentation provided for an expenditure was not sufficient to support the authorization of such expenditure, (2) only the check register and not the supporting documentation was obtained by an executive officer approving the expenses incurred by another executive officer, and (3) there was no reconciliation of travel advances to actual expenses.

Remediation

The Company intends to aggressively remediate the material weakness in its internal controls over financial reporting. To do so, the Company has put in place more clearly defined, tighter controls, including a clear process for limiting, approving and documenting advances and expenses and appropriately managing them. Specifically, the Company has:

•	Adopted a control enhancement to require the provision of all invoice copies along with the check register for appropriate approval, including all travel reimbursements separately approved;

•	Established a policy so travel advances are no longer permitted; and

•	Initiated implementation of a more enhanced travel and expense policy.

In addition, the Company is replacing the independent consulting group previously utilized by management to aid in its documentation and testing of internal controls over financial reporting. The Company is also in the process of implementing the recommendations made by counsel to the Audit Committee to remediate these issues, including but not limited to (1) the appointment of an interim Chief Financial Officer to assist in the organization and strategic operation of the Company as to its procedures and daily operations of the Company, (2) the identification and recruitment of a permanent Chief Executive Officer and any other positions necessary, and (3) the appointment of an outside compliance consultant.

We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. The Company will continue to monitor the effectiveness of its internal control over financial reporting in the area affected by the material weakness discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by the Company’s management to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

There were no significant changes to our internal controls during the fourth quarter of 2015 even though a material weakness in internal controls with respect to travel expense advances and expense reimbursement was identified therein. Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities, to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing remedial measures to address the identified material weakness, these measures have not been completed as of the filing date of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Provectus Biopharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over travel expense advances and reimbursement have been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 30, 2016, on those financial statements.

In our opinion, Provectus Biopharmaceuticals, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Provectus Biopharmaceuticals, Inc., as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 30, 2016

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

March 30, 2016

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Peter R. Culpepper
Peter R. Culpepper
Interim Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter R. Culpepper Peter R. Culpepper

Interim Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chief Operating Officer and Chief Accounting Officer

March 30, 2016

/s/ Timothy C. Scott	President and Director	March 30, 2016
Timothy C. Scott

/s/ Jan Koe	Director	March 30, 2016
Jan Koe

/s/ Kelly M. McMasters	Director	March 30, 2016
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director and Chairman of the Board	March 30, 2016
Alfred E. Smith, IV

/s/ Eric A. Wachter	Director	March 30, 2016
Eric A. Wachter, Ph.D.

INDEX TO FINANCIAL STATEMENTS

The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc., as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Biopharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 30, 2016

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$14,178,902	$17,391,601
Short-term receivable – settlement, net of reserve for uncollectibility	500,000	733,333
Other current assets	41,192	978,000

Total Current Assets	14,720,094	19,102,934

Equipment and furnishings, less accumulated depreciation of $451,028 and $437,863, respectively	85,145	92,171
Patents, net of amortization of $8,802,857 and $8,131,737, respectively	2,912,588	3,583,708
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility	683,250	—
Long-term receivable – settlement, net of discount and reserve for uncollectibility	2,011,735	3,378,345
Other assets	27,000	27,000

	$20,439,812	$26,184,158

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$1,887,171	$440,702
Accrued consulting expense	133,282	91,282
Accrued settlement expense	1,850,000	—
Other accrued expenses	252,418	315,738

Total Current Liabilities	4,122,871	847,722

Long-Term Liability
Warrant liability	—	146,560

Total Liabilities	4,122,871	994,282

Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares outstanding as of December 31, 2015 and 2014	—	—
Common stock; par value $.001 per share; 400,000,000 shares authorized; 204,979,100 and 184,796,275 shares issued and outstanding, respectively	204,979	184,796
Paid-in capital	196,908,112	181,298,890
Accumulated deficit	(180,796,150)	(156,293,810)

Total Stockholders’ Equity	16,316,941	25,189,876

	$20,439,812	$26,184,158

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Gain on settlement – net of discount	$—	$4,178,345	$—
Operating expenses
Research and development	10,708,569	5,137,927	3,595,555
General and administrative	13,274,072	11,002,326	8,761,264
Amortization	671,120	671,120	671,120

Total operating loss	(24,653,761)	(12,663,028)	(13,027,939)

Investment income	4,861	5,645	1,325
Gain (loss) on change in fair value of warrant liability	146,560	2,384,393	(14,671,130)

Net loss	$(24,502,340)	$(10,242,990)	$(27,697,744)
Dividends on preferred stock	—	—	(1,188,648)

Net loss applicable to common shareholders	$(24,502,340)	$(10,242,990)	$(28,886,392)

Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.22)
Weighted average number of common shares outstanding – basic and diluted	195,661,859	175,828,004	132,000,796

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in capital	Accumulated Deficit	Total
Balance, at January 1, 2013	2,478,185	$2,478	118,427,925	$118,428	$122,625,654	$(118,353,076)	$4,393,484
Issuance of stock for services	—	—	750,000	750	525,250	—	526,000
Issuance of warrants for services	—	—	—	—	1,786,824	—	1,786,824
Exercise of warrants and stock options	—	—	6,319,594	6,320	7,829,150	—	7,835,470
Issuance of common stock and warrants pursuant to Regulation D	—	—	28,409,353	28,409	18,390,926	—	18,419,335
Issuance of preferred stock and warrants pursuant to Regulation D	3,400,001	3,400	—	—	1,248,650	—	1,252,050
Preferred stock conversions into common stock	(5,844,852)	(5,845)	5,844,852	5,845	—	—	—
Dividends on preferred stock	—	—	—	—	(29,063)	—	(29,063)
Employee compensation from stock options	—	—	—	—	142,310	—	142,310
Net loss for the year ended 2013	—	—	—	—	—	(27,697,744)	(27,697,744)

Balance, at December 31, 2013	33,334	33	159,751,724	159,752	152,519,701	(146,050,820)	6,628,666
Issuance of stock for services	—	—	300,000	300	417,950	—	418,250
Issuance of warrants for services	—	—	—	—	2,321,327	—	2,321,327
Reclassification of warrant liability	—	—	—	—	10,335,619	—	10,335,619
Cash proceeds from exercise of warrants and stock options	—	—	14,926,617	14,926	4,475,831	—	4,490,757
Issuance of common stock and warrants pursuant to Regulation D	—	—	9,784,600	9,785	11,112,817	—	11,122,602
Preferred stock conversions into common stock	(33,334)	(33)	33,334	33	—	—	—
Employee compensation from stock options	—	—	—	—	115,645	—	115,645
Net loss for the year ended 2014	—	—	—	—	—	(10,242,990)	(10,242,990)

Balance, at December 31, 2014	—	—	184,796,275	184,796	181,298,890	(156,293,810)	25,189,876
Issuance of stock for services	—	—	305,627	306	202,508	—	202,814
Issuance of warrants for services	—	—	—	—	552,358	—	552,358
Cash proceeds from exercise of warrants and stock options	—	—	590,098	590	549,140	—	549,730
Issuance of common stock and warrants pursuant to Regulation D	—	—	1,787,100	1,787	1,552,990	—	1,554,777
Issuance of common stock and warrants pursuant to Section 5	—	—	17,500,000	17,500	12,081,650	—	12,099,150
Employee compensation from stock options	—	—	—	—	670,576	—	670,576
Net loss for the year ended 2015	—	—	—	—	—	(24,502,340)	(24,502,340)

Balance, at December 31, 2015	—	$—	204,979,100	$204,979	$196,908,112	$(180,796,150)	$16,316,941

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash Flows From Operating Activities
Net loss	$(24,502,340)	$(10,242,990)	$(27,697,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,165	8,532	6,366
Amortization of patents	671,120	671,120	671,120
Compensation through issuance of stock options	670,576	115,645	142,310
Issuance of stock for services	202,814	418,250	526,000
Issuance of warrants for services	552,358	2,321,327	1,786,824
(Gain) loss on change in fair value of warrant liability	(146,560)	(2,384,393)	14,671,130
Gain on settlement	—	(4,178,345)	—
(Increase) decrease in assets
Settlement receivable and related interest	1,599,943	66,667	—
Other assets	253,558	(978,000)	—
Increase (decrease) in liabilities
Accounts payable	1,446,469	91,833	105,434
Accrued settlement expense	1,850,000	—	—
Accrued expenses	(21,320)	242,943	(103,912)

Net cash used in operating activities	(17,410,217)	(13,847,411)	(9,892,472)

Cash Flows From Investing Activities
Capital expenditures	(6,139)	(70,590)	(6,650)

Net cash used in investing activities	(6,139)	(70,590)	(6,650)

Cash Flows From Financing Activities
Net proceeds from sales of preferred stock and warrants	—	—	2,550,000
Net proceeds from sales of common stock and warrants	13,653,927	11,122,602	18,419,335
Proceeds from exercises of warrants and stock options	549,730	4,490,757	3,433,392
Cash paid for preferred dividends	—	—	(29,063)

Net cash provided by financing activities	14,203,657	15,613,359	24,373,664

Net change in cash and cash equivalents	$(3,212,699)	$1,695,358	$14,474,542
Cash and cash equivalents, at beginning of period	$17,391,601	$15,696,243	$1,221,701

Cash and cash equivalents, at end of period	$14,178,902	$17,391,601	$15,696,243

Supplemental Disclosure of Noncash Investing and Financing Activities

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Reclassification of warrant liability to equity due to exercise of warrants	$—	$10,335,619	$4,402,078

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

Patents at December 31, 2015 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) on November 19, 2002. The majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 1-6 years. Annual amortization of the patents is expected to approximate $671,000 for 2016, $659,000 in 2017 and 2018, $547,000 in 2019, and $330,000 in 2020, and $47,000 thereafter.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2015, 2014 or 2013. Tax years going back to 2012 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed based on the weighted average number of common shares outstanding. Loss per share excludes the impact of outstanding options and warrants and convertible preferred stock as they are antidilutive. Potential common shares excluded from the calculation for the years ended December 31, 2015, 2014 and 2013, respectively, are 80,121,595, 63,235,956 and 73,037,416 from warrants, 10,630,000, 10,845,098 and 15,322,206 from options, and 0, 0 and 33,334 from convertible preferred shares.

Derivative Instruments

The warrants issued in conjunction with convertible preferred stock in March and April 2010 private placements include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.00. Effective January 1, 2009, the reset provision of these warrants preclude equity accounting treatment under ASC 815. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and remeasure the fair value at each period end with the change in fair value recorded in the statement of operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. At December 31, 2015, there are no remaining 2010 warrants and, therefore, no associated liability. Significant assumptions used at December 31, 2014 include a weighted average term of 0.2 years, a 5% probability that the warrant exercise price would be reset, a volatility of 63.7% and a risk free interest rate that ranges between 0.03% and 0.04%.

Additionally, the Series A and Series C Warrants issued in conjunction with the January 2011 registered direct public offering include a reset provision if the Company issues additional warrants, in certain circumstances as defined in the agreement, below the exercise price of $1.12. During 2012, the warrant exercise price was reset to $0.675. Significant assumptions used at December 31, 2015 include a weighted average term of 0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 40.4% and a risk free interest rate of 0.13%. Significant assumptions used at December 31, 2014 include a weighted average term of 1.0 years, a 5% probability that the warrant exercise price would be further reset, a volatility of 159.2% and a risk free interest rate range of 0.25%.

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

The Company determined that warrants issued in February 2013 with the Series A 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The preferred stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the preferred stock and therefore does not need to be bifurcated and classified as a liability. At June 30, 2014, there were no remaining 2013 warrants and therefore no associated warrant liability.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term settlement receivable, other current assets and accounts payable approximate their fair value because of the short-term nature of these items. Cash equivalents are measured on a recurring basis within the fair value hierarchy using Level 1 inputs.

The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. Certain derivatives with limited market activity are valued using Level 3 inputs with externally developed models that consider unobservable market parameters.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018. The Company currently does not have revenues but will consider any related impact going forward.

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

2. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee on an annual basis, renewable for one year at our option. Rent expense was $60,000, $60,000 and $55,379 for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Agreements

On April 28, 2014, the Company entered into amended and restated executive employment agreements (the “Employment Agreements”) with each of the following executive officers of the Company: H. Craig Dees, Ph.D. to serve as its Chief Executive Officer, Timothy C. Scott, Ph.D. to serve as its President, Eric A. Wachter, Ph.D. to serve as its Chief Technology Officer, and Peter R. Culpepper to serve as its Chief Financial Officer and Chief Operating Officer (collectively, the “executives”). Effective February 27, 2016, Dr. Dees resigned as Chief Executive Officer and Chairman of the Board of Directors. Under the terms of the Amended and Restated Executive Employment Agreement entered into by Craig Dees and the Company on April 28, 2014 (the “Agreement”), Dr. Dees is owed no severance payments as a result of his resignation. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Agreement. Under section 6 of the Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment.

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

During the three months ended March 31, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,000. During the three months ended June 30, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $63,000. During the three months ended September 30, 2015, the Company issued 78,877 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $38,439. During the three months ended December 31, 2015, the Company issued 76,750 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $37,375. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date.

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

During the three months ended March 31, 2014, the Company issued 733,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $900,317. During the three months ended March 31, 2014, 121,500 expired warrants were forfeited. During the three months ended March 31, 2014, 12,522,198 warrants were exercised on a cashless basis resulting in 9,100,824 common shares being issued. During the three months ended March 31, 2014, 3,036,218 warrants were exercised for $2,672,364 resulting in 3,036,218 common shares issued. During the three months ended June 30, 2014, the Company issued 202,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $450,002. During the three months ended June 30, 2014, 315,000 expired warrants were forfeited. During the three months ended June 30, 2014, 1,594,082 warrants were exercised on a cashless basis resulting in 915,467 common shares being issued. During the three months ended June 30, 2014, 372,000 warrants were exercised for $372,000 resulting in 372,000 common shares issued. During the three months ended September 30, 2014, the Company issued 6,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $4,189. During the three months ended September 30, 2014, 228,500 expired warrants were forfeited. During the three months ended December 31, 2014, the Company issued 1,503,913 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $966,819. During the three months ended December 31, 2014,

1,027,635 expired warrants were forfeited. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2014 ranged from $0.55 to $2.56.

During the three months ended March 31, 2015, the Company issued 3,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $1,632. During the three months ended March 31, 2015, 3,693,898 warrants were forfeited. During the three months ended June 30, 2015, the Company issued 100,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $53,582. During the three months ended June 30, 2015, 1,161,790 warrants were forfeited. During the three months ended September 30, 2015, the Company issued 79,500 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $24,262. During the three months ended September 30, 2015, 1,152,135 warrants were forfeited. During the three months ended December 31, 2015, the Company issued 1,766,202 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $472,882. During the three months ended December 31, 2015, 252,500 warrants were forfeited. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2015 ranged from $0.14 to $0.54.

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

Private Offerings of Common Stock and Warrants

(c) The Company determined that warrants issued January 13, 2011 and referred to as Series A Warrants and Series C Warrants should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. At December 31, 2012, the Series A Warrants and the Series C Warrants exercise price of $1.12 per share was reduced to $0.675 per share due to a new issuance price, net of commissions, from a private offering of common stock and warrants to accredited investors during the three months ended December 31, 2012 and pursuant to their exercise price reset provision. During the three months ended December 31, 2013, 1,269,520 of the Series A Warrants were exercised. During the three months ended December 31, 2013, 748,663 of the Series C Warrants were exercised. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised of $1,620,081 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $3,873,187. During the three months ended March 31, 2014, 858,825 of the Series A Warrants were exercised. During the three months ended March 31, 2014, 697,092 of the Series C Warrants were exercised. The Company determined the fair value of the Series A and Series C Warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the Series A and Series C Warrants exercised in 2014 of $3,911,370 was reclassified into additional paid-in capital. For the year ended December 31, 2014 there was a loss recognized from the revaluation of the warrant liability of $959,320. For the year ended December 31, 2015 there was a gain recognized from the revaluation of the warrant liability of $66,809.

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

During the three months ended June 30, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,000,000. The Company accepted subscriptions, in the aggregate, for 2,000,000 shares of common stock and five year warrants to purchase 2,000,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $3.00 per share. The purchase price for each share of common stock together with the warrants was $2.50. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $650,000 and issued five year fully vested warrants to purchase 300,000 shares of common stock with an exercise price of $2.50 to Network 1 Financial Securities, Inc., which represents 15% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc. During the three months ended September 30, 2014, the Company commenced a private offering of up to $15 million of common stock and five-year warrants to accredited investors. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. During the three months ended September 30, 2014, the Company received subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock for an aggregate of $3,586,300. Investors will receive five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. The Company plans to use the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. is serving as placement agent for the offering. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock subscribed for by investors solicited by Network 1 Financial Securities, Inc. During the three months ended December 31, 2014 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,198,300. The Company accepted subscriptions, in the aggregate, for 4,198,300 shares of common stock and five year warrants to purchase 2,099,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. The Company used the proceeds for working capital and other general corporate purposes. Network 1 Financial Securities, Inc. served as placement agent for the offering. In connection with the offering, the Company paid $545,779 and issued five year fully vested warrants to purchase 419,830 shares of common stock with an exercise price of $1.25 to Network 1 Financial Securities, Inc., which represents 10% of the total number of shares of common stock sold to investors solicited by Network 1 Financial Securities, Inc.

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

Private Offering of Convertible Preferred Stock with Warrants

(d) In March and April 2010, the Company issued 8% Convertible Preferred Stock with warrants. The Company determined that warrants issued with the 8% Convertible Preferred Stock should be classified as liabilities in accordance with ASC 815 because the warrants in question contain exercise price reset features that require the exercise price of the warrants be adjusted if the Company issues certain other equity related instruments at a lower price per share. The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. During the three months ended December 31, 2013, 1,146,662 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised of $765,997 was reclassified into additional paid-in capital. For the year ended December 31, 2013 there was a loss recognized from the revaluation of the warrant liability of $6,911,583. During the three months ended March 31, 2014, 1,756,665 of the warrants included in the warrant liability were exercised. During the three months ended June 30, 2014, 133,232 of the warrants included in the warrant liability were exercised. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $2,377,133 was reclassified into additional paid-in capital. For the year ended December 31, 2014 there was a gain recognized from the revaluation of the warrant liability of $4,222,519. During the three months ended March 31, 2015, the remaining warrants included in the warrant liability were forfeited so no more 2010 warrants remain. For the year ended December 31, 2015 there was a gain recognized from the revaluation of the warrant liability of $79,751.

Dividends on the 8% Convertible Preferred Stock accrued at an annual rate of 8% of the original issue price and are payable in either cash or common stock. If the dividend is paid in common stock, the number of shares of common stock will equal the quotient of the amount of cash dividends divided by the market price of the stock on the dividend payment date. The dividends are payable quarterly on the 15th day after the quarter-end. The Company has a deficit and, as a result, the dividends are recorded against additional paid-in capital in January 2013, the Company issued 61,022 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of January 15, 2013. At March 31, 2013, the Company recognized dividends of $21,921 which are included in dividends on preferred stock on the consolidated statement of operations. In April 2013, the Company issued 29,384 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of April 15, 2013. At June 30, 2013, the Company recognized dividends of $22,164 which are included in dividends on preferred stock on the consolidated statement of operations. In July 2013, the Company issued 34,598 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of July 15, 2013. At September 30, 2013, the Company recognized dividends of $10,586 which are included in dividends on preferred stock on the consolidated statement of operations. In October 2013, the Company issued 12,066 shares of common stock in dividends on preferred stock in lieu of cash dividends due as of October 15, 2013. At December 31, 2013, the Company recognized no dividends due because of the full conversion of preferred stock to common stock as of December 31, 2013.

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

On July 22, 2013 the Company entered into a Purchase Agreement with Alpha Capital Anstalt pursuant to which the Company may, in the Company’s sole discretion, direct the purchase up to $30,000,000 of the Company’s common stock over the 30-month term of the Purchase Agreement. From time to time during the term of the Purchase Agreement, the Company may, in its sole discretion direct the purchase up to 100,000 shares of the Company’s common stock at a per share purchase price equal to the lesser of (i) the lowest sale price of the Company’s common stock reported on the OTCQB or NYSE MKT on the purchase date and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. The Company may, under certain circumstances, at its discretion, increase the amount of common stock that it sells on each purchase date. The committed obligation under any single regular purchase shall not exceed $250,000, unless the parties mutually agree to increase the dollar amount of any regular purchase. In no event may Alpha Capital Anstalt purchase shares of the Company’s common stock for less than $0.75 per share. In consideration of entering into the Purchase Agreement and making the commitment to purchase the Purchase Shares, the Company issued 250,000 shares of the Company’s common stock to Alpha Capital Anstalt. Costs charged to operations for this commitment fee were $162,500. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without cost to the Company. As of December 31, 2015, the Company had the full amount of the Purchase Agreement available for use. On January 22, 2016, our agreement with Alpha Capital Anstalt expired.

Public Offerings of Common Stock and Warrants

(g) On June 24, 2015, the Company completed a public offering of common stock and warrants for gross proceeds of $13,151,250 (the “Offering”). The Offering consisted of 17,500,000 shares of common stock and warrants to purchase 17,500,000 shares of common stock with a public offering price of $0.75 for a fixed combination of one share of common stock and a warrant to purchase one share of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the Offering. The warrants have an exercise price of $0.85 per share. The warrants met the criteria for equity treatment. At the closing, the underwriters exercised their over-allotment option with respect to warrants to purchase up to an additional 2,625,000 shares of common stock at $0.01 per warrant. The warrants issued in the Offering began trading on the NYSE MKT on June 22, 2015, under the ticker symbol “PVCTWS.” The Company used the proceeds of the Offering for clinical development, working capital and general corporate purposes. Maxim Group LLC acted as sole book-running manager for the Offering. In connection with the Offering, the Company paid $1,052,100 to Maxim Group LLC. As of December 31, 2015, 20,125,000 tradable warrants are outstanding.

4. Stock Incentive Plan and Warrants

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

Options granted under the 2002 Stock Plan and under the 2012 Stock Plan were either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which were not incentive stock options. Options granted under the 2014 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted.

For stock options granted to employees during 2015, 2014 and 2013, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Weighted average fair value per options granted	$0.38	$0.77	$0.57
Significant assumptions (weighted average) risk-free interest rate at grant date	0.25%	0.25%	0.25%
Expected stock price volatility	90% – 92%	85% – 92%	83% – 85%
Expected option life (years)	10	10	10

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

One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750, 14,248 options at an exercise price of $0.75 per share of common stock for $10,686 and 600,000 options at an exercise price of $0.93 per share of common stock for $558,000 during the three months ended March 31, 2014. Another employee of the Company exercised 300,000 options at an exercise price of $1.10 per share of common stock for $330,000 during the three months ended March 31, 2014. Another employee of the Company exercised 189,624 options at an exercise price of $1.10 per share of common stock for $208,586 during the three months ended March 31, 2014. One employee of the Company forfeited 300,000 stock options on February 26, 2014. One employee of the Company exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. Another employee of the Company exercised 100,000 options at an exercise price of $1.25 per share of common stock for $125,000 during the three months ended June 30, 2014. A former non-employee member of the board of directors exercised 25,000 options at an exercise price of $0.95 per share of common stock for $23,750 during the three months ended June 30, 2014. One employee of the Company forfeited 25,000 stock options on May 27, 2014. On July 29, 2014, the Company issued a total of 150,000 stock options to its three re-elected non-employee members of the board of directors. All of the stock options issued in 2014 vested on the date of grant and have an exercise price equal to the fair market price on the date of issuance. One employee of the Company exercised 96,875 options at an exercise price of $0.64 per share of common stock for $62,000, and 126,361 options at an exercise price of $0.64 per share of common stock for $80,871 during the three months ended December 31, 2014. Three employees of the Company had options rescinded during the three months ended December 31, 2014 due to the terms of the settlement discussed in Note 9.

One employee of the Company exercised 185,000 options at an exercise price of $1.02 per share of common stock for $188,700 during the three months ended March 31, 2015. Another employee of the Company exercised 76,764 options at an exercise price of $0.64 per share of common stock for $49,129 during the three months ended March 31, 2015. Another employee of the Company exercised 33,334 options at an exercise price of $0.75 per share of common stock for $25,000 and 29,786 options at an exercise price of $0.94 per share of common stock for $27,999 during the three months ended March 31, 2015. One employee of the Company forfeited 300,000 stock options on January 7, 2015. Two employees and a former non-employee member of the board of the Company each forfeited 25,000 stock options on May 19, 2015 for a total of 75,000 options. Two employees of the Company each forfeited 300,000 stock options on May 25, 2015 for a total of 600,000 options. Two employees of the Company each forfeited 200,000 stock options on December 9, 2015 for a total of 400,000 options. One employee of the Company exercised 120,000 options at an exercise price of $1.02 per share of common stock for $122,400 during the three months ended December 31, 2015. Another employee of the Company exercised 145,214 options at an exercise price of $0.94 per share of common stock for $136,502 during the three months ended December 31, 2015. On December 9, 2015, the Company issued a total of 150,000 stock options to its three re-elected non-employee members of the board of directors and a total of 1,600,000 stock options to its four executive officers then in office. All of the stock options issued in 2015 vested on the date of grant and have an exercise price equal to $0.75 per share of common stock which is greater than the fair market price on the date of issuance.

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued. For purposes of estimating the fair value of each stock option on the date of grant, the Company utilized the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Included in the results for the year ended December 31, 2015, is $670,576 of stock-based compensation expense which relates to the fair value of stock options vested in 2015. Included in the results for the year ended December 31, 2014, is $115,645 of stock-based compensation expense which relates to the fair value of stock options vested in 2014. Included in the results for the year ended December 31, 2013, is $142,310 of stock-based compensation expense which relates to the fair value of stock options vested in 2013.

The following table summarizes the options granted, exercised, outstanding and exercisable as of December 31, 2013, 2014 and 2015:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2013	15,140,956	$0.32 – 1.50	$0.97
Granted	250,000	$0.67	$0.67
Exercised	(43,750)	$0.32 – 0.60	$0.48
Forfeited	(25,000)	$0.60	$0.60

Outstanding and exercisable at December 31, 2013	15,322,206	$0.62 – 1.50	$0.97

Outstanding at January 1, 2014	15,322,206	$0.62 – 1.50	$0.97
Granted	150,000	$0.88	$0.88
Settlement (Note 9)	(2,800,000)	$0.93 – 1.00	$0.97
Exercised	(1,502,108)	$0.64 – 1.25	$0.96
Forfeited	(325,000)	$0.95 – 1.10	$1.09

Outstanding and exercisable at December 31, 2014	10,845,098	$0.64 – 1.50	$0.97

Outstanding at January 1, 2015	10,845,098	$0.64 – 1.50	$0.97
Granted	1,750,000	$0.75	$0.75
Exercised	(590,098)	$0.64 – 1.02	$0.93
Forfeited	(1,375,000)	$0.62 – 0.94	$0.77

Outstanding and exercisable at December 31, 2015	10,630,000	$0.67 – 1.50	$0.96

The following table summarizes information about stock options outstanding at December 31, 2015 in order of issuance from oldest to newest.

Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining contractual Life	Outstanding Weighted Average Exercise price	Number Exercisable at December 31, 2015	Exercisable Weighted Average Exercise Price
$1.02	3,830,000	0.50 years	$1.02	3,830,000	$1.02
$1.50	200,000	1.50 years	$1.50	200,000	$1.50
$1.16	50,000	2.42 years	$1.16	50,000	$1.16
$1.00	150,000	2.50 years	$1.00	150,000	$1.00
$1.04	250,000	3.50 years	$1.04	250,000	$1.04
$1.16	250,000	4.50 years	$1.16	250,000	$1.16
$1.00	1,600,000	4.50 years	$1.00	1,600,000	$1.00
$1.04	250,000	5.50 years	$1.04	250,000	$1.04
$0.99	50,000	5.50 years	$0.99	50,000	$0.99
$0.93	1,600,000	5.67 years	$0.93	1,600,000	$0.93
$0.93	50,000	6.38 years	$0.93	50,000	$0.93
$0.84	200,000	6.50 years	$0.84	200,000	$0.84
$0.67	250,000	7.71 years	$0.67	250,000	$0.67
$0.88	150,000	8.67 years	$0.88	150,000	$0.88
$0.75	1,750,000	9.96 years	$0.75	1,750,000	$0.75

	10,630,000	4.92 years	$0.96	10,630,000	$0.96

The weighted-average grant-date fair value of options granted during 2015 was $0.38. The total intrinsic value of options exercised during the year ended December 31, 2015 which were in the money was $16,151.

The weighted-average grant-date fair value of options granted during 2014 was $0.77. The total intrinsic value of options exercised during the year ended December 31, 2014 which were in the money was $1,327,300.

The weighted-average grant-date fair value of options granted during 2013 was $0.57. The total intrinsic value of options exercised during the year ended December 31, 2013 which were in the money was $7,000.

The following is a summary of nonvested stock option activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	1,750,000	$0.38
Vested	(1,750,000)	$0.38
Canceled	—	—

Nonvested at December 31, 2015	—	$—

As of December 31, 2015, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

The following is a summary of the aggregate intrinsic value of shares outstanding and exercisable at December 31, 2015. The aggregate intrinsic value of stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options which are in the money.

	Number of Shares	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2015	10,630,000	$0

The following table summarizes the warrants granted, exercised, outstanding and exercisable as of December 31, 2013, 2014 and 2015.

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2013	30,038,017	$0.68 – 2.00	$1.05
Granted	53,675,050	$0.68 – 1.12	$1.00
Exercised	(8,379,845)	$0.68 – 1.25	$0.93
Forfeited	(2,295,806)	$0.68 – 1.12	$0.87

Outstanding and exercisable at December 31, 2013	73,037,416	$0.68 – 2.00	$1.03

Outstanding at January 1, 2014	73,037,416	$0.68 – 2.00	$1.03
Granted	9,415,673	$1.00 – 3.00	$1.61
Exercised	(17,524,498)	$0.68 – 1.50	$1.01
Forfeited	(1,692,635)	$0.95 – 1.25	$1.07

Outstanding and exercisable at December 31, 2014	63,235,956	$0.68 – 3.00	$1.12

Outstanding at January 1, 2015	63,235,956	$0.68 – 3.00	$1.12
Granted	23,145,962	$0.85 – 1.25	$0.88
Forfeited	(6,260,323)	$0.95 – 1.50	$1.10

Outstanding and exercisable at December 31, 2015	80,121,595	$0.68 – 3.00	$1.05

The following table summarizes information about warrants outstanding at December 31, 2015.

Exercise Price	Number Outstanding and Exercisable at December 31, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.68	134,994	0.00	$0.68
$0.85	20,125,000	4.50	$0.85
$1.00	47,125,026	2.61	$1.00
$1.12	1,337,035	1.33	$1.12
$1.25	8,176,540	2.82	$1.25
$1.50	400,000	0.83	$1.50
$1.75	200,000	0.00	$1.75
$2.00	323,000	1.25	$2.00
$2.50	300,000	3.33	$2.50
$3.00	2,000,000	3.33	$3.00

	80,121,595	3.08	$1.05

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

On March 15, 2016, the Audit Committee made the following findings related to travel expense advances to its former Chief Executive Officer and Chairman of the Board of Directors, Dr. Dees: (1) in 2015, Dr. Dees received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, Dr. Dees received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, Dr. Dees received $752,034 for travel expense advances; no receipts were submitted by Dr. Dees for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. The Company intends to pursue collection efforts on all of Dr. Dees’ unsubstantiated travel expenses, including those which did not appear to be authentic. The travel expense advances to Dr. Dees could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it were determined that these advances violated the prohibitions of Section 402 from making personal loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these advances.

6. Income Taxes

Reconciliations between the statutory federal income tax rate and the Company’s effective tax rate follow:

	2015		2014		2013
Years Ended December 31,	Amount	%	Amount	%	Amount	%
Federal statutory rate	$(8,331,000)	(34.0)	$(3,483,000)	(34.0)	$(9,417,000)	(34.0)
State taxes	(1,103,000)	(4.5)	(461,000)	(4.5)	(1,246,000)	(4.5)
Adjustment to valuation allowance	9,490,000	38.7	4,862,000	47.7	5,015,000	18.1
Non-deductible compensation	—	—	—	—	—	—
(Gain) loss on warrant liability	(56,000)	(0.2)	(918,000)	(9.2)	5,648,000	20.4

Actual tax benefit	$—	—	$—	—	$—	—

The components of the Company’s deferred income taxes are summarized below:

December 31,	2015	2014
Deferred tax assets
Net operating loss carry-forwards	$42,457,000	$34,046,000
Theft loss	963,000	—
Stock-based compensation	6,602,000	6,344,000
Warrants for services	5,633,000	5,421,000

Deferred tax asset	55,655,000	45,811,000
Deferred tax liabilities
Patent amortization	(1,121,000)	(1,380,000)
Valuation allowance	(54,534,000)	(44,431,000)

Net deferred taxes	$—	$—

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the development stage and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a full valuation allowance for the net deferred tax asset.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $110 million, expiring in 2022 through 2035. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company completed a Section 382 study for the period from inception through the year ended December 31, 2014 and recorded a limitation of $3.2 million to their net operating loss carry-forward.

The Company has determined that there are no uncertain tax positions as of December 31, 2015 or 2014 and does not expect any significant change within the next year.

7. 401(K) Profit Sharing Plan

Contributions made by the Company totaled approximately $212,000, $320,000 and $226,000 in 2015, 2014 and 2013, respectively.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments which are considered Level 1, including Cash and cash equivalents and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants. Significant assumptions used are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
2010 Warrants:
Weighted average term	N/A	0.2 years	1.2 years
Probability the warrant exercise price would be reset	N/A	5%	5%
Volatility	N/A	63.7%	66.5% to 69.5%
Risk free interest rate	N/A	0.03% to 0.04%	0.13% to 0.38%
2011 Warrants:
Weighted average term	0 years	1.0 years	2.0 years
Probability the warrant exercise price would be reset	5%	5%	5%
Volatility	40.4%	159.2%	64.7%
Risk free interest rate	0.13%	0.25%	0.38% to 0.78%
2013 Warrants:
Weighted average term	N/A	N/A	4.1 years
Probability the warrant exercise price would be reset	N/A	N/A	5%
Volatility	N/A	N/A	67.2%
Risk free interest rate	N/A	N/A	0.78% to 1.78%

At December 31, 2015 there are no remaining 2010 or 2013 warrants and therefore no associated warrant liability.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2015	$—	$—	$—	$—
Warrant liability at December 31, 2014	$146,560	$—	$—	$146,560

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2014 to December 31, 2015 follows:

Balance at January 1, 2014	$12,866,572
Issuance of warrants	—
Net gain included in earnings	(2,384,393)
Exercise of warrants	(10,335,619)

Balance at December 31, 2014	$146,560

Balance at January 1, 2015	$146,560
Issuance of warrants	—
Net gain included in earnings	(146,560)
Exercise of warrants	—

Balance at December 31, 2015	$—

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014. The Company is seeking reimbursement of the full amount from insurance and if the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of Dr. Dees.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $103,969 of the settlement discount was amortized as of December 31, 2015. The remaining balance due the Company as of December 31, 2015 is $2,511,735, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $197,686. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company.

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

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015, and discussions are continuing. On January 28, 2016, a settlement terms sheet (the “Terms Sheet”) was executed by counsel for the Company and counsel for the Lead Plaintiff in the consolidated Federal Class Actions.

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Federal Class Actions, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier will pay the total amount of $3.5 Million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Federal Class Actions. The Company has determined that it is probable that the Company will pay $1.85 Million of the total, which has been accrued at December 31, 2015. The insurance carrier will pay $1.65 Million of the total directly to the plaintiff’s trust escrow account and it will not pass through the Company. Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Federal Class Actions will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Federal Class Actions and the Federal Class Actions will be fully concluded. If the court does not give final approval of the Settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

A Stipulation of Settlement encompassing the details of the Settlement and procedures for preliminary and final court approval was filed on March 8, 2016. The Stipulation of Settlement incorporates the provisions of the Terms Sheet and provides for the procedures for providing notice to stockholders who bought or sold stock of the Company during the class period. The Stipulation of Settlement provides for (1) the methodology of administering and calculating claims, final awards to stockholders, and supervision and distribution of the Settlement Funds and (2) the procedure for preliminary and final approval of the settlement of the Federal Class Action. The court in the Federal Class Action has set April 7, 2016 for a hearing on preliminary settlement approval. If the Settlement is not approved and consummated, the Company intends to defend vigorously against all claims in the Consolidated Complaint.

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

As in the Hurtado, Montiminy, and Foley Shareholder Derivative Lawsuits, no relief is sought against the Company itself; the action is against the Individual Defendants only.

10. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements. As of December 28, 2015, we had outstanding Existing Warrants to purchase an aggregate of 59,861,601 shares of Common Stock, which were issued between January 6, 2011 and November 1, 2015 in transactions exempt from registration under the Securities Act. Each Existing Warrant has an exercise price of between $1.00 and $3.00 per share (not taking into account the discounted exercise price), and expires between January 6, 2016 and November 1, 2020. On December 31, 2015, we offered pursuant to an Offer Letter/Prospectus 59,861,601 shares of our Common Stock for issuance upon exercise of the Existing Warrants. The shares issued upon exercise of the Existing Warrants are unrestricted and freely transferable. There is no established trading market for the Existing Warrants. The Offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the Offer Period for early exercise were able to do so at a discounted exercise price of $0.50 per share. The modification of the exercise price of the Existing Warrants and the Replacement Warrants are treated as an inducement to enter into the exchange offer and will be accounted for as of the closing date. Each Existing Warrant holder who tendered Existing Warrants for early exercise during the Offer Period received, in addition to the shares of Common Stock purchased upon exercise, an equal number of Replacement Warrants. Each Replacement Warrant has a cash exercise price of $0.85 per share and will expire on June 19, 2020, unless sooner exercised. The exchange offer expired at 4:00 p.m., Eastern Time, on March 28, 2016. Approximately $4.0 Million in gross proceeds were received upon closing of the exchange offer.

Under the terms of the Amended and Restated Executive Employment Agreement entered into by Craig Dees and the Company on April 28, 2014 (the “Agreement”), Dr. Dees is owed no severance payments as a result of his resignation on February 27, 2016 as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Agreement. Under section 6 of the Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment. As reported in the Company’s press release furnished with the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2016, in connection with the resignation of Dr. Dees as the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was effective February 27, 2016, the Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. On March 15, 2016, the Audit Committee completed this investigation and made the following findings: (1) in 2015, Dr. Dees received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, Dr. Dees received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, Dr. Dees received $752,034 for travel expense advances; no receipts were submitted by Dr. Dees for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. The Company intends to pursue collection efforts on all of Dr. Dees’ unsubstantiated travel expenses, including those which did not appear to be authentic. The Company treats all relevant travel expenses of Dr. Dees as a theft loss and therefore any uncollectible amounts will be treated as income to Dr. Dees and a Form 1099 MISC will be issued by the Company to him in 2016 in that regard.

11. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2015 and 2014:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$—	$—	$—	$—
Total operating loss not including gain on settlement	(4,620)	(4,592)	(5,779)	(9,663)
Other income (expense), net	95	47	(1)	11

Net income (loss)	(4,525)	(4,545)	(5,780)	(9,652)

Net income (loss) applicable to common stockholders	$(4,525)	$(4,545)	$(5,780)	$(9,652)

Basic and diluted income (loss) per common share	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	185,196	187,793	204,610	204,735

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$—	$—	$—	$4,178
Total operating loss not including gain on settlement	(4,382)	(4,160)	(3,826)	(4,443)
Other income (expense), net	(2,285)	3,517	77	1,081

Net income (loss)	(6,667)	(643)	(3,749)	816

Net income (loss) applicable to common stockholders	$(6,667)	$(643)	$(3,749)	$816

Basic and diluted income (loss) per common share	$(0.04)	$(0.00)	$(0.02)	$0.00
Weighted average number of common shares outstanding – basic and diluted	168,860	175,554	179,089	182,057

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.2	Certificate of Amendment to Certificate of Incorporation of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K filed with the SEC on March 12, 2015)

3.3	Certificate of Designation for the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.4	Certificate of Designation for the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014)

4.1	Specimen certificate for the Company’s common shares, $.001 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.3	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Warrant issued to Lincoln Park Capital, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.6	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

4.7	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 28, 2013).

4.8	Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on June 19, 2015)

4.9	First Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015)

4.10	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015)

4.11	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015)

10.1*	Amended and Restated 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2012).

Exhibit No.	Description

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and H. Craig Dees (incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.5	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

10.6	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

10.7	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.8	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.9	Form of Securities Purchase Agreement by an among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.10	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on March 12, 2010).

10.11	Form of Securities Purchase Agreement by and among the Company and the investors set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.12	Form of Registration Rights Agreement by and among the Company and the stockholders set forth on the signature pages affixed thereto used in connection with the offering of the Series A 8% Convertible Preferred Stock and related warrants (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on February 28, 2013).

10.13*	Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.14*	Executive Employment Agreement by and between the Company and Eric Wachter, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.15*	Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.15 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

10.16*	Executive Employment Agreement by and between the Company and Peter Culpepper dated April 28, 2014 (incorporated by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K filed with the SEC on April 30, 2014).

Exhibit No.	Description

10.17	2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2014).

10.18	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 30, 2014).

10.19	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed on August 7, 2014).

10.20	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed on March 16, 2011).

23†	Consent of Independent Registered Public Accounting Firm

31†	Certification of Interim CEO and CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.