Form 10-Q
period 2016-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2016-05-10
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 5, 2016, was 212,829,352.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with the fully enrolled phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary to complete (versus interim data alone);

•	our determination whether to license PV-10, our melanoma drug product candidate, and other solid tumors such as cancers of the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as cancers of the liver;

•	our ability to license our dermatology drug product candidate, PH-10, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,760,997	$14,178,902
Short-term receivable — settlement	350,000	500,000
Other current assets	336,891	41,192

Total Current Assets	10,447,888	14,720,094
Equipment and furnishings, less accumulated depreciation of $454,524 and $451,028, respectively	81,649	85,145
Patents, net of amortization of $8,970,637 and $8,802,857, respectively	2,744,808	2,912,588
Long-term receivable — reimbursable legal fees, net of reserve for uncollectibility	683,250	683,250
Long-term receivable — settlement, net of discount	2,034,289	2,011,735
Other assets	27,000	27,000

Total Assets	$16,018,884	$20,439,812

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$1,397,867	$1,887,171
Accrued consulting expense	123,845	133,282
Accrued settlement expense	—	1,850,000
Other accrued expenses	312,924	252,418

Total Current Liabilities	1,834,636	4,122,871

Commitments and Contingencies Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock; par value $.001 per share; 400,000,000 authorized; 212,829,352 and 204,979,100 shares issued and outstanding, respectively	212,829	204,979
Paid-in capital	203,273,872	196,908,112
Accumulated deficit	(189,302,453)	(180,796,150)

Total Stockholders’ Equity	14,184,248	16,316,941

	$16,018,884	$20,439,812

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating expenses
Research and development	$2,407,984	$2,448,486
General and administrative	6,099,232	2,171,985

Total operating loss	(8,507,216)	(4,620,471)
Investment income	913	1,338
Gain (loss) on change in fair value of warrant liability	—	94,026

Net loss	$(8,506,303)	$(4,525,107)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	205,278,509	185,196,323

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows From Operating Activities
Net loss	$(8,506,303)	$(4,525,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,496	3,189
Amortization of patents	167,780	167,780
Warrant incentive expense	2,718,407	—
Issuance of stock for services	20,163	64,000
Issuance of warrants for services	—	1,632
Gain on change in fair value of warrant liability	—	(94,026)
Increase (decrease) in operating assets
Settlement receivable	127,446	266,667
Other current assets	(295,699)	(245,668)
Increase (decrease) in operating liabilities
Accounts payable	(489,304)	211,799
Accrued settlement expense	(1,850,000)	—
Accrued expenses	51,069	(37,082)

Net cash used in operating activities	(8,052,945)	(4,186,816)

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	—	675,120
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	3,635,040	—
Proceeds from exercises of warrants and stock options	—	290,828

Net cash provided by financing activities	3,635,040	965,948

Net change in cash and cash equivalents	(4,417,905)	(3,220,868)
Cash and cash equivalents, at beginning of period	14,178,902	17,391,601

Cash and cash equivalents, at end of period	$9,760,997	$14,170,733

Interest and Taxes:	$—	$—

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $9,760,997 at March 31, 2016, compared with $14,178,902 at December 31, 2015. As of April 30, 2016, the Company had approximately $8.0 million in cash and cash equivalents on hand. As a result of its ability to manage variable expenses and minimal fixed costs, the Company believes its cash and cash equivalents on hand at March 31, 2016 will be sufficient to meet its current and planned operating needs until at least 12 months from the date these financial statements are issued without consideration being given to additional cash inflows that might occur from the exercise of outstanding warrants or future sales of equity securities. Given the Company’s ability to curtail or defer certain controllable expenditures, management does not anticipate needing to raise additional capital to further develop PV-10 to treat locally advanced cutaneous melanoma, cancers of the liver, recurrent breast cancer, bladder cancer, lung cancer, pancreatic cancer, and other indications, although no assurance can be provided of this. However, significant funds will be needed for the Company to continue and complete its Phase III clinical trials.

Management believes that the Company has access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance provided that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise capital, it may be forced to implement significant cost cutting measures as early as of the end of the second quarter of 2016.

3. Nature of Operations and Significant Accounting Policies

Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is a biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates, or sell or license the Company’s over-the-counter (“OTC”) products or non-core technologies.

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: amortization of patents, payroll, consulting and contract labor, lab supplies and pharmaceutical preparations, legal, insurance, rent and utilities, and depreciation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-03, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the conversion of the exercise of stock options and warrants from the calculation of net loss per share as their effect would be anti-dilutive. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at March 31, 2016 and 2015, respectively, relate to 79,541,012 and 60,010,658 from warrants, and 10,630,000 and 10,220,214 from options.

4. Equity Transactions

(a) During the three months ended March 31, 2016, the Company issued 51,745 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $20,163. During the three months ended March 31, 2015, the Company issued 75,000 shares of common stock to consultants in exchange for services. Consulting costs charged to operations were $64,000.

(b) During the three months ended March 31, 2016, 1,048,494 warrants expired. During the three months ended March 31, 2015, the Company issued 3,000 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $1,632. During the three months ended March 31, 2015, 3,693,898 warrants expired.

(c) As of December 28, 2015, the Company had outstanding warrants to purchase an aggregate of 59,861,601 shares of common stock, which were issued between January 6, 2011 and November 1, 2015 in transactions exempt from registration under the Securities Act (the “Existing Warrants”). Each Existing Warrant has an exercise price of between $1.00 and $3.00 per share (not taking into account the discounted exercise price), and expires between January 6, 2016 and November 1, 2020. On December 31, 2015, the Company offered pursuant to an Offer Letter/Prospectus 59,861,601 shares of our common stock for issuance upon exercise of the Existing Warrants. The shares issued upon exercise of the Existing Warrants are unrestricted and freely transferable. The Offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the Offer Period for early exercise were able to do so at a discounted exercise price of $0.50 per share. Each Existing Warrant holder who tendered Existing Warrants for early exercise during the Offer Period received, in addition to the shares of Common Stock purchased upon exercise, an equal number of new warrants to purchase common stock, with an exercise price of $0.85 per share, expiring June 19, 2020 (the “Replacement Warrants”). The modification of the exercise price of the Existing Warrants and the Replacement Warrants are treated as an inducement to enter into the exchange offer and were accounted for as of the closing date. The exchange offer expired at 4:00 p.m., Eastern Time, on March 28, 2016. The Company accepted for purchase approximately 7,798,507 Existing

Warrants properly tendered, resulting in the issuance of approximately 7,798,507 shares of common stock upon exercise of Existing Warrants and the issuance of approximately 7,798,507 Replacement Warrants, resulting in gross proceeds of $3,899,254 upon closing of the exchange offer. Maxim Group LLC and Network 1 Financial Securities, Inc. received a total of $264,214 in placement agent fees and 467,910 warrants with a cash exercise price of $0.85 per share which expire on June 19, 2020, unless sooner exercised. In connection with the exchange offer, a warrant incentive expense totaling $2,718,407 was recorded. The value was determined using the Black-Scholes option-pricing model between the Existing Warrants exchanged and the common stock and Replacement Warrants received.

5. Related Party Transactions

Under the terms of the Amended and Restated Executive Employment Agreement entered into by Dr. H. Craig Dees and the Company on April 28, 2014 (the “Agreement”), Dr. Dees is owed no severance payments as a result of his resignation on February 27, 2016 as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Agreement. Under section 6 of the Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment. As reported in the Company’s press release furnished with the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2016, in connection with the resignation of Dr. Dees as the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was effective February 27, 2016, the Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. On March 15, 2016, the Audit Committee completed this investigation and made the following findings: (1) in 2015, Dr. Dees received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, Dr. Dees received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, Dr. Dees received $752,034 for travel expense advances; no receipts were submitted by Dr. Dees for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. In addition, the Company advanced travel expenses to Dr. Dees in the amount of $56,627 in the first quarter of 2016 prior to his resignation and prior to the completion of the Company’s investigation. The Company has filed a lawsuit in the United States District Court for the Eastern District of Tennessee seeking to collect all of Dr. Dees’ unsubstantiated travel expenses, including those which did not appear to be authentic. See Note 6, “Litigation—Dees Collection Lawsuit.”

6. Litigation

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

In April 2013, the Company’s Board of Directors appointed a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. At that time, the Company established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy. On February 21, 2014, an Amended Shareholder Derivative Complaint was filed which added Don B. Dale (“Mr. Dale”) as a plaintiff.

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

By entering into the Settlement, the settling parties resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval.

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015 and is recorded as long-term receivable at March 31, 2016. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of Dr. Dees. As of March 31, 2016, the Company has the net amount of the receivable of $683,250 included in long term assets on its condensed balance sheet.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $150,000 was repaid by the Executives during the three months ended March 31, 2016. An additional $22,554 of the settlement discount was amortized as of March 31, 2016. $103,969 of the settlement discount was amortized as of December 31, 2015. The remaining balance due the Company as of March 31, 2016 is $2,384,289, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $175,132. The remaining balance due the Company as of December 31, 2015 is $2,511,735, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $197,686. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company.

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

On April 6, 2015, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the Securities Litigation, alleging that Provectus and the other individual defendants made knowingly false representations about the likelihood that PV-10 would be approved as a candidate for BTD, and that such representations caused injury to Lead Plaintiff and other shareholders. The Consolidated Complaint also added Eric Wachter as a named defendant.

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus replied to the Response on September 18, 2015.

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015. On January 28, 2016, a settlement terms sheet (the “Terms Sheet”) was executed by counsel for the Company and counsel for the Lead Plaintiff in the consolidated Securities Litigation.

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Securities Litigation, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier agreed to pay the total amount of $3.5 million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Securities Litigation. The Company has determined that it is probable that the Company will pay $1.85 million of the total, which has been accrued at December 31, 2015 and was paid in March 2016. The insurance carrier will pay $1.65 million of the total directly to the plaintiff’s trust escrow account and it will not pass through the Company. Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Securities Litigation will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Securities Litigation and the Securities Litigation will be fully concluded. If the court does not give final approval of the settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

A Stipulation of Settlement encompassing the details of the settlement and procedures for preliminary and final court approval was filed on March 8, 2016. The Stipulation of Settlement incorporates the provisions of the Terms Sheet and includes the procedures for providing notice to stockholders who bought or sold stock of the Company during the class period. The Stipulation of Settlement further provides for (1) the methodology of administering and calculating claims, final awards to stockholders, and supervision and distribution of the Settlement Funds and (2) the procedure for preliminary and final approval of the settlement of the Securities Litigation.

On April 7, 2016, the court in the Securities Litigation held a hearing on preliminary approval of the settlement, entered an order preliminarily approving the settlement, ordered that the class be notified of the settlement as set forth in the Stipulation of Settlement, and set a hearing on September 26, 2016 to determine whether the proposed settlement is fair, reasonable, and adequate to the class; whether the class should be certified and the plan of allocation of the Settlement Funds approved; whether to grant Lead Plaintiff’s request for expenses and Lead Plaintiff’s counsel’s request for fees and expenses; and whether to enter judgment dismissing the Securities Litigation as provided in the Stipulation of Settlement. If the settlement is not approved and consummated, the Company intends to defend vigorously against all claims in the Consolidated Complaint.

2014-2015 Derivative Lawsuits

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

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit. On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

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

As a nominal defendant, no relief is sought against the Company itself in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits.

While the parties to the Securities Litigation were negotiating and documenting the Stipulation of Settlement in the Securities Litigation, the parties to the Hurtado, Montiminy, and Foley Shareholder Derivative Lawsuits, through counsel, engaged in settlement negotiations as well. On or about April 11, 2016, the parties entered into a Stipulation of Settlement, which was filed with the United States District Court for the Eastern District of Tennessee on April 29, 2016.

Pursuant to the Stipulation of Settlement, the parties agreed to settle the cases, contingent upon the approval of the court. The Company agreed to implement certain corporate governance changes, including the adoption of a Disclosure Controls and Procedures Policy, and to use its best efforts to replace one of its existing directors with an independent outside director by June 30, 2017. The Company agreed to pay from insurance proceeds the amount of $300,000 to plaintiffs’ counsel in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits. The insurance carrier will pay directly to the plaintiff’s trust escrow account and it will not pass through the Company. Notice of the proposed settlement will be provided to shareholders as set forth in the Stipulation of Settlement. If the court enters final approval of the settlement, the Individual Defendants will be released from any and all claims in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits.

Dees Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife, Virginia L. Godfrey (“Godfrey” and together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company believes that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated October 3, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. We are seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, we are seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in our favor.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to our business. We have received a subpoena from the staff of the Securities and Exchange Commission related to the travel expense advancements and reimbursements received by H. Craig Dees, our former Chairman and Chief Executive Officer. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

7. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements.

Appointment of Interim Chief Financial Officer; Independent Contractor Agreement

On April 18, 2016, the Board the Company appointed John R. Glass, CPA, as the Company’s Interim Chief Financial Officer. In connection with the appointment, on April 19, 2016, the Company and Mr. Glass entered into an independent contractor agreement, pursuant to which Mr. Glass will serve as Interim Chief Financial Officer of the Company and will perform duties and services consistent with the position of chief financial officer for a public company. In consideration for such services, Mr. Glass will be paid $100 per hour. The Company will provide Mr. Glass with a per diem for meals on the days when he is rendering services and will reimburse Mr. Glass for all reasonable and necessary expenses relating to his provision of services under the independent contractor agreement. The Company also agreed to indemnify Mr. Glass for claims made against him based upon the performance of his services and to have him named as an additional named insured under the Company’s general liability and directors and officers liability insurance policies. The initial term of the independent contractor agreement is from April 19, 2016 to December 1, 2016, and thereafter will continue on a month to month basis unless terminated by either party upon 30 days prior written notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

Mr. Culpepper has agreed to serve as our Interim Chief Executive Officer until our Board of Directors completes its search process for a successor Chief Executive Officer to replace H. Craig Dees, Ph.D., who resigned effective February 27, 2016 as our Chief Executive Officer and Chairman of the Board of Directors. Our Board of Directors has also recently retained John R. Glass as our Interim Chief Financial Officer. We also plan to continue operating with our four primary consultants and various vendor relationships totaling sixty (60) full-time equivalents, and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Revenues

We had no revenue during the three months ended March 31, 2016 and 2015.

Research and Development

Research and development costs of $2,407,984 for the three months ended March 31, 2016 included amortization patents of $167,780, payroll of $317,053, consulting and contract labor of $1,736,129, legal of $81,955, insurance of $54,263, lab supplies and pharmaceutical preparations of $17,867, rent and utilities of $29,441, and depreciation expense of $3,496. Research and development costs of $2,448,486 for the three months ended March 31, 2015 included amortization patents of $167,780, payroll of $420,909, consulting and contract labor of $1,517,649, legal of $33,273, insurance of $36,001, lab supplies and pharmaceutical preparations of $250,396, rent and utilities of $19,289, and depreciation expense of $3,189. The research and development costs are consistent in the three months ended March 31, 2016 and 2015 due to the ongoing phase 3 study of PV-10 in locally advanced cutaneous melanoma, the phase 1b/2 combination study of PV-10 and Merck’s KEYTRUDA in late stage melanoma, and the preparation of the phase 1b/2 study of PV-10 in liver cancer.

General and Administrative

General and administrative expenses increased by $3,927,247 in the three months ended March 31, 2016 to $6,099,232 from $2,171,985 for the three months ended March 31, 2015. General and administrative expenses were very similar for both periods except for three primary accounts. Approximately $2.7 million in increased expense is due to the warrant incentive expense during the three months ended March 31, 2016 versus the three months ended March 31, 2015 described in Note 4(c) to the financial statements. Approximately $800,000 in increased expense is due to higher total of investor and public relations expense during the three months ended March 31, 2016 versus the three months ended March 31, 2015 due primarily to efforts to maximize the warrant exchange transaction described in Note 4(c) to the financial statements. Approximately $450,000 in increased expense is due to legal compliance during the three months ended March 31, 2016 versus the three months ended March 31, 2015 due primarily to increased legal costs associated with the audit committee’s investigation into Company procedures, policies and practices, including travel expense advancements and reimbursements received by H. Craig Dees, our former Chairman and Chief Executive Officer.

Investment Income

Investment income was insignificant in both the three months ended March 31, 2016 and 2015.

Gain/Loss on change in fair value of warrant liability

The change in fair value of warrant liability decreased by $94,026 in the three months ended March 31, 2016 to $0 from a gain of $94,026 for the three months ended March 31, 2015. This activity results from accounting for the warrant liability described in Note 4 to the financial statements.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $9,760,997 at March 31, 2016, compared with $14,178,902 at December 31, 2015. As of April 30, 2016, the Company had approximately $8.0 million in cash and cash equivalents on hand. As a result of its ability to manage variable expenses and minimal fixed costs, the Company believes its cash and cash equivalents on hand at March 31, 2016 will be sufficient to meet its current and planned operating needs until at least 12 months from the date these financial statements are issued without consideration being given to additional cash inflows that might occur from the exercise of outstanding warrants or future sales of equity securities. Given the Company’s ability to curtail or defer certain controllable expenditures, management does not anticipate needing to raise additional capital to further develop PV-10 to treat locally advanced cutaneous melanoma, cancers of the liver, recurrent breast cancer, bladder cancer, lung cancer, pancreatic cancer, and other indications, although no assurance can be provided of this. However, significant funds will be needed for the Company to continue and complete its Phase III clinical trials.

Management believes that the Company has access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance provided that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise capital, it may be forced to implement significant cost cutting measures as early as of the end of the second quarter of 2016.

We believe that our financial position and corporate governance are such that we will continue to meet the relevant listing requirements of NYSE MKT, although there can be no assurance that we will continue to be listed on NYSE MKT. We believe our efforts to obtain regulatory clarity will be helpful to facilitate transactions with potential partners. Additionally, we expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. The Company’s current cash position is sufficient to meet our obligations. In total, we have adequate funds to operate without a further injection of capital into 2017. We believe the existing cash position of the Company is sufficient to fund our operations through obtaining interim data from the ongoing phase 3 and phase 1b/2 melanoma studies as well as other planned programs including generating key liver data, and clinical mechanism of action data for both PV-10 and PH-10.

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

We also have begun to consider co-development transactions with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as systemic immunomodulatory agents, immune checkpoint inhibitors or systemic immunotherapies. Our recently announced joint patent issuance co-owned with Pfizer supports these efforts from an intellectual property protection perspective. And our recently initiated phase 1b/2 study combining PV-10 and Merck’s KEYTRUDA, a systemic immunotherapy also known as pembrolizumab, potentially demonstrates the relevance of PV-10 synergy with agents such as KEYTRUDA.

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

We have signed multiple advisory agreements with accomplished individuals and organizations to help identify partners, including collaborators, distribution and joint venture partners, and licensees for PV-10 in China, Brazil and Latin America in general, India and the Indian Subcontinent, MENAT, Russia, European Union (“EU”), Japan and North America. These agreements are intended to enhance our reach into key markets and will bolster our efforts in developing partnering opportunities in various countries in Asia including China, India, Russia and Japan, where we have held numerous detailed discussions with pharmaceutical companies over the last year, and now also in Brazil, Europe and elsewhere. We are already seeing the results of efforts to enter into partnerships from the activity in our electronic data room. The Company is not in discussions regarding the sale of its business, and there can be no assurance that the Company will be able to monetize PV-10 or PH-10 in the manner described herein.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2015 Form 10-K.

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $45,000 as of March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2016, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which are remeasured at each period end with the change in fair value recorded in the statement of operations. See Note 4 of the interim financial statements contained in this Quarterly Report on Form 10-Q.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our interim chief executive officer and interim chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the interim chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures are not effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at December 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Such material weaknesses continued to exist at March 31, 2016.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

In addition, the Company is in the process of replacing the independent consulting group previously utilized by management to aid in its documentation and testing of internal controls over financial reporting and appointed John Glass as our Interim Chief Financial Officer to assist in the organization and strategic operation of the Company as to its procedures and daily operations of the Company. The Company is also in the process of implementing many of the other recommendations made by counsel to the Audit Committee to remediate these issues, including the identification and recruitment of a permanent Chief Executive Officer and any other positions necessary. We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. The Company will continue to monitor the effectiveness of its internal control over financial reporting in the area affected by the material weakness discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by the Company’s management to remediate the material weakness.

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

In April 2013, the Company’s Board of Directors appointed a special litigation committee to investigate the allegations of the Shareholder Derivative Complaint and make a determination as to how the matter should be resolved. The special litigation committee conducted its investigation, and proceedings in the case were stayed pending the conclusion of the committee’s investigation. At that time, the Company established a reserve of $100,000 for potential liabilities because such is the amount of the self-insured retention of its insurance policy. On February 21, 2014, an Amended Shareholder Derivative Complaint was filed which added Don B. Dale (“Mr. Dale”) as a plaintiff.

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

By entering into the Settlement, the settling parties resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval.

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of Dr. Dees. As of March 31, 2016, the Company has the net amount of the receivable of $683,250 included in long term assets on its condensed balance sheet.

On October 3, 2014, the Settlement was effective and stock options for Drs. Dees and Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $150,000 was repaid by the Executives during the three months ended March 31, 2016. An additional $22,554 of the settlement discount was amortized as of March 31, 2016. $103,969 of the settlement discount was amortized as of December 31, 2015. The remaining balance due the Company as of March 31, 2016 is $2,384,289, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $175,132. The remaining balance due the Company as of December 31, 2015 is $2,511,735, including a reserve for uncollectibility of $870,578 in connection with the resignation of Dr. Dees, with a present value discount remaining of $197,686. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company.

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

On April 6, 2015, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the Securities Litigation, alleging that Provectus and the other individual defendants made knowingly false representations about the likelihood that PV-10 would be approved as a candidate for BTD, and that such representations caused injury to Lead Plaintiff and other shareholders. The Consolidated Complaint also added Eric Wachter as a named defendant.

On June 5, 2015, Provectus filed its Motion to Dismiss the Consolidated Complaint (the “Motion to Dismiss”). On July 20, 2015, the Lead Plaintiff filed his response in opposition to the Motion to Dismiss (the “Response”). Pursuant to order of the Court, Provectus replied to the Response on September 18, 2015.

On October 1, 2015, the Court entered an order staying a ruling on the Motion to Dismiss pending a mediation to resolve the Securities Litigation in its entirety. A mediation occurred on October 28, 2015. On January 28, 2016, a settlement terms sheet (the “Terms Sheet”) was executed by counsel for the Company and counsel for the Lead Plaintiff in the consolidated Securities Litigation.

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Securities Litigation, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier agreed to pay the total amount of $3.5 million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Securities Litigation. The Company has determined that it is probable that the Company will pay $1.85 million of the total, which has been accrued at December 31, 2015 and was paid in March 2016. The insurance carrier will pay $1.65 million of the total directly to the plaintiff’s trust escrow account and it will not pass through the Company. Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Securities Litigation will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Securities Litigation and the Securities Litigation will be fully concluded. If the court does not give final approval of the settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

A Stipulation of Settlement encompassing the details of the settlement and procedures for preliminary and final court approval was filed on March 8, 2016. The Stipulation of Settlement incorporates the provisions of the Terms Sheet and includes the procedures for providing notice to stockholders who bought or sold stock of the Company during the class period. The Stipulation of Settlement further provides for (1) the methodology of administering and calculating claims, final awards to stockholders, and supervision and distribution of the Settlement Funds and (2) the procedure for preliminary and final approval of the settlement of the Securities Litigation.

On April 7, 2016, the court in the Securities Litigation held a hearing on preliminary approval of the settlement, entered an order preliminarily approving the settlement, ordered that the class be notified of the settlement as set forth in the Stipulation of Settlement, and set a hearing on September 26, 2016 to determine whether the proposed settlement is fair, reasonable, and adequate to the class; whether the class should be certified and the plan of allocation of the Settlement Funds approved; whether to grant Lead Plaintiff’s request for expenses and Lead Plaintiff’s counsel’s request for fees and expenses; and whether to enter judgment dismissing the Securities Litigation as provided in the Stipulation of Settlement. If the settlement is not approved and consummated, the Company intends to defend vigorously against all claims in the Consolidated Complaint.

2014-2015 Derivative Lawsuits

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

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit. On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against H. Craig Dees, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

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

As a nominal defendant, no relief is sought against the Company itself in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits.

While the parties to the Securities Litigation were negotiating and documenting the Stipulation of Settlement in the Securities Litigation, the parties to the Hurtado, Montiminy, and Foley Shareholder Derivative Lawsuits, through counsel, engaged in settlement negotiations as well. On or about April 11, 2016, the parties entered into a Stipulation of Settlement, which was filed with the United States District Court for the Eastern District of Tennessee on April 29, 2016.

Pursuant to the Stipulation of Settlement, the parties agreed to settle the cases, contingent upon the approval of the court. The Company agreed to implement certain corporate governance changes, including the adoption of a Disclosure Controls and Procedures Policy, and to use its best efforts to replace one of its existing directors with an independent outside director by June 30, 2017. The Company agreed to pay from insurance proceeds the amount of $300,000 to plaintiffs’ counsel in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits. The insurance carrier will pay directly to the plaintiff’s trust escrow account and it will not pass through the Company. Notice of the proposed settlement will be provided to shareholders as set forth in the Stipulation of Settlement. If the court enters final approval of the settlement, the Individual Defendants will be released from any and all claims in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits.

Dees Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife, Virginia L. Godfrey (“Godfrey” and together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company believes that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated October 3, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. We are seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, we are seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in our favor.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to our business. We have received a subpoena from the staff of the Securities and Exchange Commission related to the travel expense advancements and reimbursements received by H. Craig Dees, our former Chairman and Chief Executive Officer. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1**	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 10, 2016	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Interim Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.