Form 10-Q
period 2016-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2016-08-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 5, 2016 was 212,829,352.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015), and the following:

•	our determination, based on guidance from the FDA, whether to proceed with or without a partner with the fully enrolled phase 3 trial of PV-10 to treat locally advanced cutaneous melanoma and the costs associated with such a trial if it is necessary to complete (versus interim data alone);

•	our determination whether to license PV-10, our investigational drug product for melanoma and other solid tumors such as cancers of the liver, if such licensure is appropriate considering the timing and structure of such a license, or to commercialize PV-10 on our own to treat melanoma and other solid tumors such as cancers of the liver;

•	our ability to license PH-10, our investigational drug product for dermatology, on the basis of our phase 2 atopic dermatitis and psoriasis results, which are in the process of being further developed in conjunction with mechanism of action studies; and

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own, although our expectation is to be acquired by a prospective pharmaceutical or biotech concern prior to commercialization.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$4,891,313	$14,178,902
Short-term receivable - settlement	200,000	500,000
Other current assets	316,585	41,192

Total Current Assets	5,407,898	14,720,094
Equipment and furnishings, less accumulated depreciation of $458,020 and $451,028, respectively	78,153	85,145
Patents, net of amortization of $9,138,417 and $8,802,857, respectively	2,577,028	2,912,588
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility	683,250	683,250
Long-term receivable – settlement, net of discount	2,055,547	2,011,735
Other assets	27,000	27,000

Total Assets	$10,828,876	$20,439,812

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$773,093	$1,887,171
Accrued consulting expense	192,000	133,282
Accrued settlement expense	—	1,850,000
Other accrued expenses	723,617	252,418

Total Current Liabilities	1,688,710	4,122,871

Commitments and Contingencies
Stockholders’ Equity
Preferred stock; par value $.001 per share; 25,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock; par value $.001 per share; 400,000,000 shares authorized; 212,829,352 and 204,979,100 shares issued and outstanding, respectively	212,829	204,979
Additional paid-in capital	203,273,872	196,908,112
Accumulated deficit	(194,346,535)	(180,796,150)

Total Stockholders’ Equity	9,140,166	16,316,941

Total Liabilities and Stockholders’ Equity	$10,828,876	$20,439,812

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating expenses
Research and development	$2,004,962	$2,224,623	$4,412,946	$4,673,109
General and administrative	3,039,874	2,367,041	9,139,106	4,539,026

Total operating loss	(5,044,836)	(4,591,664)	(13,552,052)	(9,212,135)
Investment income	754	1,147	1,667	2,485
Gain on change in fair value of warrant liability	—	45,568	—	139,594

Net loss	$(5,044,082)	$(4,544,949)	$(13,550,385)	$(9,070,056)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	212,829,352	187,792,643	209,053,930	186,501,656

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows From Operating Activities
Net loss	$(13,550,385)	$(9,070,056)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,992	6,378
Amortization of patents	335,560	335,560
Warrant incentive expense	2,718,407	—
Issuance of stock for services	20,163	127,000
Issuance of warrants for services	—	55,214
Gain on change in fair value of warrant liability	—	(139,594)
(Increase) decrease in assets
Settlement receivable	256,188	533,333
Other current assets	(275,393)	(207,801)
Increase (decrease) in liabilities
Accounts payable	(1,114,078)	77,836
Accrued settlement expense	(1,850,000)	—
Accrued expenses	529,917	62,918

Net cash used in operating activities	(12,922,629)	(8,219,212)

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	—	13,653,927
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	3,635,040	—
Proceeds from exercises of warrants and stock options	—	290,828

Net cash provided by financing activities	3,635,040	13,944,755

Net change in cash and cash equivalents	$(9,287,589)	$5,725,543
Cash and cash equivalents, at beginning of period	14,178,902	17,391,601

Cash and cash equivalents, at end of period	$4,891,313	$23,117,144

Interest and Taxes:	$—	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $4,891,313 at June 30, 2016, compared with $14,178,902 at December 31, 2015. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and raise additional capital.

Management believes that the Company has access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it may be forced to implement significant cost cutting measures as early as the third quarter of 2016.

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

Basic and Diluted Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants and stock options (using the treasury stock method). Diluted loss per share excludes the shares issuable upon the conversion of the exercise of stock options and warrants from the calculation of net loss per share as their effect would be anti-dilutive. Loss per share excludes the impact of outstanding options and warrants as they are antidilutive. Potential common shares excluded from the calculation at June 30, 2016 and 2015, respectively, relate to 77,874,686 and 79,680,528 from warrants, and 6,800,000 and 9,545,214 from options.

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

During the three months ended June 30, 2016, 1,757,253 warrants expired. During the three months ended June 30, 2016, employees of the Company forfeited 3,830,000 stock options. During the three months ended June 30, 2015, the Company issued 100,000 fully vested warrants to consultants in exchange for services, and charged to consulting costs $53,582. During the three months ended June 30, 2015, 1,161,790 warrants expired.

(c) As of December 28, 2015, the Company had outstanding warrants to purchase an aggregate of 59,861,601 shares of common stock, which were issued between January 6, 2011 and November 1, 2015 in transactions exempt from registration under the Securities Act (the “Existing Warrants”). Each Existing Warrant has an exercise price of between $1.00 and $3.00 per share, and expires between January 6, 2016 and November 1, 2020. On December 31, 2015, the Company offered pursuant to an Offer Letter/Prospectus 59,861,601 shares of its common stock for issuance upon exercise of the Existing Warrants. The shares issued upon exercise of the Existing Warrants are unrestricted and freely transferable. The Offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the Offer Period for early exercise were able to do so at a discounted exercise price of $0.50 per share. Each Existing Warrant holder who tendered Existing Warrants for early exercise during the Offer Period received, in addition to the shares of Common Stock purchased upon exercise, an equal number of new warrants to purchase common stock, with an exercise price of $0.85 per share, expiring June 19, 2020 (the “Replacement Warrants”). The modification of the exercise price of the Existing Warrants and the Replacement Warrants are treated as an inducement to enter into the exchange offer and were accounted for as of the closing date. The exchange offer expired at 4:00 p.m., Eastern Time, on March 28, 2016. The Company accepted for purchase approximately 7,798,507 Existing Warrants properly tendered, resulting in the issuance of approximately 7,798,507 shares of common stock upon exercise of Existing Warrants and the issuance of approximately 7,798,507 Replacement Warrants, resulting in gross proceeds of $3,899,254 upon closing of the exchange offer. Maxim Group LLC and Network 1 Financial Securities, Inc. received a total of $264,214 in placement agent fees and 467,910 warrants with a cash exercise price of $0.85 per share which expire on June 19, 2020, unless sooner exercised. In connection with the exchange offer, a warrant incentive expense totaling $2,718,407 was recorded. The value was determined using the Black-Scholes option-pricing model between the Existing Warrants exchanged and the common stock and Replacement Warrants received.

On May 13, 2016, the Company offered pursuant to an Offer Letter/Prospectus 51,149,594 shares of its common stock for issuance upon exercise of the Existing Warrants. The Offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the Offer Period for early exercise were able to do so at a discounted exercise price of $0.75 per share. Each Existing Warrant holder who tendered Existing Warrants for early exercise during the Offer Period were to receive, in addition to the shares of Common Stock purchased upon exercise, an equal number of new warrants to purchase common stock, with an exercise price of $0.85 per share, expiring June 19, 2020 (the “Replacement Warrants”). The exchange offer expired at 4:00 p.m., Eastern Time, on July 28, 2016 with no warrants tendered.

5. Related Party Transactions

Under the terms of the Amended and Restated Executive Employment Agreement entered into by Dr. H. Craig Dees, the Company’s former Chairman and Chief Executive Officer (“Former CEO”) and the Company on April 28, 2014 (the “Agreement”), the Former CEO is owed no severance payments as a result of his resignation on February 27, 2016. The Former CEO’s employment terminated with his resignation without “Good Reason” as that term is defined in the Agreement. Under section 6 of the Agreement, “Effect of Termination,” a resignation by the Former CEO without “Good Reason” terminates any payments due to the Former CEO as of the last day of his employment. As reported in the Company’s press release furnished with the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2016, in connection with the resignation of the Former CEO as the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was effective February 27, 2016, the Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. On March 15, 2016, the Audit Committee completed this investigation and made the following findings: (1) in 2015, the Former CEO received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, the Former CEO received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, the Former CEO received $752,034 for travel expense advances; no receipts were submitted by the Former CEO for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. In addition, the Company advanced travel expenses to the Former CEO in the amount of $56,627 in the first quarter of 2016 prior to his resignation and prior to the completion of the Company’s investigation. The Company has filed a lawsuit in the United States District Court for the Eastern District of Tennessee seeking to collect all of the Former CEO’s unsubstantiated travel expenses, including those which did not appear to be authentic. See Note 6, “Litigation—Collection Lawsuit.”

6. Litigation

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against the Former CEO, Timothy C. Scott, Eric A. Wachter, and Peter R.

Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant the Former CEO the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015 and is recorded as long-term receivable at June 30, 2016. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of the Former CEO. As of June 30, 2016, the Company has the net amount of the receivable of $683,250 included in long term assets on its condensed balance sheet.

On October 3, 2014, the Settlement was effective and stock options for the Former CEO, Dr. Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $150,000 was repaid by the Executives during the three months ended June 30, 2016, and a total of $300,000 was repaid for the six months ended June 30, 2016. An additional $21,258 of the settlement discount was amortized as of June 30, 2016, and a total of $43,812 was amortized for the six months ended June 30, 2016. $147,781 of the settlement discount was amortized as of June 30, 2016. The remaining balance due the Company as of June 30, 2016 is $2,255,547, including a reserve for uncollectibility of $870,578 in connection with the resignation of the Former CEO, with a present value discount remaining of $153,874. As a result of his resignation, the Former CEO is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by the Former CEO pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus the Former CEO’s proportionate share of the litigation costs is immediately due and payable. The Company sent the Former CEO a notice of default in March 2016 for the total amount he owes the Company.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, the Former CEO, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and seeking monetary damages. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD.

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

Pursuant to the Terms Sheet, the parties agree, contingent upon the approval of the court in the consolidated Securities Litigation, that the cases will be settled as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier agreed to pay the total amount of $3.5 million (the “Settlement Funds”) into an interest bearing escrow account upon preliminary approval by the court in the Consolidated Securities Litigation. The Company has determined that it is probable that the Company will pay $1.85 million of the total, which has been accrued at December 31, 2015 and was paid in March 2016. The insurance carrier will pay $1.65 million of the total directly to the plaintiff’s trust escrow account. Notice will be provided to shareholder members of the class. Shareholder members of the class will have both the opportunity to file claims to the Settlement Funds and to object to the settlement. If the court enters final approval of the settlement, the Securities Litigation will be dismissed with full prejudice, the Defendants will be released from any and all claims in the Securities Litigation and the Securities Litigation will be fully concluded. If the court does not give final approval of the settlement, the Settlement Funds, less any claims administration expenses, will be returned to the Company and its insurance carrier.

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

2014-2015 Derivative Lawsuits

On June 4, 2014, Karla Hurtado, derivatively on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the Middle District of Tennessee against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Hurtado Shareholder Derivative Lawsuit”). The Hurtado Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) abuse of control, both claims based on Ms. Hurtado’s allegations that the Individual Defendants (a) recklessly permitted the Company to make false and misleading disclosures and (b) failed to implement adequate controls and procedures to ensure the accuracy of the Company’s disclosures. On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee.

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit. On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On June 24, 2015, Sean Donato, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Former CEO, Timothy C. Scott, Jan. E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Donato Shareholder Derivative Lawsuit”). Other than the difference in the named plaintiff, the Donato Shareholder Derivative Lawsuit is virtually identical to the other pending derivative lawsuits. All of these cases assert claims against the Defendants for breach of fiduciary duties based on the Company’s purportedly misleading statements about the likelihood that PV-10 would be approved by the FDA. We are not in a position at this time to give you an evaluation of the likelihood of an unfavorable outcome, or an estimate of the amount or range of potential loss to the Company.

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

The United States District Court for the Eastern District of Tennessee preliminarily approved the settlement by order dated June 2, 2016. Pursuant to this court order, the notice to the class was filed with the Securities and Exchange Commission, published on the Company’s website, and posted on plaintiffs’ counsel’s websites by June 13, 2016. The Court set a final hearing on the fairness of the settlement to take place on August 26, 2016.

Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against the Former CEO and his wife together with the Former CEO, the “Defendants”). The Company alleges that between 2013 and the present, the Former CEO received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that the Former CEO did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company believes that the Former CEO created false receipts and documentation for the expenses and applied the funds to personal use. The Company and the Former CEO are parties to a Stipulated Settlement Agreement dated October 3, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against the Former CEO derivatively. Pursuant to the terms of the Kleba Settlement Agreement, the Former CEO agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, the Former CEO still owed the Company $2,267,750 under the Kleba Settlement Agreement. The Former CEO has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. The Company is seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, we are seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against the Former CEO in our favor.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to our business. The Company has received a subpoena from the staff of the Securities and Exchange Commission related to the travel expense advancements and reimbursements received by our Former CEO. At this time, the staff’s investigation into this matter remains ongoing. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

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

Peter R. Culpepper has agreed to serve as our Interim Chief Executive Officer until our Board of Directors completes its search process for a successor Chief Executive Officer to replace our Former CEO, who resigned effective February 27, 2016 as our Chief Executive Officer and Chairman of the Board of Directors. Our Board of Directors has also recently retained John R. Glass as our Interim Chief Financial Officer. We also plan to continue operating with our four primary consultants and various vendor relationships totaling sixty (60) full-time equivalents, and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

We believe that our investigational drugs PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida, M.D. Anderson in Houston, Texas, and the University of Illinois at Chicago. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which result in one or more license transactions with pharmaceutical and or biotech companies. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and June 30, 2015

Revenues

We had no revenue during the three and six months ended June 30, 2016 and 2015.

Research and Development

Research and development costs of $2,004,962 for the three months ended June 30, 2016 included patent amortization expense of $167,780, payroll of $214,088, consulting and contract labor of $1,451,745, legal of $64,455, insurance of $57,532, lab supplies and pharmaceutical preparations of $21,876, rent and utilities of $23,990, and depreciation expense of $3,496. Research and development costs of $2,224,623 for the three months ended June 30, 2015 included patent amortization expense of $167,780, payroll of $408,440, consulting and contract labor of $1,086,196, legal of $177,686, insurance of $30,833, lab supplies and pharmaceutical preparations of $328,408, rent and utilities of $22,091, and depreciation expense of $3,189. The overall decrease in research and development costs is due primarily to a decrease of approximately $200,000 in payroll due to the resignation of our Former CEO. The other research and development costs in total are consistent in the three months ended June 30, 2016 and 2015 due to the ongoing phase 3 study of PV-10 in locally advanced cutaneous melanoma, the phase 1b/2 combination study of PV-10 and Merck’s KEYTRUDA in late stage melanoma, and the preparation of the phase 1b/2 study of PV-10 in liver cancer.

Research and development costs of $4,412,946 for the six months ended June 30, 2016 included patent amortization expense of $335,560, payroll of $531,141, consulting and contract labor of $3,187,874, legal of $146,410, insurance of $111,795, lab supplies and pharmaceutical preparations of $39,743, rent and utilities of $53,431, and depreciation expense of $6,992. Research and development costs of $4,673,109 for the six months ended June 30, 2015 included patent amortization expense of $335,560, payroll of $829,349, consulting and contract labor of $2,603,845, legal of $210,959, insurance of $66,834, lab supplies and pharmaceutical preparations of $578,804, rent and utilities of $41,380, and depreciation expense of $6,378. The overall decrease in research and development costs is due primarily to a decrease of approximately $300,000 in payroll due to the resignation of our Former CEO. The other research and development costs in total are consistent in the six months ended June 30, 2016 and 2015 due to the ongoing phase 3 study of PV-10 in locally advanced cutaneous melanoma, the phase 1b/2 combination study of PV-10 and Merck’s KEYTRUDA in late stage melanoma, and the preparation of the phase 1b/2 study of PV-10 in liver cancer.

General and Administrative

General and administrative expenses increased by $672,833 in the three months ended June 30, 2016 to $3,039,874 from $2,367,041 for the three months ended June 30, 2015. General and administrative expenses were very similar for both periods except for two primary accounts. Approximately $200,000 in increased expense is due to higher total of investor and public relations expense during the three months ended June 30, 2016 versus the three months ended June 30, 2015 due primarily to efforts to maximize the visibility and awareness of the Company in the marketplace. Approximately $400,000 in increased expense is due to legal compliance during the three months ended June 30, 2016 versus the three months ended June 30, 2015 due primarily to increased legal costs associated with the audit committee’s investigation into Company procedures, policies and practices, including travel expense advancements and reimbursements received by our Former CEO, offset by savings in payroll and travel related expenses due to the resignation of our Former CEO.

General and administrative expenses increased by $4,600,080 in the six months ended June 30, 2016 to $9,139,106 from $4,539,026 for the six months ended June 30, 2015. General and administrative expenses were very similar for both periods except for three primary accounts. Approximately $2.7 million in increased expense is due to the warrant incentive expense during the six months ended June 30, 2016 versus the six months ended June 30, 2015, as described in Note 4(c) to the accompanying financial statements. Approximately $1.2 million in increased expense is due to higher total of investor and public relations expense during the six months ended June 30, 2016 versus the six months ended June 30, 2015 due primarily to efforts to maximize the warrant exchange transaction described in Note 4(c) to the accompanying financial statements. Approximately $600,000 in increased expense is due to legal compliance during the six months ended June 30, 2016 versus the six months ended June 30, 2015 due primarily to increased legal costs associated with the audit committee’s investigation into Company procedures, policies and practices, including travel expense advancements and reimbursements received by H. Craig Dees, our former Chairman and Chief Executive Officer, offset by savings in payroll and travel related expenses due to the resignation of our Former CEO.

Investment Income

Investment income was insignificant in both the three and six months ended June 30, 2016 and 2015.

Gain/Loss on Change in Fair Value of Warrant Liability

The change in fair value of warrant liability decreased by $45,568 in the three months ended June 30, 2016 to $0 from a gain of $45,568 for the three months ended June 30, 2015.

The change in fair value of warrant liability decreased by $139,594 in the six months ended June 30, 2016 to $0 from a gain of $139,594 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $4,891,313 at June 30, 2016, compared with $14,178,902 at December 31, 2015. The accompanying financial statements for the six months ended June 30, 2016 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $203 million as of June 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Significant funds will be needed for the Company to continue and complete its Phase 3 clinical trials.

Management believes that the Company has access to capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. We expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance provided that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it may be forced to implement significant cost cutting measures as early as the third quarter of 2016.

We continue to provide data on a confidential basis to both potential global and geographic partners for both PV-10 for oncology, and PH-10 for dermatology, via a secure electronic data room. We are encouraged by the number of companies doing due diligence on our technologies. For instance, we are discussing transactions with potential partners in China, India, Brazil and Russia.

We also announced throughout 2015 discussions continuing with Sinopharm-China State Institute of Pharmaceutical Industry (“Sinopharm-CSIPI”), the leader among all pharmaceutical research institutes in China, and Sinopharm A-THINK Pharmaceutical Co., Ltd. (“Sinopharm A-THINK”), the only injectable anti-tumor drug research and development, manufacture and distribution integrated platform within Sinopharm Group. The discussions are based on the frame of reference established in the original Memorandum of Understanding (“MOU”) signed in 2014 and extended since the passing of the original deadline. The original MOU was signed in August 2014, and, since then, the parties have sought to enter into a definitive licensing agreement, subject to additional negotiation, due diligence, and any required regulatory and corporate approvals.

Also we announced in July 2015 signing a Letter of Intent (the “LOI”) with Boehringer Ingelheim (China) Investment Co. Ltd. (“Boehringer”). The purpose of the LOI is to lay a foundation for the two parties to collaborate in bringing PV-10 to market in mainland China, Hong Kong and Taiwan. Maxim Group LLC acted as strategic advisor to Provectus in structuring and negotiating the LOI. Under the terms of the LOI, Boehringer will provide certain commercially reasonable support in the aspects of product registration with the China Food and Drug Administration (“CFDA”), communication preparation, market intelligence and other assistance to the Company in China to the extent that is within Boehringer’s approved business scope and permissible by Chinese laws.

In return, we will grant Boehringer the first priority to be the exclusive collaborator of the Company in China for PV-10 in the event that PV-10 is successfully registered and approved by the CFDA. The exclusive collaboration may take the form of exclusive distribution and promotion, exclusive licensing or other agreement, subject to both parties’ mutual agreement. At the appropriate time, the Company and Boehringer may enter into a definitive agreement, including a non-compete provision, for PV-10 to be exclusively developed, distributed and promoted through the collaboration within China, although there can be no assurance that the parties will enter into a definitive agreement.

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

We also have considered co-development transactions since 2015 with one or more pharmaceutical or biotech companies to combine PV-10 with immunology agents such as those referred to as systemic immunomodulatory agents, immune checkpoint inhibitors or systemic immunotherapies. Our announced joint patent issuance in 2015 co-owned with Pfizer supports these efforts from an intellectual property protection perspective. And our initiated phase 1b/2 study in September 2015 combining PV-10 and Merck’s KEYTRUDA, a systemic immunotherapy also known as pembrolizumab, potentially demonstrates the relevance of PV-10 synergy with agents such as KEYTRUDA.

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

Contractual Obligations — Leases

We lease office and laboratory space in Knoxville, Tennessee, on an annual basis, renewable for one year at our option. We have a lease commitment of $30,000 as of June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of June 30, 2016, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011 and February 2013 as liabilities at their fair value upon issuance, which were remeasured at each period end with the change in fair value recorded in the statement of operations. All such warrants were valued at $0 as of December 31, 2015.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future. The formation of our Australian subsidiary is initially for the purpose of enabling lower clinical developments costs in Australia and will not impact our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our interim chief executive officer and interim chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the interim chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures are not effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at December 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Such material weaknesses continued to exist at June 30, 2016.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment of internal controls at December 31, 2015 identified the below-described material weakness.

Our internal control testing identified inadequate supporting documentation and lack of adequate review for travel advances and expense reimbursements.

The Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements to our Former CEO. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Committee reviewed our financial policies and procedures, including management expenses. The Audit Committee concluded that our Former CEO did not produce receipts for most of the travel expense advances he received from 2013 to 2015, and some receipts produced by our Former CEO during this period appear to have been altered.

We have identified the following material weakness related to our travel expense advancement and reimbursement policies and procedures to our Former CEO: (1) the documentation provided for an expenditure was not sufficient to support the authorization of such expenditure, (2) only the check register and not the supporting documentation was obtained by an executive officer approving the expenses incurred by another executive officer, and (3) there was no reconciliation of travel advances to actual expenses.

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

Remediation

We continue to aggressively remediate the material weakness in our internal controls over financial reporting. To do so, we have put in place more clearly defined, tighter controls, including a clear process for limiting, approving and documenting travel advances and expenses and appropriately managing them. Specifically, we have:

•	Adopted a control enhancement to require the provision of all invoice copies along with the check register for appropriate approval, including all travel reimbursements separately approved;

•	Established a policy so travel advances are no longer permitted; and

•	Implemented a more formal and detailed travel and expense policy.

In addition, we have replaced the independent consulting group previously utilized by management to aid in our documentation and testing of internal controls over financial reporting and appointed John Glass as our Interim Chief Financial Officer to assist in the organization and strategic operation of the Company as to its procedures and daily operations of the Company. We are also in the process of implementing many of the other recommendations made by counsel to the Audit Committee to remediate these issues, including the identification and recruitment of a permanent Chief Executive Officer and any other positions necessary. We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. We will continue to monitor the effectiveness of our internal control over financial reporting in the area affected by the material weakness discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by our management to remediate the material weakness.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Except as described below, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant H. Craig Dees, the Former CEO, the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. The amount was reclassed to long-term receivable at December 31, 2015. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of the Former CEO. As of June 30, 2016, the Company has the net amount of the receivable of $683,250 included in long term assets on its condensed balance sheet.

On October 3, 2014, the Settlement was effective and stock options for the Former CEO, Dr. Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015. The first year payment due has been paid. The remaining cash settlement amounts will continue to be repaid to the Company over a period of four years with the second payment due in total by October 2016 and the final payment is expected to be received by October 3, 2019. $150,000 was repaid by the Executives during the three months ended June 30, 2016, and a total of $300,000 was repaid for the six months ended June 30, 2016. An additional $21,258 of the settlement discount was amortized as of June 30, 2016, and a total of $43,812 was amortized for the six months ended June 30, 2016. $147,781 of the settlement discount was amortized as of June 30, 2016. The remaining balance due the Company as of June 30, 2016 is $2,255,547, including a reserve for uncollectibility of $870,578 in connection with the resignation of the Former CEO, with a present value discount remaining of $153,874. As a result of his resignation, the Former CEO is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by the Former CEO pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus the Former CEO’s proportionate share of the litigation costs is immediately due and payable. The Company sent the Former CEO a notice of default in March 2016 for the total amount he owes the Company.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, the Former CEO, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and seeking monetary damages. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD.

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

2014-2015 Derivative Lawsuits

On June 4, 2014, Karla Hurtado, derivatively on behalf of the Company, filed a shareholder derivative complaint in the United States District Court for the Middle District of Tennessee against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Hurtado Shareholder Derivative Lawsuit”). The Hurtado Shareholder Derivative Lawsuit alleges (i) breach of fiduciary duties and (ii) abuse of control, both claims based on Ms. Hurtado’s allegations that the Individual Defendants (a) recklessly permitted the Company to make false and misleading disclosures and (b) failed to implement adequate controls and procedures to ensure the accuracy of the Company’s disclosures. On July 25, 2014, the United States District Court for the Middle District of Tennessee entered an order transferring the case to the United States District Court for the Eastern District of Tennessee and, in light of the pending Securities Litigation, relieving the Individual Defendants from responding to the complaint in the Hurtado Shareholder Derivative Lawsuit pending further order from the United States District Court for the Eastern District of Tennessee.

On October 24, 2014, Paul Montiminy brought a shareholder derivative complaint on behalf of the Company in the United States District Court for the Eastern District of Tennessee (the “Montiminy Shareholder Derivative Lawsuit”) against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”). As a practical matter, the factual allegations and requested relief in the Montiminy Shareholder Derivative Lawsuit are substantively the same as those in the Hurtado Shareholder Derivative Lawsuit. On December 29, 2014, the United States District Court for the Eastern District of Tennessee (the “Court”) entered an order consolidating the Hurtado Shareholder Derivative Lawsuit and the Montiminy Derivative Lawsuit. On April 9, 2015, the United States District Court for the Eastern District of Tennessee entered an Order staying the Hurtado and Montiminy Shareholder Derivative Lawsuits pending a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On October 28, 2014, Chris Foley, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Former CEO, Timothy C. Scott, Jan E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Foley Shareholder Derivative Lawsuit”). The Foley Shareholder Derivative Lawsuit was brought by the same attorney as the Montiminy Shareholder Derivative Lawsuit, Paul Kent Bramlett of Bramlett Law Offices. Other than the difference in the named plaintiff, the complaints in the Foley Shareholder Derivative Lawsuit and the Montiminy Shareholder Derivative Lawsuit are identical. On March 6, 2015, the Chancery Court of Knox County, Tennessee entered an Order staying the Foley Derivative Lawsuit until the United States District Court for the Eastern District of Tennessee issues a ruling on the Motion to Dismiss filed by the Company in the Securities Litigation.

On June 24, 2015, Sean Donato, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Chancery Court of Knox County, Tennessee against the Former CEO, Timothy C. Scott, Jan. E. Koe, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, the “Individual Defendants”), and against the Company as a nominal defendant (the “Donato Shareholder Derivative Lawsuit”). Other than the difference in the named plaintiff, the Donato Shareholder Derivative Lawsuit is virtually identical to the other pending derivative lawsuits. All of these cases assert claims against the Defendants for breach of fiduciary duties based on the Company’s purportedly misleading statements about the likelihood that PV-10 would be approved by the FDA. We are not in a position at this time to give you an evaluation of the likelihood of an unfavorable outcome, or an estimate of the amount or range of potential loss to the Company.

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

The United States District Court for the Eastern District of Tennessee preliminarily approved the settlement by order dated June 2, 2016. Pursuant to this court order, the notice to the class was filed with the Securities and Exchange Commission, published on the Company’s website, and posted on plaintiffs’ counsel’s websites by June 13, 2016. The Court set a final hearing on the fairness of the settlement to take place on August 26, 2016.

Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against the Former CEO and his wife, and together with the Former CEO, the “Defendants”). The Company alleges that between 2013 and the present, the Former CEO received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that the Former CEO did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company believes that the Former CEO created false receipts and documentation for the expenses and applied the funds to personal use. The Company and the Former CEO are parties to a Stipulated Settlement Agreement dated October 3, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against the Former CEO derivatively. Pursuant to the terms of the Kleba Settlement Agreement, the Former CEO agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, the Former CEO still owed the Company $2,267,750 under the Kleba Settlement Agreement. The Former CEO has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. We are seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, we are seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against the Former CEO in our favor.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to our business. We have received a subpoena from the staff of the Securities and Exchange Commission related to the travel expense advancements and reimbursements received by our Former CEO. At this time, the staff’s investigation into this matter remains ongoing. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Independent Contractor Agreement between the Company and John R. Glass (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 22, 2016).

31.1**	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 9, 2016	By:	/s/ Peter R. Culpepper
Peter R. Culpepper
On behalf of the registrant and as Interim Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Independent Contractor Agreement between the Company and John R. Glass (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 22, 2016).

31.1**	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.