Form 10-K
period 2016-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2017-03-31
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 was $75,807,312 (computed on the basis of $0.38 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 10, 2017 was 364,773,297.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders.

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

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation formed in 2002, together with its six wholly owned subsidiaries and one majority owned subsidiary managed on a consolidated basis, is a development stage biopharmaceutical company that is primarily engaged in developing ethical pharmaceuticals for oncology and dermatology indications. Our goal is to develop alternative treatments that are safer, more effective, less invasive and more economical than conventional therapies. We develop and intend to license or market and sell our two prescription drug candidates, PV-10 and PH-10. We also hold patents and other intellectual property which we believe may be used in over-the-counter products, which we refer to as OTC products, and various other non-core technologies. We have transferred all our intellectual property related to OTC products and non-core technologies to our subsidiaries and have designated such subsidiaries as non-core to our primary business of developing our oncology and dermatology prescription drug candidates.

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

The table below sets forth our two prescription drug candidates and our progress in developing those candidates for the indications shown:

Product Pipeline

Melanoma*

PV-10

•	Phase 3 study in progress: Opened recruitment in U.S. in April 2015; expansion from limited sites in U.S. to sites in Europe, Latin America and Asia in 2017 in order to increase enrollment

•	Phase 1 and 2 studies completed, full study reports submitted

•	Orphan drug status obtained in January 2007

Melanoma

PV-10 +

Pembrolizumab

•	Phase 1b/2 study initiated September 2015

Melanoma

(Method of Action)

PV-10

•	Phase 1 study to detect immune cell infiltration into melanomas treated with PV-10 completed, study report in preparation

•	Data published in peer-reviewed journal May 2016

Cancers of the Liver

PV-10

•	Orphan drug status obtained in April 2011

•	Phase 1 initial patient accrual and treatment completed

•	Phase 1 protocol expansion (September 2012 into 2017)

•	Data communicated in 2015

•	Phase 1b/2 commencement expected in early 2017

Breast Cancer

PV-10

•	Phase 1 study completed

•	Further clinical development is being planned for 2018

Psoriasis

PH-10

•	Phase 2c randomized study completed and full report submitted to FDA

•	Toxicity study R&D for advanced studies 2012 to 2016

Psoriasis

(Mechanism of Action)

PH-10

•	Phase 2 mechanism of action study initiated in January 2015 by leading research facility

•	Phase 2 study recruitment began in Q1 2015

•	Phase 2 study recruitment completed in Q3 2015, advanced immunologic profiling of clinical samples ongoing

•	Phase 2 study data being compiled for FDA end of Phase 2 meeting

Atopic Dermatitis

PH-10

•	Phase 2 study completed and full report submitted to FDA

•	Toxicity study R&D for advanced studies 2012 to 2016

*	In addition to clinical trials, 187 patients enrolled in the Compassionate Use Program for PV-10 received PV-10 between June 2009 and June 2016.

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

We believe our prescription drug candidate PV-10, a novel investigational drug, may afford competitive advantage compared to currently available options for the treatment of certain types of cancer; particularly solid tumors. Additional geographic variations exist as well. In short, we believe PV-10 is appropriate to treat any solid tumor anywhere. We are developing PV-10, a sterile injectable form of rose bengal disodium (Rose Bengal), for direct injection into tumors. It is an oncolytic immunotherapy agent that when injected intralesionally is tantamount to an “in situ” vaccination following acute and durable necrosis of diseased tissue. Because PV-10 is retained in diseased or damaged tissue but quickly dissipates from healthy tissue, we believe we can develop therapies that confine treatment to cancerous tissue and reduce collateral impact on healthy tissue. We have conducted phase 1 and phase 2 studies of PV-10 for the treatment of recurrent and metastatic melanoma, and phase 1 studies of PV-10 for the treatment of liver and breast cancers, each of which are described in more detail below. Furthermore, in 2015, we commenced a phase 3 study of PV-10 to treat locally advanced cutaneous melanoma as well as a phase 1b/2 study that combines PV-10 and pembrolizumab, both of which are described in more detail below.

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

Our Phase 3 clinical trial of intralesional PV-10 as a melanoma treatment opened to enrollment in the first half of 2015, and we are actively recruiting and treating patients in centers in the U.S. and Australia. We are seeking 225 patients for this study, and although initial enrollment has been unacceptably slow due to evolving care standards and intense competition for patients and investigator resources in our traditional regions of clinical development in the U.S. and Australia, we have initiated steps to expand the study to include a total of 61 centers in the U.S., Australia, Europe, Russia, Latin America and China by the end of 2017; this is a substantial increase from 30 sites in the U.S., Australia and Europe that we projected would be necessary at the start of the study, and reflects the need to compete for patients on a global scale for large, specialized oncology studies. The primary outcome measure is progression-free survival, PFS, to be assessed every 12 weeks up to 18 months. The secondary outcome measures include complete response rate, CRR, and its duration to be set every 12 weeks up to 18 months and overall survival to be assessed every 12 weeks up to 18 months. Unlike our Phase 2 study, which was a single arm study, the Phase 3 study is a randomized trial. And we hope to demonstrate conclusively that PV-10 is both safe and effective and is statistically superior to the control therapy, investigator’s choice of systemic chemotherapy or intralesional oncolytic viral therapy.

Our estimated primary completion date is September 2018, and an estimated study completion date of October 2018. This compares to an estimated primary completion date of September 2017, and an estimated study completion date of October 2017, we made at the time of study initiation, and reflects cumulative delays in site startup and patient accrual due to competition for patients and investigator resources and rapidly evolving care standards for melanoma patients in the U.S. and Australia. When 50 percent of the events required for the primary endpoint have occurred, the Independent Data Monitoring Committee will report an interim assessment of efficacy and safety. So, meaningful clinical data could come well before the primary completion date, as documented on clinicaltrials.gov.

This phase 3 randomized controlled trial of PV-10 in patients with unresectable locally advanced cutaneous melanoma will assess response to PV-10 versus that of the investigator’s choice of systemic chemotherapy or intralesional oncolytic viral therapy in patients who have disease limited to cutaneous and subcutaneous sites and who are not candidates for systemic immunotherapy. Progression-free survival and complete response rate will be assessed using standard criteria (RECIST 1.1). Overall survival and exploratory assessment of patient reported outcomes related to lesion pain and other melanoma symptoms will also be assessed.

We are not alone in advocating for an intralesional approach in the treatment of cancer. For melanoma patients with recurrent or in-transit disease confined to their skin this approach has been used to treat patients for many years, as evidenced by guidelines published by the National Comprehensive Cancer Network (NCCN Guidelines®) defining the standard of care for cancer treatment in the United States. Intralesional injection with BCG and certain immunomodulatory agents, local ablation, topical therapy for superficial lesions and regional radiotherapy are recommended interventions for these patients, along with systemic therapy and participation in a clinical trial. We believe that, in this context, PV-10 is well positioned to show superiority in phase 3 testing as a single agent.

For those patients who do not have all disease accessible to injection, medical oncologists have stated that using an agent like PV-10 to prime the immune system could be synergistic in combination with a systemic agent. Our patent application on this strategy was published in 2012 and we have been vigorously pursuing this approach. We believe the nonclinical research we first presented at the Society for Immunotherapy of Cancer (SITC) annual meeting that year, together with ongoing translational clinical research on PV-10’s mechanism of action we are sponsoring at Moffitt and the University of Illinois at Chicago, and our own phase 2 data, provide a rationale for combination testing of PV-10. This development track, separate from the phase 3 study, using PV-10 in combination with checkpoint inhibitors could present a path forward for patients with significant disease burden not amenable to intralesional injection.

While we believe the rapid oncolytic effect immediately evident in patients treated with PV-10 highlights our path to initial approval, the bystander effect, or secondary immunomodulatory benefit of PV-10 as a result of direct ablation, continues to be of scientific interest and studies to quantify systemic tumor-specific immune response in cancer patients are ongoing. This is why we term the overall function of PV-10 as oncolytic immunotherapy. This emerging understanding of the secondary effect of tumor ablation with PV-10 is an important foundation for future studies to assess the long-term impact of PV-10 on distant metastasis and possible combination strategies for use of PV-10 in the treatment of cancer patients with more advanced disease. PV-10 is therefore becoming known as an oncolytic immunotherapy, and we believe it is therefore a next generation oncolytic immunological treatment.

As mentioned above, we are also engaged in studying the use of PV-10 as part of a combination therapy for melanoma for Stage IV patients. Scientifically, combination therapy in cancer treatment is a rapidly maturing area, where a rational combination of agents is replacing the empirical approaches of the past. In this specific instance, we have used insight into the PV-10 mechanism of action and focused pre-clinical testing to begin Phase 1b/2 clinical testing of PV-10 in combination with Merck’s KEYTRUDA in patients with Stage IV melanoma. KEYTRUDA is an immune checkpoint inhibitor approved for treatment of patients with advanced or unresectable melanoma. The PV-10 mechanism of action study’s clinical findings showed that the immunologic effect of tumor ablation with PV-10 may be complementary to immune checkpoint inhibition. Companion pre-clinical testing of PV-10 in murine models of melanoma also demonstrated that the respective therapeutic effects of PV-10 and immune checkpoint inhibition are increased when the two are used in combination. Put simply, they may work better together, especially for late stage patients. The current Phase 1b/2 study will help us prepare for potential marketing of PV-10 as part of a combination therapy with KEYTRUDA. When we announced the joint patent co-owned with Pfizer in August 2015, it specifically covered the use of PV-10 to treat melanoma and liver cancers in combination with systemic inhibitors of immune system down regulation, such as anti-CTLA-4, PD-1 and PD-L1 antibodies, along with enhancers of immune system up regulation, such as IL-2 and interferon-gamma. In other words, our work with KEYTRUDA, an anti-PD-1 checkpoint inhibitor, is patent protected.

PV-10 represents both a unique opportunity and an incredible responsibility because it may have the potential to change the way cancer is treated around the world. PV-10 is a small molecule designed to be injected directly into tumors, thereby focusing its effect on disease tissue, while limiting exposure in healthy tissue. We believe that this focused effective tumors has the potential to educate the immune system to find other cancer cells with the same characteristics, thereby potentially having an effect on metastases elsewhere in the body. The work previously reported by our collaborators at Moffitt Cancer Center in Tampa and at the University of Illinois at Chicago clearly indicate that this is taking place in laboratory models of multiple tumor types, including melanoma, breast carcinoma, and colorectal cancer. Additional information on how this can translate to patients was reported by the Moffitt team in November 2015 at the Society of Immunotherapy of Cancer Annual Meeting in Washington; in April 2016 at the American Association for Cancer Research Annual Meeting in New Orleans; and in May 2016 in the cancer journal Oncotarget.

We are analyzing data obtained from our Compassionate Use Program for PV-10 for non-visceral cancers, which was closed to new enrollment at the end of June, 2016. One hundred eighty seven patients, enrolled in centers across the U.S. and Australia, received PV-10 on a schedule that was more frequent and extensive, and covering a longer period of time, than was allowed under the protocol used for the phase 2 trials. Safety data obtained from this was very helpful with planning the phase 3 melanoma study as well as treating other types of cutaneous and subcutaneous cancers, and we are gratified we could provide PV-10 for patients that had no other available option.

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

Efforts have been active in Brazil as we work with potential partners there, and Latin America in general, as well as in India, as we continue our focus to enter into geographic license and our collaborations that allow us to generate meaningful clinical data more rapidly than otherwise.

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

Our lead CRO is coordinating global safety monitoring (pharmacovigilance) appropriate for our growing global clinical operations, and establishment of an independent Clinical Trial Data Monitoring Committee (DMC) to provide independent oversight of our phase 3 melanoma study. The FDA states “A clinical trial DMC is a group of individuals with pertinent expertise that reviews on a regular basis accumulating data from one or more ongoing clinical trials. The DMC advises the sponsor regarding the continuing safety of trial subjects and those yet to be recruited to the trial, as well as the continuing validity and scientific merit of the trial.” The DMC will ensure that our study provides patients with maximum possible safety while protecting the scientific validity and integrity of the data we gather.

Liver Cancers

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

During 2016, we expanded our exploratory phase 1 study of cancers of the liver to four centers (St. Luke’s University Health Network, Bethlehem, Pennsylvania; The Southeastern Center for Digestive Disorders & Pancreatic Cancer, Tampa, Florida; Sharp Memorial Hospital, San Diego, California; and Vanderbilt University Medical Center, Nashville, Tennessee), and we are evaluating the addition of several more centers to further advance this initial effort. We reported results from long-term follow-up of our initial patients in February 2017 at two international oncology conferences, one in the U.S. and the other in China. We are assessing strategies to accelerate advancement to phase 1b/2 testing, either alone or in combination with systemic therapy. Any combination studies in the liver are likely to follow similar development strategies to those outlined above for melanoma and rely on much of the same foundational science.

The current phase 1 study, initially designed solely to establish safety of percutaneous injection of PV-10 into liver tumors (that is, injection through the skin), is providing valuable data crucial for planning such advanced clinical development. This trial is open to patients with hepatocellular carcinoma or other cancers metastatic to the liver who have at least one tumor that has either originated in or spread to the liver and are not candidates for surgery or transplant. All patients enrolled in this open-label study receive the same treatment: an interventional radiologist injects PV-10 percutaneously into a single liver tumor. Patients with multiple injectable tumors may later receive further PV-10 to their other tumors. We have received numerous inquiries about this study from researchers as well as patients and their doctors, and refer these to our investigators through the contact information available on the clinicaltrials.gov website. We plan to commence the phase 1b/2 liver study in early 2017. This study has potential for generating sufficient data to support expedited approval under one or more FDA programs.

In July 2015, data were presented at two conferences that show our progress to date on the treatment of hepatocellular carcinoma and cancers metastatic to the liver. We made a poster presentation at the ESMO 17th World Congress on Gastrointestinal Cancer (ESMO GI) in Barcelona at the beginning of July, and detailed data from our relevant Phase 1 study of PV-10. The main conclusion was that preliminary evidence of efficacy in treatment of cancers of the liver with PV-10 was observed. That same week, Dr. Sanjiv Agarwala presented the data in poster form at the 6th Asia-Pacific Primary Liver Cancer Expert Meeting, APPLE 2015, in Osaka, Japan. Both of these posters can be found on our website. What these data show is that PV-10 affects cancers of the liver in much the same way it does melanoma. More work has to be done, but we believe that these results support advanced clinical development of PV-10 in one or more phase lb/2 studies referred to above.

In November 2016 at the Society of Immunotherapy of Cancer Annual Meeting in Washington, our collaborators at Moffitt Cancer Center reported preliminary data on combination of intralesional PV-10 with systemic gemcitabine, using murine models of metastatic pancreatic adenocarcinoma. Gemcitabine is a standard chemotherapeutic agent used to treat pancreatic cancer, and the Moffitt team showed that PV-10 ablation of pancreatic cancer tumors led to immunologic activation comparable to that previous reported for melanoma, breast carcinoma and colorectal tumors. Addition of gemcitabine enhanced these effects of PV-10, possibly via suppression of myeloid derived suppressor cells (MDSC), which decrease in response to gemcitabine. Since MDSC have an inhibitory effect on a number of immune effector cells, including CD8+ T cells, dendritic cells and NK T cells, the apparent combination effect could result from reduced immune suppression by gemcitabine coupled with immunologic stimulation by PV-10. According to statistics from the America Cancer Society, over 53,000 new cases of pancreatic cancer are expected in the U.S. in 2016, with 41,780 deaths and a 5-year survival of 8%. What we have learned so far about percutaneous PV-10 injection into liver cancers could have applicability to an exploratory clinical study of this cancer where any progress is likely to be clinically meaningful.

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

The goals of the phase 1 clinical trial were to determine the safety of the treatment and the appropriate dosage. We have also wanted to show that PV-10 has multi-indication potential. We continued to demonstrate this objective in 2011 through 2015, and continued to do so in 2016. We are now in a position for a phase 2 study in recurrent breast carcinoma with our lead oncology drug product candidate PV-10. We are evaluating potential for further development of PV-10 to treat recurrent breast cancer based on the published data provided by Moffitt as well as interest to address this important indication.

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

On February 2, 2015, data discussing the immunologic effects of PV-10 on colon cancer cells were presented at the 11th Annual Academic Surgical Congress in Jacksonville, Florida. The abstract, titled “PV-10 Induces Potent Immunogenic Apoptosis in Colon Cancer Cells,” was presented by N. M. Kunda of the University of Illinois at Chicago, Division of Surgical Oncology, Department of Surgery, College of Medicine, Chicago, IL, USA. The research team is led by Dr. A.V. Maker, and co-authors in addition to Drs. Kunda and Maker are: J. Qin, G. Qiao also of UIC, Division of Surgical Oncology, Department of Surgery. The team of authors also includes B. Prabhakar of the University of Illinois at Chicago, Department of Microbiology & Immunology, College of Medicine, Chicago, IL, USA. Dr. Maker belongs to both Departments.

In the presentation, Dr. Kunda noted that in vitro testing of PV-10 on colon cancer (murine CT-26 cells) showed cytotoxicity consistent with immunogenic apoptosis. Further, he stated that the researchers observed cell arrest, apoptosis, autophagy and endoplasmic reticulum (ER) stress. He concluded that these results are consistent with immunologic cell death caused by PV-10.

The work reported in Dr. Kunda’s presentation further expands our understanding of the mechanism of action of PV-10 as an oncolytic immunotherapy for solid tumors, and parallels immunologic signaling noted upon ablation of melanoma with PV-10.

Other Indications

The compassionate use program for PV-10, which was closed to new patient enrollment at the end of June, 2016, was available for cancer indications that do not involve treatment of visceral organs and were not subject to enrollment in ongoing clinical trials. These indications include certain breast cancers, basal cell carcinoma, squamous cell carcinoma, certain head and neck cancers and melanoma. Compassionate use programs provide patients with access to experimental therapeutics prior to FDA approval.

The protocol for the compassionate use program allowed patients to receive PV-10 on a schedule that was more frequent and extensive, and covering a longer period of time, than was allowed under the protocol used for the phase 2 trial of PV-10. Safety data obtained helped define the dose regimen for the phase 3 study for melanoma. The majority of patients enrolled in the program were treated for melanoma (177), with ten other patients treated for other indications such as recurrent squamous cell carcinoma and refractory scalp sarcoma.

In December 2016 we signed a Master Research Agreement with the Pediatric Oncology Experiment Therapeutics Investigators’ Consortium (POETIC), a group of 10 top-tier academic medical centers developing new pediatric center therapies, focused on assessment of PV-10 as a potential treatment for childhood cancers. The agreement establishes a framework for collaborative pre-clinical research projects the Company may conduct with members of POETIC within the field of pediatric oncology. To date no data have been reported from this work.

Additionally, we are considering a clinical study of PV-10 for each of multiple other solid tumor indications.

Dermatology (PH-10)

Our prescription drug candidate PH-10 is an aqueous hydrogel formulation of Rose Bengal for topical administration to the skin. It is a novel nonsteroidal anti-inflammatory agent that interacts with ambient and other light sources. We believe PH-10 is appropriate to treat all indications that are described as inflammatory dermatoses. We are developing PH-10 for the treatment of cutaneous skin disorders, specifically psoriasis and atopic dermatitis, and we believe that PH-10 may be successful in treating other skin diseases. We believe that PH-10 may offer a superior treatment for psoriasis and atopic dermatitis because it selectively treats diseased tissue with negligible potential for side effects in healthy tissue.

We have been actively discussing licensing transactions with a number of potential out licensing partners for PH-10. We believe that our phase 2c trial of PH-10 for psoriasis will further solidify the commercial viability of PH-10 in these discussions. In August 2011, we completed follow-up of all phase 2c patients and communicated data of the study to both prospective partners as well as the public market in early 2012. In January 2015, we commenced a mechanism of action study of PH-10 to better characterize the unique immunologic signaling aspects along with PH-10 safety and efficacy. This study was completed in January 2016 and advanced immunologic profiling of clinical samples obtained is ongoing.

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

Detailed phase 2 study of PH-10 for treatment of psoriasis was initiated in 2009 and completed in April 2010. There were 30 subjects treated in the completed phase 2 study, and an additional six subjects were treated in an earlier study that was terminated in favor of an increased dosing frequency. Consistent with the preliminary data that we announced in December 2009, 70% of the 30 subjects enrolled in the phase 2 clinical trial of PH-10 for psoriasis demonstrated improvement in their Psoriasis Severity Index (PSI) scores at the end of four weeks of daily treatment with PH-10. In addition, 86% of subjects reported no or only mild pruritus (itching) by week four of the trial, and no significant safety issues were noted. At the four-week interval substantial improvement was observed across all standard disease assessment scores.

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

The results of this study helped define the parameters necessary for the design of a pivotal phase 3 trial, and it was an important milestone on the regulatory pathway leading towards commercialization. In addition, we have held discussions with a number of potential out licensing partners, and we believe this phase 2c trial has further solidified the commercial viability of PH-10 in these discussions. We have also continued important toxicology research and development from 2012 into 2016 to prepare for a phase 3 study and to support possible filing of a New Drug Application filing.

In December 2014, we announced commencement of a phase 2 study of the mechanism of action of PH-10 in psoriasis. The purpose of the trial was to study the safety and efficacy of PH-10, a 0.005% preparation of Rose Bengal, in the treatment of psoriasis. Officially titled, “A Phase 2 Study of Cellular and Immunologic Changes in the Skin of Subjects Receiving PH-10 Aqueous Hydrogel to Plaque Psoriasis,” total enrollment was up to 30 patients. Subjects applied PH-10 vehicle daily for 28 consecutive days followed by active PH-10 daily for 28 consecutive days to their plaque psoriasis areas on the trunk or extremities (excluding palms, soles, scalp, facial and intertriginous sites). Biopsies of one target plaque were collected at baseline (at least 7 days prior to first study treatment on Day 1) and at Days 29 and 64, with a 7-day interval between biopsy at Day 29 at the end of vehicle application and commencement of application of active PH-10 on Day 36. Study data from each subject serves as an internal control (i.e., with assessment at baseline and at the end of application of PH-10 vehicle) for evaluation of clinical and cellular response to active investigational agent.

The multicenter study was designed to assess treated psoriatic plaque for “changes in immunologic, structural and hyperproliferative state and for any evidence of cellular atypia” when treated with PH-10 and to “correlate observed changes in the skin with clinical response to treatment.” These assessments may advance the understanding of the mechanism of action of PH-10 in psoriasis and other inflammatory dermatoses, such as atopic dermatitis, and further substantiate the safety profile of the agent. Biopsy specimens will be assessed for changes in epidermal hyperplasia (i.e., disordered condition of the skin creating thickening and scaling); infiltration with immune cells; and molecular markers of inflammation. Correlation of clinical response to these cellular and molecular changes will be performed at the plaque level using Psoriasis Severity Index (PSI) assessment data. Safety will be assessed by monitoring the frequency, duration, severity and attribution of clinical adverse events; evaluating changes in laboratory values and vital signs; and by correlation of clinical adverse events with observed histopathologic and immunohistopathologic changes in the skin.

By capturing data at the clinical and cellular level, we expect this study to allow us to establish how PH-10 affects psoriatic plaque and other similar inflammatory diseases of the skin, and to relate the safety profile from earlier studies to such effects. We believe that understanding these effects with this level of detail will allow us to properly position PH-10 within the competitive landscape and should provide crucial safety data to support extended dosing. We expect this effort to provide a comparable level of understanding of the effects of PH-10 in diseased skin to the keen insight we have gained through our clinical and nonclinical mechanism studies of PV-10, our novel investigational cancer drug, in melanoma and other cancers. Because there are no good model systems for psoriasis, we believe this study affords a critical opportunity to link the clinical effects we have observed to changes in well-established immunologic drivers of the disease. The clinical portion of the study was performed at three centers in the United States. The first patient entered the study in January 2015, and the last patient completed clinical activities in December 2015. Preliminary analysis of biopsy specimens was completed in April 2016, and advanced immunologic profiling of clinical samples obtained is ongoing. This work is expected to be completed in early 2017. We will use data from this study to guide further development of PH-10 with our objective to co-develop or license PH-10 with dermatological partner as we continue to prepare to advance PH-10 for approval as topical anti-inflammatory non-steroidal agent for treating psoriasis and other inflammatory dermatoses.

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

Data from the subjects indicated that a substantial majority of subjects had improvement in the Eczema Area Severity Index (EASI) during four weeks of treatment. The treatments were generally well tolerated with no significant safety issues identified. At the four-week interval substantial improvement was observed across all standard disease assessment scores. We have also continued important toxicity study research and development in 2012 through 2015 and thus far in 2016 to prepare for continued development in this indication and to support a New Drug Application filing.

Other Indications

We have investigated the use of PH-10 for treatment of actinic keratosis (also called solar keratosis or senile keratosis), which is the most common pre-cancerous skin lesion among fair-skinned people and is estimated to occur in over 50% of elderly fair-skinned persons living in sunny climates. We have previously conducted a phase 1 clinical trial of PH-10 for actinic keratosis to examine the safety profile of a single treatment using topical PH-10 with green light photoactivation. No significant safety concerns were identified in the study. We have decided to prioritize further clinical development of PH-10 for treatment of psoriasis and atopic dermatitis rather than actinic keratosis at this time since the market is much larger for psoriasis and atopic dermatitis.

We have also conducted pre-clinical studies of PH-10 for use in treating severe acne vulgaris. Moderate to severe forms of the disease have proven responsive to several photodynamic regimens, and we anticipate that PH-10 can be used as an advanced treatment for this disease. Our pre-clinical studies show that the active ingredient in PH-10 readily kills bacteria associated with acne. This finding, coupled with our clinical experience in psoriasis, atopic dermatitis, and actinic keratosis, suggests that therapy with PH-10 should exhibit no significant side effects and could afford improved performance relative to other therapeutic alternatives. If correct, this would be a major advance over currently available products for severe acne.

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

Laser-Based Treatment of Melanoma

We have conducted extensive research on ocular melanoma at the Massachusetts Eye and Ear Infirmary (a teaching affiliate of Harvard Medical School) using a new laser treatment that may offer significant advantage over current treatment options. A single quick non-invasive treatment of ocular melanoma tumors in a rabbit model resulted in elimination of over 90% of tumors, and may afford significant advantage over invasive alternatives, such as surgical excision, enucleation, or radiotherapy implantation. Ocular melanoma is rare, with approximately 2,000 new cases annually in the U.S., but based on these results, we believe that a device for laser treatment of melanomas of the eye is nearly ready for human studies. We anticipate partnering with, or selling our assets to, a medical device manufacturer to bring it to market in reliance on a 510(k) notification. For more information about the 510(k) notification process, see “Federal Regulation of Therapeutic Products” below.

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

Research and development costs totaling $8,543,074 for 2016 included payroll of $589,790, consulting and contract labor of $6,355,102, lab supplies and pharmaceutical preparations of $70,465, legal of $330,684, insurance of $243,569, rent and utilities of $96,794, and depreciation and amortization expense of $684,234. Research and development costs totaling $11,379,689 for 2015 included payroll of $2,292,710, consulting and contract labor of $6,652,406, lab supplies and pharmaceutical preparations of $1,115,140, legal of $358,582, insurance of $189,358, rent and utilities of $87,208, and depreciation and amortization expense of $684,285. Research and development costs totaling $5,809,047 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation and amortization expense of $679,652.

Production

We have determined that the most efficient use of our capital in further developing our OTC products is to license the products. We have been discussing this strategy with interested groups. Additionally, we also intend to sell a majority stake in the underlying assets via a non-core spin-out transaction.

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

U.S. Patent No.	Title and Cross Reference	Issue Date	Expiration Date

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	February 27, 2019

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

U.S. Patent No.	Title and Cross Reference	Issue Date	Expiration Date

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	November 2, 2018

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	August 3, 2019

6,991,776	Intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	February 24, 2019

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	November 2, 2018

7,402,299	Intracorporeal photodynamic medicaments for photodynamic treatment containing a halogenated xanthene or derivative; see discussion under Dermatology in Description of Business	July 22, 2008	September 1, 2017

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease; see discussion under Dermatology in Description of Business	June 25, 2013	July 28, 2022

8,530,675	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	September 10, 2013	April 21, 2031

8,974,363	Topical medicaments for disease; see discussion under Dermatology in Description of Business	March 10, 2015	December 2, 2019

9,107,887	Combination therapy for cancer; see discussion under Oncology in Description of Business	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	August 23, 2016	September 26, 2030

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

We have received no “progress payments” in relation to our Material Transfer Agreement with SPAH. Progress payments could potentially total $50,000 for the first cell line for which SPAH uses our technology and $25,000 for each use of the same technology thereafter. We do not know how many cell lines SPAH may have and we currently have no indication from SPAH that it intends to use any of our technologies in the foreseeable future.

Additionally, we also intend to sell a majority stake in these underlying assets via a non-core spin-out transaction.

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

Federal Regulation of Therapeutic Products

All of the prescription drugs we currently contemplate developing will require approval by the FDA prior to sales within the United States and by comparable foreign agencies prior to sales outside the United States. The FDA and comparable regulatory agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products and medical devices. These agencies and other entities extensively regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable. Some of the things we do to attempt to minimize and avoid significant regulatory bars include the following:

•	Using chemicals and combinations already allowed by the FDA;

•	Using drugs that have been previously approved by the FDA and that have a long history of safe use; and

•	Using chemical compounds with known safety profiles.

The regulatory process required by the FDA, through which our drug or device products must pass successfully before they may be marketed in the U.S., generally involves the following:

•	Pre-clinical laboratory and animal testing;

•	Submission of an application that must become effective before clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

•	FDA approval to market a given product for a given indication after the appropriate application has been filed.

For pharmaceutical products, pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of proposed products using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards. We expect any pilot studies to be conducted outside the United States; but if any are conducted in the United States, they will comply with applicable FDA regulations. Data obtained through pilot studies will allow us to make more informed decisions concerning possible expansion into traditional FDA-regulated clinical trials.

If the FDA is satisfied with the results and data from pre-clinical tests, it will authorize human clinical trials. Human clinical trials typically are conducted in three sequential phases which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the pharmaceutical on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion and clinical efficacy.

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

Phase 2 clinical trials include the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving up to several hundred people.

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

The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. The FDA or the research institution conducting the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a product approval if we do not comply with pertinent regulatory requirements and standards or if problems occur after the product reaches the market. If the FDA grants approval of a product, the approval may impose limitations, including limits on the indicated uses for which we may market a product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including its withdrawal from the market.

Marketing our products abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks. To expedite development, we may pursue some or all of our initial clinical testing and approval activities outside the United States, and in particular in those nations where our products may have substantial medical and commercial relevance. In some such cases, any resulting products may be brought to the U.S. after substantial offshore experience is gained. Accordingly, we intend to pursue any such development in a manner consistent with U.S. and International Council of Harmonisation (ICH) standards so that the resultant development data is maximally applicable for potential global approval.

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

Management Changes

On December 27, 2016, the Board of Directors unanimously voted to terminate Peter R. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including Interim Chief Executive Officer and Chief Operating Officer of the Company, for cause, in accordance with the terms of his employment agreement based on the results of the investigation conducted by the Special Committee of the Board of Directors regarding improper expense advances and reimbursements to Mr. Culpepper. The Board of Directors has previously established a search committee to identify a permanent Chief Executive Officer after Dr. Dees’ resignation effective February 27, 2016. In the interim, Timothy C. Scott, Ph.D., the Company’s President, will perform the functions of the chief executive officer position in his capacity as President while the chief executive officer position remains vacant.

Employees

We currently have two employees, both of whom are full-time employees, and an independent contractor, John R. Glass, our Interim Chief Financial Officer. We also currently engage four full-time consultants, including a Director of Clinical Operations, a clinical data associate, a project manager, and an information technology consultant.

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

We are a development stage company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2016, we have incurred net losses of $205 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates, OTC products, or non-core technologies. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

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

All of our existing prescription drug candidates are in early to intermediate stages of development. It may be several years, if ever, until we have a prescription drug product available for commercial resale. If we do not successfully develop and license or commercialize our prescription drug candidates, or sell or license our OTC products or non-core technologies, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2017 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2017 and beyond as we continue to develop and seek commercialization of our prescription drug candidates. We intend to proceed as rapidly as possible with licensure of PH-10 on the basis of our expanding phase 2 atopic dermatitis and psoriasis results, which continue to be developed. We potentially may license PV-10 depending on the timing for the optimal deal structure for our stockholders. We are also focusing on PV-10 geographic licensing and partnering opportunities in such countries as China and India. We are also focusing on potential co-development partnering opportunities with combination of PV-10 and immune checkpoint blockade or systemic immunotherapy agents. We intend to also proceed as rapidly as possible with the sale or licensure of our OTC products and other non-core technologies. Although we believe that there is a reasonable basis for our expectation that we will become profitable due to both the licensure of PH-10 and PV-10, and the sale or licensure of our OTC products and non-core technologies, we cannot assure you that we will be able to achieve, or maintain, a level of profitability sufficient to meet our operating expenses.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. For example, we are currently assuming that we will continue to operate without any significant staff or other resources expansion. On March 19, 2017, we entered into an exclusive Definitive Financing Commitment Term Sheet with a group of our stockholders, which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which such investors will use their best efforts to provide financing to the Company in the minimum amount of $10 million up to $20 million (the “2017 Financing”). In connection with our entry into the Term Sheet, on March 20, 2017, we announced the termination of our offering of subscription rights to our existing common stockholders and holders of our class of warrants with an exercise price of $0.85 expiring June 19, 2020 (the “Listed Warrants”) to purchase units (“Units”) consisting of shares of common stock and Series C Preferred Stock (the “Rights Offering”), without accepting any funds from investors. We intend to acquire additional funding through the financing contemplated by the Term Sheet, and we may also seek capital from public or private equity or debt financings or other financing sources that may be available. Such additional financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our products, product candidates, and technologies that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business and may impair the value of our patents and other intangible assets.

There is substantial doubt as to our ability to continue as a going concern.

Our cash and cash equivalents were $1,165,738 at December 31, 2016, compared with $14,178,902 at December 31, 2015. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop PV-10 and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings (including the 2017 Equity Offering), exchange offers, debt financings, corporate collaborations or other means. In addition, we continue to explore opportunities to strategically monetize our lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance that we will be successful with such plans. We have historically been able to raise capital through equity offerings, although no assurance can be provided that we will continue to be successful in the future. If we are unable to raise sufficient capital through the 2017 Equity Offering or otherwise, we will not be able to pay our obligations as they become due.

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

Our former Chief Executive Officer and Chairman of the Board of Directors, as well as our former Interim Chief Executive Officer and former Chief Financial Officer, received travel expense advancements, which may be deemed a violation of Section 402 of the Sarbanes-Oxley Act of 2002 and/or other federal securities laws.

Our internal control testing for the year ended December 31, 2015 identified inadequate supporting documentation and lack of adequate review for the travel advances and expense reimbursements to H. Craig Dees, our former Chairman and Chief Executive Officer.

In February 2016, the Audit Committee initiated a review of Company procedures, policies and practices, including travel expense advancements and reimbursements to Dr. Dees. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Committee reviewed the Company’s financial policies and procedures, including management expenses. The Audit Committee concluded that Dr. Dees did not produce receipts for most of the travel expense advances he received from 2013 to 2015, and that some receipts produced by Dr. Dees during this period appear to have been altered.

A subsequent investigation conducted by a special committee of the Board of Directors regarding travel expenses of Peter R. Culpepper, our former Interim Chief Executive Officer and Chief Operating Officer and former Chief Financial Officer, concluded that Mr. Culpepper did not produce receipts and/or proof of travel for certain travel expense advances he received.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits personal loans to a director or executive officer of a public company. If the SEC were to institute proceedings to enforce a violation of this statute or other federal securities laws as a result of the travel advances to Dr. Dees or Mr. Culpepper, we may become a party to litigation or proceedings over these matters, and the outcome of such litigation or proceedings (including criminal, civil or administrative sanctions or penalties by the SEC), alone or in addition to the costs of litigation, may materially and adversely affect our business. The Company is unable to predict the extent of its ultimate liability with respect to the advances to Dr. Dees and Mr. Culpepper.

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

The Company has identified the following material weakness related to its travel expense advancement and reimbursement policies and procedures to Dr. Dees and Mr. Culpepper: (1) the documentation provided for an expenditure was not sufficient to support the authorization of such expenditure, (2) only the check register and not the supporting documentation was obtained by an executive officer approving the expenses incurred by another executive officer, and (3) there was not adequate reconciliation of travel advances to actual expenses. As a result, our management also has concluded that our disclosure controls and procedures are not effective such that the information relating to our Company required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

We continue to aggressively remediate the material weakness in our internal controls over financial reporting. To do so, we have put in place more clearly defined, tighter controls, including a clear process for limiting, approving and documenting travel advances and expenses and appropriately managing them. Specifically, we have:

•	Adopted a control enhancement to require the provision of all invoice copies along with the check register for appropriate approval, including all travel reimbursements separately approved;

•	Established a policy so travel advances are no longer permitted; and

•	Implemented a more formal and detailed travel and expense reimbursement policy.

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

Before obtaining regulatory approval for the sale of our product candidates, including PV-10, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Competition in clinical development has made it difficult to enroll patients at an acceptable rate in our clinical trials. Advances in medical technology could make our product candidates obsolete prior to completion of clinical testing. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

In October 2012, we presented final top-line data from the phase 2 trial of PV-10 for metastatic melanoma, and in March 2014, applied for BTD with the FDA, which was subsequently denied pending new clinical evidence that supports BTD. We (i) are conducting an expanded phase 1 trial of PV-10 for metastatic liver cancer; (ii) are conducting an exploratory phase 1 trial of PV-10 for neuroendocrine tumors (NET) metastatic to the liver; (iii) have completed a phase 1 clinical study of PV-10 for recurrent breast cancer; (iv) have completed a phase 1 trial of PV-10 in an investigator initiated study to ascertain the feasibility of detecting immune cell infiltrates in injected melanoma tumors which led to publication of data in 2016; (v) are conducting advanced immunologic profiling of clinical samples obtained in a phase 2 clinical trial for mechanism of action of PH-10 for psoriasis; (vi) have completed multiple phase 2 clinical trials of PH-10 for psoriasis and atopic dermatitis; (vii) have commenced a global phase 3 clinical trial to assess response to intralesional PV-10 versus that of investigator’s choice of systemic chemotherapy or intralesional oncolytic viral therapy in patients with melanoma confined to cutaneous and subcutaneous sites; and (viii) have commenced a phase 1b/2 study of PV-10 and Merck’s KEYTRUDA in late stage melanoma. While we have experience with earlier phase clinical development, we have never conducted a phase 3 clinical trial. The positive results we have seen to date in our phase 2 clinical trials of PV-10 for metastatic melanoma do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through pre-clinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during clinical trials for our product candidates, including PV-10, that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	the clinical study protocol may require one or more amendments delaying study completion;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, subjects may drop out of these clinical trials at a higher rate than we anticipate and enrollment in these clinical trials has been significantly slower than we anticipated so we have had to expand our geographic scope of enrollment of patients;

•	clinical investigators or study subjects fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we expand our phase 3 clinical trial of PV-10 to achieve patient accrual needs with respect to PV-10 as planned, and undertake additional clinical trials of our other product candidates. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development; however, if the full $20 million of the 2017 Equity Offering is raised, we believe the proceeds from the 2017 Equity Offering will be sufficient to fund the expansion of the geographical scope necessary to complete patient accrual in our ongoing phase 3 clinical trial of PV-10 and continue our current development activities with respect to PV-10.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for PV-10, include the following:

•	inability to raise funding, if necessary, to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites or to obtain regulatory approval and open sites in geographic regions beyond the sites initially planned; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims concerning our prescription drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay our ability to commercialize our product candidates and generate product revenues. In addition, we anticipate that our clinical trials will involve only a small patient population. Accordingly, the results of such trials may not be indicative of future results over a larger patient population.

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

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in research efforts related to treatment of dermatological conditions or cancers of the skin, liver and breast, which may compete with our clinical trials for patients and investigator resources and have caused lesser enrollment than anticipated, and could lead to the development of products or therapies that could compete directly with the prescription drug and other product candidates, and OTC products that we are seeking to develop and market.

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

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies that may compete with our efforts to establish similar collaborative arrangements. Academic institutions, government agencies, and other public and private research organizations may also conduct research, seek patent protection, and establish collaborative arrangements for research, clinical development, and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our programs.

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

The resignation of our Chief Executive Officer and Chairman of the Board of Directors, the termination of our Interim Chief Executive Officer and Chief Operating Officer and former Chief Financial Officer and our searches for, and appointments of, a long-term Chief Executive Officer and a Chief Financial Officer creates uncertainties and could have a material adverse impact on our business.

Effective February 27, 2016, Dr. Dees resigned as Chief Executive Officer and Chairman of the Board of Directors. Mr. Culpepper, who was then serving as our Chief Financial Officer and Chief Operating Officer, was appointed to serve as our Interim Chief Executive Officer until our Board of Directors completed its search process for a successor Chief Executive Officer to replace Dr. Dees. On December 27, 2016, the Board of Directors unanimously voted to terminate Mr. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including Interim Chief Executive Officer and Chief Operating Officer of the Company, for cause, in accordance with the terms of his employment agreement based on the results of the investigation conducted by the Special Committee of the Board of Directors regarding improper expense advances and reimbursements to Mr. Culpepper.

We face significant competition for executives with the qualifications and experience we are seeking. There can be no assurances concerning the timing or outcome of the Company’s search for a new permanent Chief Executive Officer. The Company’s ability to execute its business strategies may be adversely affected by the uncertainty associated with this transition.

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the recent changes in our management team, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent Chief Executive Officer and Chief Financial Officer, could have a material adverse effect on our business.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by two key employees and an independent contractor:

•	Timothy C. Scott, Ph.D., our President;

•	Eric A. Wachter, Ph.D. our Chief Technology Officer; and

•	John R. Glass, our Interim Chief Financial Officer, who is an independent contractor.

In addition to their responsibilities for management of our overall business strategy, Drs. Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop our prescription drug and other product candidates, and our OTC products. The loss of any of these key employees could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Any of these key employees or Mr. Glass may leave their employment or consulting arrangement with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified employees if any of our key employees or Mr. Glass should choose to leave.

Because we have only two employees and an independent contractor in total, our management may be unable to successfully manage our business.

In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

•	Researching diseases and possible therapies in the areas of oncology, dermatology and skin care, and biotechnology;

•	Developing our prescription drug and other product candidates, and OTC products based on our research;

•	Marketing and selling developed products;

•	Obtaining additional capital to finance research, development, production, and marketing of our products; and

•	Managing our business as it grows.

As discussed above, we currently have only two employees, both of whom are full-time employees and an independent contractor, John R. Glass, our Interim Chief Financial Officer, managing our business. The greatest burden of succeeding in the above areas, therefore, falls on Drs. Scott and Wachter and Mr. Glass. Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business. We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result. While we have not historically had difficulty in attracting employees, our small size and limited operating history may make it difficult for us to attract and retain employees in the future, which could further divert management’s attention from the operation of our business.

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

Pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide, on October 13, 2016, the NYSE MKT immediately suspended trading in shares of our common stock and Listed Warrants and commenced delisting procedures as a result of the abnormally low trading price of our common stock. We are appealing the NYSE MKT decision to commence delisting procedures. On October 20, 2016, we submitted a request for a review of such delisting determination, and on November 10, 2016, we submitted to the Listing Qualifications Panel our written submission in connection with our appeal. The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, we received notice from NYSE MKT that the Listing Qualifications Panel concurred with NYSE Regulation’s determination to delist the Company’s common stock and class of listed warrants. On February 14, 2017, we submitted a request for a review by the full Committee for Review to reconsider the decision of the Listing Qualifications Panel. The Committee for Review will consider the Company’s request for review on March 30, 2017. In the event our appeal is unsuccessful, our common stock will be delisted from the NYSE MKT.

In addition, on November 23, 2016, we received notice from NYSE MKT indicating that we are not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2016, we had stockholders’ equity of approximately $3,500,000. On December 22, 2016, we submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iii) by May 23, 2018. If the plan is not accepted, NYSE Regulation will take action to cite our noncompliance with Section 1003(a)(iii) of the NYSE MKT Company Guide as an additional basis for delisting. If the plan is accepted, we will be subject to periodic reviews and continued compliance with the plan. If we are not in compliance with the continued listing standards as of May 23, 2018, or do not make progress consistent with the plan, NYSE MKT will initiate delisting proceedings.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future, although we intend to issue shares of common stock in satisfaction of the dividend payments due on our Series B Preferred Stock and Series C Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently lease approximately 6,000 square feet of space outside of Knoxville, Tennessee for our corporate office and operations. Our monthly rental charge for these offices is approximately $5,000 per month, and the lease is on an annual basis, renewable for one year at our option. We have a lease commitment of $0 as of December 31, 2016. We believe that these offices generally are adequate for our needs currently and in the immediate future.

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

Pursuant to the Terms Sheet, the parties agreed, contingent upon the approval of the court in the consolidated Securities Litigation, to settle the cases as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier agreed to pay the total amount of $3.5 million (the “Settlement Funds”), $1.85 million of which was paid by the Company, and $1.65 million of which was paid by the insurance carrier directly to the plaintiff’s trust escrow account.

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

On April 7, 2016, the court in the Securities Litigation held a hearing on preliminary approval of the settlement, entered an order preliminarily approving the settlement, ordered that the class be notified of the settlement as set forth in the Stipulation of Settlement, and set a hearing on September 26, 2016 to determine whether the proposed settlement is fair, reasonable, and adequate to the class; whether the class should be certified and the plan of allocation of the Settlement Funds approved; whether to grant Lead Plaintiff’s request for expenses and Lead Plaintiff’s counsel’s request for fees and expenses; and whether to enter judgment dismissing the Securities Litigation as provided in the Stipulation of Settlement. On September 16, 2016, the Lead Plaintiff notified the court that approximately 6,300 stockholders did not receive notification of the proposed settlement until late August 2016 because of the delayed receipt of potential Settlement Class Member information from a number of brokers. As a result, on September 22, 2016, the parties filed a joint motion requesting that the court extend the deadlines to file a Proof of Claim, request exclusion from the settlement, or file an objection to the settlement, and that the court schedule a continued settlement hearing. The court granted the motion, cancelling the settlement hearing that had been set for September 26 and re-setting the hearing to take place on December 12, 2016. On December 2, 2016, the Lead Plaintiffs’ counsel reported to the court that there have been no requests for exclusion from the settlement and no objections to the proposed settlement. On December 12, 2016, the court held a final hearing on the fairness of the settlement and entered an order approving the settlement and dismissing the action with prejudice.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleges that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. The Company is seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company is seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company is also seeking foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Kleba Settlement Agreement. The United States District Court for the Eastern District of Tennessee at Knoxville entered a default judgment against the Defendants on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court recently issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016, which order will remain in place until the resolution of the underlying lawsuit absent further court order or agreement of the parties, and the Company is presently engaged in discovery regarding damages. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. The Court also set the hearing date to determine damages with respect to the motion for default judgment against Dr. Dees for April 26, 2017.

Mr. Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Company’s Board of Directors unanimously voted to terminate Peter R. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including Interim Chief Executive Officer and Chief Operating Officer of the Company, for cause, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Peter R. Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by a Special Committee of the Board of Directors regarding improper travel expense advancements and reimbursements to Mr. Culpepper.

The Special Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Special Committee in conducting the investigation. The Special Committee found that Mr. Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company seeks to recover from Mr. Culpepper the entire $294,255 in unsubstantiated travel expense reimbursements and advances, as well as all attorney’s fees and auditors’/experts’ fees incurred by the Company in connection with the examination of his travel expense reimbursements.

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “For Cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “For Cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Kleba Settlement Agreement (see Note 11 to the financial statements), such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Kleba Settlement Agreement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of December 31, 2016, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement and Mr. Culpepper has demanded this issue be resolved by mediation in accordance with the Culpepper Employment Agreement. The Company is in the process of responding to Mr. Culpepper’s demand, and the mediation has been scheduled for June 28, 2017. Concurrently, the Company is seeking from Mr. Culpepper immediate payment of amounts due under the Kleba Settlement Agreement as noted above.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (BHS) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’s failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’s conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The Complaint against BHS has been filed and served, an answer has been received and the parties have begun discovery.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to our business. We have received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by H. Craig Dees, our former Chief Executive Officer, and we have received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Peter R. Culpepper, our former Interim Chief Executive Officer and Chief Operating Officer and former Chief Financial Officer. At this time, the staff’s investigation into these matters remains ongoing. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

On May 16, 2014, our common stock ceased to be traded on the OTCQB Marketplace operated by OTC Markets Group and began trading on the NYSE MKT. On October 13, 2016, NYSE MKT suspended trading of our common stock, due to the abnormally low trading prices of our common stock, and on October 17, 2016 our common stock began trading on the OTCQB Marketplace. Our trading symbol remains “PVCT.” The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2015:

	High	Low
2015
First Quarter (January 1 to March 31)	$0.93	$0.76
Second Quarter (April 1 to June 30)	$0.99	$0.49
Third Quarter (July 1 to September 30)	$0.70	$0.32
Fourth Quarter (October 1 to December 31)	$0.60	$0.36
2016
First Quarter (January 1 to March 31)	$0.52	$0.35
Second Quarter (April 1 to June 30)	$0.53	$0.31
Third Quarter (July 1 to September 30)	$0.38	$0.09
Fourth Quarter (October 1 to December 31)	$0.10	$0.01

The closing price for our common stock on March 10, 2017 was $0.03. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 10, 2017, we had 972 active shareholders of record of our common stock.

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

The holders of our outstanding Series B Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Preferred Stock. The dividends become payable, at our option, in either cash, out of any funds legally available for such purpose, or in shares of common stock, (i) upon any conversion of the Series B Preferred Stock, (ii) on each such other date as our board of directors may determine, subject to written consent of the holders of Series B Preferred Stock holding a majority of the then issued and outstanding Series B Preferred Stock, (iii) upon our liquidation, dissolution or winding up, and (iv) upon occurrence of a fundamental transaction, including any merger or consolidation, sale of all or substantially all of our assets, exchange or conversion of all of our common stock by tender offer, exchange offer or reclassification; provided, however, that if Series B Preferred Stock is converted into shares of common stock at any time prior to the fifth anniversary of the date of issuance of the Series B Preferred Stock, the holder will receive a make-whole payment in an amount equal to all of the dividends that, but for the early conversion, would have otherwise accrued on the applicable shares of Series B Preferred Stock being converted for the period commencing on the conversion date and ending on the fifth anniversary of the date of issuance, less the amount of all prior dividends paid on such converted Series B Preferred Stock before the date of conversion. Make-whole payments are payable at our option in either cash, out of any funds legally available for such purpose, or in shares of common stock. With respect to any dividend payments and make-whole payments paid in shares of common stock, the number of shares of common stock to be issued to a holder of Series B Preferred Stock will be an amount equal to the quotient of (i) the amount of the dividend payable to such holder divided by (ii) the conversion price then in effect.

Stock Performance Graph

The following graph shows the changes, over the past five-year period, in the value of $100 invested in Provectus common stock, the NASDAQ Composite Total Return Index and a Peer group of companies composed of development stage, biopharmaceutical companies that have a focus on developing oncology compounds. The graph assumes that all dividends are reinvested.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2016

	2011	2012	2013	2014	2015	2016
Provectus Biopharmaceuticals, Inc.	$100.00	$69.14	$297.53	$98.77	$48.15	$2.47
NASDAQ Composite-Total Returns	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Peer Group	$100.00	$107.08	$112.82	$99.28	$62.56	$40.62

Recent Issuances of Unregistered Securities

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2016 and 2015, as well as consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, and the report thereon are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with our audited consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included below in Item 7.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(all amounts in thousands except per share data)
Consolidated Statement of Operations Data:
Gain on settlement – net of discount	$—	$—	$4,178	$—	$—
Operating expenses
Research and development	8,543	11,380	5,809	4,267	5,677
General and administrative	15,969	13,274	11,002	8,761	8,661

Total operating loss	(24,512)	(24,654)	(12,633)	(13,028)	(14,338)
Other income, net	85	152	2,390	(14,670)	1,769

Net loss	(24,427)	(24,502)	(10,243)	(27,698)	(12,569)
Dividend paid in-kind to preferred shareholders	(2,386)	—	—	—	—
Deemed dividend	(2,046)	—	—	—	—
Dividends on preferred stock	—	—	—	(1,188)	(183)

Net loss applicable to common stockholders	$(28,859)	$(24,502)	$(10,243)	$(28,886)	$(12,752)

Basic and diluted loss per common share	$(0.12)	$(0.13)	$(0.06)	$(0.22)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	233,850	195,662	175,828	132,001	112,987

	As of December 31,
	2016	2015	2014	2013	2012
	(all amounts in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,166	$14,179	$17,392	$15,696	$1,222
Patents, net	2,241	2,913	3,584	4,255	4,926
Other assets	2,204	3,348	5,208	57	56
Total assets	5,611	20,440	26,184	20,008	6,204
Current liabilities	2,142	4,123	848	513	511
Long-term liability	—	—	147	12,866	1,300
Preferred stock	(0)	—	—	—	2
Common stock	364	205	185	160	118
Additional paid-in capital	208,328	196,908	181,299	152,520	122,626
Accumulated deficit	(205,223)	(180,796)	(156,294)	(146,051)	(118,353)
Total stockholders’ equity	3,469	16,317	25,190	6,629	4,393

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant estimates and assumptions include the collectability of long-term receivables, the recoverability and useful lives of long-lived assets, stock-based compensation, derivative liabilities and the valuation allowance related to our deferred tax assets. Certain of our estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates and could cause actual results to differ from those estimates.

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

Patents at December 31, 2016 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) on November 19, 2002. The majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 1-6 years. Annual amortization of the patents is expected to approximate $671,000 in 2017, 2018 and 2019, and $228,000 in 2020.

Long-Term Receivables

We carry long-term receivables from certain current and former employees in connection with the Kleba Shareholder Derivative Lawsuit (see Note 12 to the financial statements). The long-term receivables are carried at their contractual amounts, less a reserve for any amounts deemed by management to be uncollectible. Management evaluates the collectability of the receivables at least quarterly. Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the measurement date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We compute the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock which is determined by reviewing our historical public market closing prices.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: payroll, consulting and contract labor, lab supplies and pharmaceutical preparations, legal, insurance, rent and utilities, and depreciation and amortization.

Derivative Instruments

We evaluate our convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815. The accounting treatment of derivative financial instruments requires that we record the conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

The Monte-Carlo Simulation model was used to estimate the fair value of the warrants that were classified as derivative liabilities. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The carrying amounts of our financial assets and liabilities, such as cash and cash equivalents, short-term settlement receivable, other current assets, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

On December 27, 2016, the Board of Directors unanimously voted to terminate Peter R. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including Interim Chief Executive Officer and Chief Operating Officer of the Company, for cause. Mr. Culpepper had served as our Interim Chief Executive Officer while our Board of Directors conducted its search process for a successor Chief Executive Officer to replace H. Craig Dees, our former Chief Executive Officer (the “Former CEO”), who resigned effective February 27, 2016 as our Chief Executive Officer and Chairman of the Board of Directors, and prior to that, Mr. Culpepper had served as our Chief Financial Officer. Our Board of Directors also retained John R. Glass as our Interim Chief Financial Officer in April 2016. We also plan to continue operating with our four primary consultants and various vendor relationships and anticipate adding additional personnel or contract research organizations if necessary in the next 12 months. Our current plans also include minimal purchases of new property, plant and equipment, and increased research and development for additional clinical trials.

We believe that our investigational drugs PV-10 and PH-10 provide us with two products in multiple indications, which have been shown in clinical trials to be safe to treat serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida and the University of Illinois at

Chicago. We continue to develop clinical trials for these products to show their safety and efficacy, which we believe will continue to be shown based on data in previous studies, and which result in one or more license transactions with pharmaceutical and or biotech companies. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Research and development

Research and development costs totaling $8,543,074 for 2016 included payroll of $589,790, consulting and contract labor of $6,355,102, lab supplies and pharmaceutical preparations of $70,465, legal of $330,684, insurance of $243,569, rent and utilities of $96,794, and depreciation and amortization expense of $684,234. Research and development costs totaling $11,379,689 for 2015 included payroll of $2,292,710, consulting and contract labor of $6,652,406, lab supplies and pharmaceutical preparations of $1,115,140, legal of $358,582, insurance of $189,358, rent and utilities of $87,208, and depreciation and amortization expense of $684,285.

The overall decrease in research and development costs is due primarily to the decrease in lab supplies and pharmaceutical preparations of approximately $1,000,000 in 2016 over 2015 due to lower investigational drug costs for the phase 3 study of PV-10 in locally advanced cutaneous melanoma and the phase 2 study of PH-10 mechanism of action, both of which commenced in the quarter ended March 31, 2015, as well as the phase 1 b/2 study of PV-10 in combination with pembrolizumab which commenced in the quarter ended September 30, 2015, and is also due to the decrease in payroll expense of approximately $1,700,000 which was primarily due to reduced salary and other benefits associated with the departure of H. Craig Dees, our former Chief Executive Officer as well as due to the fact that we did not issue stock-based compensation during 2016.

General and administrative

General and administrative expense for 2016 totaled $15,968,949. These expenses included legal fees totaling $3,773,987, accounting fees of $2,064,052, investor relations expense of $1,936,005, reserve for doubtful accounts of $906,215, public relations expense of $617,659, payroll expense of $1,263,685, travel expenses of $875,037, financial expenses of $524,483, director fees of $335,000, conference expense of $257,887, information technology expense of $220,870, contributions of $138,500, insurance expense of $154,244, payroll and other taxes of $54,411, rent and utilities expense totaling $48,397, security expenses of $53,039, office expense and other of $109,322 and warrant incentive expense totaling $2,718,407, less imputed interest income totaling $82,248.

Expenses for 2015 totaled $13,274,072. Included in these expenses were legal fees of $3,055,858, accounting fees of $532,361, financial expenses of $691,841, investor relations expense of $2,103,064, reserve for doubtful accounts of $1,098,328, public relations expense of $305,413, information technology expense of $201,000, travel expenses totaling $2,318,006, payroll and other taxes of $144,733, rent and utilities of $43,560, security expense of $51,251, director fees of $270,000, insurance expense of $94,424, payroll expense of $1,757,047 and office and other expenses totaling $607,186.

The increase of $2,694,877 was primarily the result of the company’s investigations regarding improper travel expense advancements and reimbursements to Dr. Dees and Mr. Culpepper, the change in the Company’s auditors and the preparation of two registration statements in 2016.

Investment income

Investment income is immaterial for all periods presented.

Public offering issuance expense

During the year ended December 31, 2016, we incurred issuance expense of $436,248 associated with our August 2016 public offering of Series B Preferred Stock. The portion of issuance costs allocated to the derivative liability were included within the consolidated statement of operations during 2016. There was no public offering issuance expense in 2015.

Change in fair value of warrant liability

Change in fair value of warrant liability increased by $372,315 to a gain of $518,875 in 2016 from a gain of $146,560 in 2015, which is primarily a result of the reduction in our stock price which, in turn, reduces the fair value of the warrant liability.

Comparison of the Years Ended December 31, 2015 and 2014

Gain on Settlement

The gain on settlement, net of discount, of $4,178,345 occurred in 2014 as a result from accounting for the settlement of the Shareholder Derivative Lawsuit described in Note 9 to the financial statements.

Research and development

Research and development costs totaling $11,379,689 for 2015 included payroll of $2,292,710, consulting and contract labor of $6,652,406, lab supplies and pharmaceutical preparations of $1,115,140, legal of $358,582, insurance of $189,358, rent and utilities of $87,208, and depreciation and amortization expense of $684,285. Research and development costs totaling $5,809,047 for 2014 included payroll of $1,395,321, consulting and contract labor of $2,355,780, lab supplies and pharmaceutical preparations of $790,653, legal of $384,061, insurance of $115,957, rent and utilities of $87,623, and depreciation and amortization expense of $679,652.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $1,165,738 at December 31, 2016, compared with $14,178,902 at December 31, 2015. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $205,223,420 as of December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining other financing to fund its capital requirement and on-going operations, including the 2017 Financing discussed below; however, there can be no assurance the Company will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Significant funds will be needed for the Company to continue and complete its Phase 3 clinical trials.

August 2016 Offering

On August 30, 2016, we closed a public offering of 240,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share, which we refer to as the Series B Preferred Stock (which shares were initially convertible into an aggregate of 24,000,000 shares of the our common stock), and warrants, which we refer to as the August 2016 Warrants, initially exercisable to purchase an aggregate of 24,000,000 shares of common stock at an exercise price of $0.275 per share of common stock. On November 23, 2016, (i) the conversion price of the Series B Preferred Stock was reduced to $0.0533 pursuant to the terms of the Series B Certificate of Designation and (ii) the exercise price of the August 2016 Warrants was set at $0.0533 pursuant to the terms of the August 2016 Warrants. Accordingly, on November 28, 2016, we issued holders who had previously converted their shares of Series B Preferred Stock 112,442,685 shares of common stock pursuant to the price reset provisions in the Series B Certificate of Designation, and we were obligated to issue an additional 6,330,316 shares of common stock, which shares were being held in abeyance as of November 28, 2016 pursuant to beneficial ownership limitations. On December 16, 2016, we issued 3,165,158 of the shares being held in abeyance pursuant to beneficial ownership limitations, and on December 27, 2016, we issued the remaining 3,165,158 shares of common stock being held in abeyance pursuant to beneficial ownership limitations. Holders of August 2016 Warrants are entitled to exercise their August 2016 Warrants at the Adjusted Exercise Price and will receive an aggregate of 112,564,968 shares of common stock upon exercise of the August 2016 Warrants. The Series B Preferred Stock and August 2016 Warrants were sold together at a price of $25.00 for a combination of one share of Series B Preferred Stock and 100 August 2016 Warrants to purchase one share of common stock each, resulting in gross offering proceeds of $6,000,000 to us before the payment of placement agent fees and expenses related to the offering.

Convertible Promissory Note

On February 21, 2017, we issued a convertible promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer (“Lender”), evidencing an unsecured loan from Lender to the Company in the original principal amount of up to $2,500,000 (the “Promissory Note”). Interest accrues on the outstanding balance of the Promissory Note at six percent (6%) per annum calculated on a 360-day basis.

The Promissory Note matures on the earlier of (i) May 22, 2017, (ii) the date upon which the Company defaults under the Promissory Note or (iii) the date on which the Promissory Note is converted into New Securities (the earliest of such dates, the “Maturity Date”). In lieu of repayment on the Maturity Date, Lender may elect in his sole discretion to apply any and all amounts due and owing to Lender under the Promissory Note to Lender’s obligations under that certain Settlement Agreement dated June 6, 2014 by and between Lender and the Company in connection with the settlement of the Kleba shareholder derivative lawsuit (see Note 11 to the financial statements).

As of March 29, 2017, we have borrowed the entire $2,500,000 principal amount under the Promissory Note. Sixty percent (60%) of the proceeds advanced under the Promissory Note must be used for our research and development expenses, and the remaining forty percent (40%) of the proceeds advanced under the Promissory Note must be used for our general administrative expenses.

Pursuant to the terms of the Promissory Note, in the event that, prior to the repayment in full of the Promissory Note, the Company consummates a bona fide equity financing conducted with the principal purpose of raising capital, pursuant to which the Company sells shares or units of an equity security or preferred equity approved by the board of directors, which board of directors must consist of at least a majority of the members on the board of directors serving as of the date of the Promissory Note (a “Qualified Equity Financing”), then such amount of the outstanding principal due under the Promissory Note plus all accrued but unpaid interest that may be included in the Qualified Equity Financing shall automatically convert into the equity securities or securities convertible into equity securities of the Company issued in such Qualified Equity Financing (“New Securities”) at the price per New Security at which the Company issues any New Securities in any public or private offering during the period that the Promissory Note is outstanding and otherwise on the same terms (including the same rights, preferences and privileges) as the other investors that purchase New Securities in such Qualified Equity Financing.

Further, under the Promissory Note, we have agreed to pay to Lender up to $25,000 for Lender’s reasonable legal fees and expenses incurred in connection with the transactions contemplated by the Promissory Note. We may prepay principal and interest under the Promissory Note at any time, in whole or in part, without premium or other prepayment charges.

Pursuant to a Waiver of Rights Agreement, Lender further agreed to waive his rights (A) to foreclose on the assets of the Company or (B) to initiate, or cause the initiation of, any proceeding in bankruptcy or the appointment of any custodian, trustee or liquidator of the Company or of all or a portion of the Company’s assets in the event of default under the Promissory Note so long as (i) any shares of Series C Preferred Stock of the Company issued pursuant to the Rights Offering commenced by the Company on January 30, 2017 remain outstanding (other than such shares of Series C Preferred Stock held by Lender) and (ii) a change in control of the Company has not occurred, which is any transaction that results in either (a) the shareholders of the Company not continuing to hold at least 50% of the voting interest in the Company after such transaction or (b) the directors of the Company serving on the board of directors as of February 21, 2017 no longer represent a majority of the outstanding board members. On March 24, 2017, the Company filed a Certificate of Elimination to cancel the Series C Preferred Stock with the Secretary of State of the State of Delaware since no shares of Series C Preferred Stock were issued or outstanding after the Company terminated the Rights Offering without accepting any subscriptions.

Term Sheet for 2017 Financing

On March 19, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders, which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which such investors will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”), $2,500,000 of which will be funded into Escrow (as defined below) upon the execution of definitive documents, and, the $2,500,000 Promissory Note will be exchanged for a Note (as defined below) on the terms described below upon the funding of such first tranche into Escrow.

The 2017 Financing will be in the form of a secured convertible loan (the “Loan”) from the investors (collectively, the “Investors”). The Loan will be evidenced by secured convertible promissory notes (each, a “Note”) from the Company to the Investors. In addition to the customary provisions, the Note shall contain the following provisions:

(i) It will be secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii) The Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii) The Loan proceeds will be held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv) In the event there is a change of control of the Company’s board of directors (“Board”) as proposed by any person or group other than the Investors, the term of the Note will be accelerated and all amounts due under the Note will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v) The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi) Notwithstanding (v) above, the principal amount of the Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18 month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

The Series D Preferred Stock shall have a first priority right to receive proceeds from the sale, liquidation or dissolution of the Company or any of the Company’s assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D Preferred Stock (the “Date of Issuance”), the holders of Series D Preferred Stock shall receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D Preferred Stock shall receive a preference of six times (6x) their respective investment amount.

The Series D Preferred Stock shall be convertible at the option of the holders thereof into shares of the Company’s common stock based on a formula to achieve a one-for-one conversion ratio. The Series D Preferred Stock shall automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance. On an as-converted basis, the Series D Preferred Stock shall carry the right to one (1) vote per share. The Series D Preferred Stock shall not have any dividend preference but shall be entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on any other class of the Company’s capital stock. The holders of Series D Preferred Stock shall not have anti-dilution protection.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. We expect that the existing and forthcoming clinical and nonclinical mechanism of action data for both PV-10 and PH-10 will further aid in both regulatory clarity and transactions with potential partners. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidate, PV-10, through potential licensing transactions, although there can be no assurance provided that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due.

The primary financial objective of our company is to strategically monetize the core value of PV-10 and PH-10 through the various transactions discussed elsewhere in this report. However, we cannot assure you that we will be successful in licensing either PV-10 or PH-10, entering into any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2017 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities, including the 2017 Financing. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2016, 2015 and 2014, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2016, 2015 and 2014 in the amounts of $21,936,734, $17,410,217 and $13,847,411, respectively. The net cash used in operating activities for the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $24,427,270, adjusted for non-cash expenses in the aggregate amount of $4,246,391, plus $1,755,855 of cash used to fund changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2015 was primarily due to cash used to fund a net loss of $24,502,340, adjusted for non-cash expenses in the aggregate amount of $3,061,801, partially offset by $4,030,322 of cash provided by changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2014 was primarily due to cash used to fund a net loss of $10,242,990, adjusted for non-cash income in the aggregate amount of $3,027,864, plus $576,557 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

During the years ended December 31, 2015 and 2014, net cash used in investing activities was $6,139 and $70,590, respectively, which was used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2016, 2015 and 2014 was $8,923,570, $14,203,657 and $15,613,359, respectively. During the year ended December 31, 2016, $5,288,530 of net proceeds were from the sales of convertible preferred stock and warrants and $3,635,040 of net proceeds were from the issuance of common stock and warrants pursuant to a warrant exchange offer. During the year ended December 31, 2015, $13,653,927 of net proceeds were from sales of common stock and warrants and $549,730 of proceeds were from option and warrant exercises. During the year ended December 31, 2014, $11,122,602 of net proceeds were from sales of common stock and warrants and $4,490,757 of proceeds were from option and warrant exercises.

Contractual Obligations—Leases

We lease office and laboratory space in Knoxville, Tennessee on an annual basis, continuing for five years to January 1, 2020, unless 30 days’ notice is given by either party to terminate the agreement.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2018. The Company currently does not have revenues but will consider any related impact going forward.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company adopted this ASU during 2016.

In November 2014, the FASB issued ASU No. 2014-16, “(Topic 815) Derivatives and Hedging” (“ASU 2014-16”), which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-03, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815)”. The amendments apply to all entities that are issuers of, or investors in, debt instruments (or hybrid financial instruments in this Update that are determined to have a debt host) with embedded call (put) options. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU amends the principal versus agent guidance in ASU 2014-09. Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In September 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The new standard takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 requires, when assessing which party is the primary beneficiary in a VIE, that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

Subsequent Events

Convertible Promissory Note

On February 21, 2017, the Company issued a convertible promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer (“Lender”), evidencing an unsecured loan from Lender to the Company in the original principal amount of up to $2,500,000 (the “Promissory Note”). Interest accrues on the outstanding balance of the Promissory Note at six percent (6%) per annum calculated on a 360-day basis.

The Promissory Note matures on the earlier of (i) May 22, 2017, (ii) the date upon which the Company defaults under the Promissory Note or (iii) the date on which the Promissory Note is converted into New Securities (the earliest of such dates, the “Maturity Date”). In lieu of repayment on the Maturity Date, Lender may elect in his sole discretion to apply any and all amounts due and owing to Lender under the Promissory Note to Lender’s obligations under that certain Settlement Agreement dated June 6, 2014 by and between Lender and the Company in connection with the settlement of the Kleba shareholder derivative lawsuit (see Note 11 to the financial statements).

As of March 29, 2017, we have borrowed the entire $2,500,000 principal amount under the Promissory Note. Sixty percent (60%) of the proceeds advanced under the Promissory Note must be used for the Company’s research and development expenses, and the remaining forty percent (40%) of the proceeds advanced under the Promissory Note must be used for the Company’s general administrative expenses.

Pursuant to the terms of the Promissory Note, in the event that, prior to the repayment in full of the Promissory Note, the Company consummates a bona fide equity financing conducted with the principal purpose of raising capital, pursuant to which the Company sells shares or units of an equity security or preferred equity approved by the board of directors, which board of directors must consist of at least a majority of the members on the board of directors serving as of the date of the Promissory Note (a “Qualified Equity Financing”), then such amount of the outstanding principal due under the Promissory Note plus all accrued but unpaid interest that may be included in the Qualified Equity Financing shall automatically convert into the equity securities or securities convertible into equity securities of the Company issued in such Qualified Equity Financing (“New Securities”) at the price per New Security at which the Company issues any New Securities in any public or private offering during the period that the Promissory Note is outstanding and otherwise on the same terms (including the same rights, preferences and privileges) as the other investors that purchase New Securities in such Qualified Equity Financing.

Further, under the Promissory Note, the Company has agreed to pay to Lender up to $25,000 for Lender’s reasonable legal fees and expenses incurred in connection with the transactions contemplated by the Promissory Note. The Company may prepay principal and interest under the Promissory Note at any time, in whole or in part, without premium or other prepayment charges.

Pursuant to a Waiver of Rights Agreement, Lender further agreed to waive his rights (A) to foreclose on the assets of the Company or (B) to initiate, or cause the initiation of, any proceeding in bankruptcy or the appointment of any custodian, trustee or liquidator of the Company or of all or a portion of the Company’s assets in the event of default under the Promissory Note so long as (i) any shares of Series C Preferred Stock of the Company issued pursuant to the Rights Offering commenced by the Company on January 30, 2017 remain outstanding (other than such shares of Series C Preferred Stock held by Lender) and (ii) a change in control of the Company has not occurred, which is any transaction that results in either (a) the shareholders of the Company not continuing to hold at least 50% of the voting interest in the Company after such transaction or (b) the directors of the Company serving on the board of directors as of February 21, 2017 no longer represent a majority of the outstanding board members. On March 24, 2017, the Company filed a Certificate of Elimination to cancel the Series C Preferred Stock with the Secretary of State of the State of Delaware since no shares of Series C Preferred Stock were issued or outstanding after the Company terminated the Rights Offering without accepting any subscriptions.

Termination of Rights Offering

On October 5, 2016, the Company filed a registration statement on Form S-1 with the SEC, as amended on November 1, 2016, November 22, 2016, December 6, 2016, December 21, 2016, January 19, 2017 and January 26, 2017 to issue subscription rights (“Rights”) to the Company’s existing common stockholders and holders of the Company’s class of warrants with an exercise price of $0.85 expiring June 19, 2020 (the “Listed Warrants”) to purchase units (“Units”) consisting of shares of common stock and Series C Preferred Stock (the “Rights Offering”). Each share of Series C Preferred Stock was to be convertible into eight (8) shares of common stock. Each Right would have entitled holders of the Company’s common stock and Listed Warrants to purchase one Unit. On March 20, 2017, the Company announced the termination of the Rights Offering without accepting any funds from investors. Broadridge Corporate Issuer Solutions, Inc., the subscription agent for the Rights Offering (“Broadridge”), returned all subscription payments received by Broadridge to investors, without interest or penalty. All subscription rights expired upon termination of the Rights Offering. On March 24, 2017, the Company filed a Certificate of Elimination to cancel the Series C Preferred Stock with the Secretary of State of the State of Delaware.

Term Sheet for 2017 Financing

On March 19, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders, which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which such investors will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”), $2,500,000 of which will be funded into Escrow (as defined below) upon the execution of definitive documents, and, the $2,500,000 Promissory Note will be exchanged for a Note (as defined below) on the terms described below upon the funding of such first tranche into Escrow.

The 2017 Financing will be in the form of a secured convertible loan (the “Loan”) from the investors (collectively, the “Investors”). The Loan will be evidenced by secured convertible promissory notes (each, a “Note”) from the Company to the Investors. In addition to the customary provisions, the Note shall contain the following provisions:

(i) It will be secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii) The Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii) The Loan proceeds will be held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv) In the event there is a change of control of the Company’s board of directors (“Board”) as proposed by any person or group other than the Investors, the term of the Note will be accelerated and all amounts due under the Note will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v) The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi) Notwithstanding (v) above, the principal amount of the Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18 month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

The Series D Preferred Stock shall have a first priority right to receive proceeds from the sale, liquidation or dissolution of the Company or any of the Company’s assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D Preferred Stock (the “Date of Issuance”), the holders of Series D Preferred Stock shall receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D Preferred Stock shall receive a preference of six times (6x) their respective investment amount.

The Series D Preferred Stock shall be convertible at the option of the holders thereof into shares of the Company’s common stock based on a formula to achieve a one-for-one conversion ratio. The Series D Preferred Stock shall automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance. On an as-converted basis, the Series D Preferred Stock shall carry the right to one (1) vote per share. The Series D Preferred Stock shall not have any dividend preference but shall be entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on any other class of the Company’s capital stock. The holders of Series D Preferred Stock shall not have anti-dilution protection.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of December 31, 2016, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011, February 2013 and August 2016 as liabilities at their fair value upon issuance, which were remeasured at each period end with the change in fair value recorded in the statement of operations. All such warrants were valued at $0 as of December 31, 2016. See Note 10 of the consolidated financial statements contained in this Annual Report on Form 10-K.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

Provectus Biopharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provectus Biopharmaceuticals, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provectus Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated March 31, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Provectus Biopharmaceuticals, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Provectus Biopharmaceuticals, Inc., as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provectus Biopharmaceuticals, Inc. at December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois

March 30, 2016

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Assets

Current Assets:
Cash and cash equivalents	$1,165,738	$14,178,902
Short-term related party receivable - settlement	300,000	500,000
Other current assets	360,562	41,192

Total Current Assets	1,826,300	14,720,094

Equipment and furnishings, less accumulated depreciation of $464,140 and $451,028, respectively	72,033	85,145
Patents, net of accumulated amortization of $9,473,978 and $8,802,857, respectively	2,241,467	2,912,588
Long-term related party receivable – reimbursable legal fees, net of reserve for uncollectibility of $445,500 and $227,750, respectively	455,500	683,250
Long-term related party receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043 and $870,578, respectively	1,015,710	2,011,735
Other assets	—	27,000

Total Assets	$5,611,010	$20,439,812

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable - trade	$1,919,870	$1,887,171
Accrued consulting expense	—	133,282
Accrued settlement expense	—	1,850,000
Other accrued expenses	221,956	252,418

Total Liabilities	2,141,826	4,122,871

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 8,600 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively; aggregate liquidation preference of $301,000 at December 31, 2016	9	—
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 364,773,297 and 204,979,100 shares issued and outstanding, respectively	364,773	204,979
Additional paid-in capital	208,327,822	196,908,112
Accumulated deficit	(205,223,420)	(180,796,150)

Total Stockholder’s Equity	3,469,184	16,316,941

Total Liabilities and Stockholders’ Equity	$5,611,010	$20,439,812

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014

Gain on settlement - net of discount	$—	$—	$4,178,345
Operating Expenses
Research and development	8,543,074	11,379,689	5,809,047
General and administrative	15,968,949	13,274,072	11,002,326

Total Operating Loss	(24,512,023)	(24,653,761)	(12,633,028)

Investment income	2,126	4,861	5,645
Public offering issuance expense (See Note 4)	(436,248)	—	—
Gain (loss) on change in fair value of warrant liability	518,875	146,560	2,384,393

Net Loss	(24,427,270)	(24,502,340)	(10,242,990)

Dividend paid in-kind to preferred shareholders	(2,386,453)	—	—
Deemed dividend	(2,045,790)	—	—

Net Loss Applicable to Common Shareholders	$(28,859,513)	$(24,502,340)	$(10,242,990)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.13)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	233,849,589	195,661,859	175,828,004

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2014	33,334	$33	—	$—	159,751,724	$159,752	$152,519,701	$(146,050,820)	$6,628,666
Issuance of stock for services	—	—	—	—	300,000	300	417,950	—	418,250
Issuance of warrants for services	—	—	—	—	—	—	2,321,327	—	2,321,327
Reclassification of warrant liability	—	—	—	—	—	—	10,335,619	—	10,335,619
Cash proceeds from exercise of warrants and stock options	—	—	—	—	14,926,617	14,926	4,475,831	—	4,490,757
Issuance of common stock and warrants pursuant to Regulation D	—	—	—	—	9,784,600	9,785	11,112,817	—	11,122,602
Preferred stock conversions into common stock	(33,334)	(33)	—	—	33,334	33	—	—	—
Employee stock compensation from stock options	—	—	—	—	—	—	115,645	—	115,645
Net loss	—	—	—	—	—	—	—	(10,242,990)	(10,242,990)

Balance at December 31, 2014	—	$—	—	$—	184,796,275	$184,796	$181,298,890	$(156,293,810)	$25,189,876
Issuance of stock for services	—	—	—	—	305,627	306	202,508	—	202,814
Issuance of warrants for services	—	—	—	—	—	—	552,358	—	552,358
Cash proceeds from exercise of warrants and stock options	—	—	—	—	590,098	590	549,140	—	549,730
Issuance of common stock and warrants pursuant to Regulation D	—	—	—	—	1,787,100	1,787	1,552,990	—	1,554,777
Issuance of common stock and warrants pursuant to Section 5	—	—	—	—	17,500,000	17,500	12,081,650	—	12,099,150
Employee compensation from stock options	—	—	—	—	—	—	670,576	—	670,576
Net loss	—	—	—	—	—	—	—	(24,502,340)	(24,502,340)

Balance at December 31, 2015	—	$—	—	$—	204,979,100	$204,979	$196,908,112	$(180,796,150)	$16,316,941
Issuance of stock for services	—	—	—	—	51,745	52	20,111	—	20,163
Reclassification of warrant liability	—	—	—	—	—	—	3,160,114	—	3,160,114
Issuance of common stock and warrants pursuant to warrant exchange offer	—	—	—	—	7,798,507	7,798	6,345,649	—	6,353,447
Issuance of preferred stock and warrants	—	—	240,000	240	—	—	2,045,549	—	2,045,789
Preferred stock conversions into common stock	—	—	(231,400)	(231)	142,466,533	142,467	(142,236)	—	—
Dividend paid in-kind to preferred shareholders	—	—	—	—	9,477,412	9,477	(9,477)	—	—
Net loss	—	—	—	—	—	—	—	(24,427,270)	(24,427,270)

Balance at December 31, 2016	—	$—	8,600	$9	364,773,297	$364,773	$208,327,822	$(205,223,420)	$3,469,184

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net loss	$(24,427,270)	$(24,502,340)	$(10,242,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,112	13,165	8,532
Amortization of patents	671,121	671,120	671,120
Warrant incentive expense	2,718,407	—	—
Compensation through issuance of stock options	—	670,576	115,645
Issuance of stock for services	20,163	202,814	418,250
Issuance of warrants for services	—	552,358	2,321,327
Public offering issuance expense (See Note 4)	436,248	—	—
Gain on change in fair value of warrant liability	(518,875)	(146,560)	(2,384,393)
Gain on settlement	—	—	(4,178,345)
Reserve for uncollectibility of settlement receivable	678,465	870,578	—
Reserve for uncollectibility of legal fees receivable	227,750	227,750	—
Changes in operating assets and liabilities:
Settlement receivable	517,560	501,615	66,667
Other assets	(292,370)	253,558	(978,000)
Accounts payable	32,699	1,446,469	91,833
Accrued settlement expense	(1,850,000)	1,850,000	—
Accrued consulting and other accrued expense	(163,744)	(21,320)	242,943

Net Cash Used In Operating Activities	(21,936,734)	(17,410,217)	(13,847,411)

Cash Flows From Investing Activities
Capital expenditures	—	(6,139)	(70,590)

Net Cash Used In Investing Activities	—	(6,139)	(70,590)

Cash Flows From Financing Activities
Net proceeds from sales of common stock and warrants	—	13,653,927	11,122,602
Gross proceeds from sales of convertible preferred stock and warrants	6,000,000	—	—
Payment of offering costs in connection with August 2016 financing	(711,470)	—	—
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	3,635,040	—	—
Proceeds from exercise of warrants and stock options	—	549,730	4,490,757

Net Cash Provided By Financing Activities	8,923,570	14,203,657	15,613,359

Net Change In Cash and Cash Equivalents	(13,013,164)	(3,212,699)	1,695,358
Cash and Cash Equivalents, Beginning of Period	14,178,902	17,391,601	15,696,243

Cash and Cash Equivalents, End of Period	$1,165,738	$14,178,902	$17,391,601

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$151,944	$—	$—
Deemed dividend	$2,045,790	$—	$—
Issuance in-kind of preferred stock dividends	$2,386,453	$—	$—
Reclassification of warrant liability to equity	$3,160,144	$—	$10,335,619

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a biopharmaceutical company that is focusing on developing minimally invasive products for the treatment of psoriasis and other topical diseases, and certain forms of cancer including melanoma, breast cancer, and cancers of the liver. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates, or sell or license the Company’s over-the-counter (“OTC”) products or non-core technologies.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $1,165,738 at December 31, 2016, compared with $14,178,902 at December 31, 2015. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and raise additional capital.

On October 13, 2016, the Company received notice from NYSE MKT that NYSE MKT commenced delisting procedures and immediately suspended trading in the Company’s common stock and class of warrants that was listed on NYSE MKT (“Listed Warrants”) and on October 17, 2016, our common stock began trading on the OTCQB Marketplace. On October 20, 2016, the Company submitted a request for a review of such delisting determination and on November 10, 2016, the Company submitted to the Listing Qualifications Panel its written submission in connection with its appeal. In addition, on November 23, 2016, the Company received notice from NYSE MKT stating that the Company is not in compliance with the Exchange’s continued listing standards. Specifically, the Company is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $3.5 million. Accordingly, the Company has become subject to the procedures and requirements of Section 1009 of the NYSE MKT Company Guide and must submit a plan of compliance by December 23, 2016, addressing how the Company intends to regain compliance with Section 1003(a)(iii) by May 23, 2018.

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017.

On February 21, 2017, the Company issued a convertible promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer, evidencing an unsecured loan from the lender to the Company in the original principal amount of up to $2,500,000. See Note 13 – Subsequent Events.

The Company plans to access capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise (see Note 13—Subsequent Events), it will not be able to pay its obligations as they become due.

3. Significant Accounting Policies

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the collectability of long-term receivables, the recoverability and useful lives of long-lived assets, stock-based compensation, derivative liabilities and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances.

Equipment and Furnishings

Equipment and furnishings are stated at cost less accumulated depreciation. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and laboratory equipment are being depreciated over five years; furniture and fixtures are being depreciated over seven years. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

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

Patent Costs, net

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining life of the patent.

Patents at December 31, 2016 were acquired as a result of the merger with Valley Pharmaceuticals, Inc. on November 19, 2002. The majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 1-6 years. Annual amortization of the patents is expected to approximate $671,000 in 2017, 2018 and 2019, and $228,000 in 2020.

Long-Term Related Party Receivables

The Company carries long-term receivables from certain current and former employees in connection with the Kleba Shareholder Derivative Lawsuit (see Note 12). The long-term receivables are carried at their contractual amounts, less a reserve for any amounts deemed by management to be uncollectible. Management evaluates the collectability of the receivables at least quarterly. Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 5 – Long-Term Receivables.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: payroll, consulting and contract labor, lab supplies and pharmaceutical preparations, legal, insurance, rent and utilities, and depreciation and amortization.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2016, 2015 or 2014. Tax years going back to 2013 remain open for examination by the IRS.

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2016	2015	2014
Warrants	189,991,541	80,121,595	63,235,956
Options	3,500,000	10,630,000	10,845,098
Convertible preferred stock	5,647,009	—	—

Total potentially dilutive shares	199,138,551	90,751,595	74,081,054

Derivative Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC Topic 815. The accounting treatment of derivative financial instruments requires that the Company record warrants and conversion options at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Warrants and conversion options are recorded as a discount to the host instrument.

The Monte-Carlo Simulation model was used to estimate the fair value of the warrants that were classified as derivative liabilities. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2016 and 2015. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, short-term settlement receivable, other current assets and accrued expenses approximate fair values due to the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	—	Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	—	Inputs use directly or indirectly observable inputs. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	—	Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

See Note 11 - Fair Value of Financial Instruments.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the measurement date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock which is determined by reviewing its historical public market closing prices.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2018. The Company currently does not have revenues but will consider any related impact going forward.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2016.

In November 2014, the FASB issued ASU No. 2014-16, “(Topic 815) Derivatives and Hedging” (“ASU 2014-16”), which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted.

The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-03, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815)”. The amendments apply to all entities that are issuers of, or investors in, debt instruments (or hybrid financial instruments in this Update that are determined to have a debt host) with embedded call (put) options. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU amends the principal versus agent guidance in ASU 2014-09. Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In September 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The new standard takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 requires, when assessing which party is the primary beneficiary in a VIE, that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the provisions of this guidance and assessing its impact on its consolidated financial statements and disclosures.

4. Related Party Transactions

Dr. Dees Travel Expenses and Related Collection Efforts

As reported in the Company’s press release furnished with the Company’s Current Report on Form 8-K filed with the Commission on February 29, 2016, in connection with the resignation of Dr. Dees as the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was effective February 27, 2016, the Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. On March 15, 2016, the Audit Committee completed this investigation and made the following findings: (1) in 2015, Dr. Dees received $898,430 in travel expense advances but submitted receipts totaling only $297,170, most of which did not appear to be authentic; (2) in 2014, Dr. Dees received $819,000 for travel expense advances, for which no receipts were submitted; and (3) in 2013, Dr. Dees received $752,034 for travel expense advances; no receipts were submitted by Dr. Dees for $698,000 of these expenses and $54,034 of submitted receipts did not appear to be authentic. In addition, the Company advanced travel expenses to Dr. Dees in the amount of $56,627 in the first quarter of 2016 prior to his resignation and prior to the Company’s investigation.

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife (together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleges that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. See Note 5 – Long-Term Receivables. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. The Company is seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company is seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company is also seeking foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Kleba Settlement Agreement. The United States District Court for the Eastern District of Tennessee at Knoxville entered a default judgment against Dr. Dees on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016, which order will remain in place until the resolution of the underlying lawsuit absent further court order or agreement of the parties, and the Company is presently engaged in discovery regarding damages.

Under the terms of the Amended and Restated Executive Employment Agreement entered into by Dr. H. Craig Dees, the Company’s former Chairman and Chief Executive Officer and the Company on April 28, 2014 (the “Dees Agreement”), Dr. Dees is owed no severance payments as a result of his resignation on February 27, 2016. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Dees Agreement. Under section 6 of the Dees Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment.

Mr. Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Company’s Board of Directors unanimously voted to terminate Peter R. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including Interim Chief Executive Officer and Chief Operating Officer of the Company, for cause, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Peter R. Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by a Special Committee of the Board of Directors regarding improper travel expense advancements and reimbursements to Mr. Culpepper.

The Special Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Special Committee in conducting the investigation. The Special Committee found that Mr. Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company seeks to recover from Mr. Culpepper the entire $294,255 in unsubstantiated travel expense reimbursements and advances, as well as all attorney’s fees and auditors’/experts’ fees incurred by the Company in connection with the examination of his travel expense reimbursements. The Company is in the process of determining whether any or all of Mr. Culpepper’s unsubstantiated travel expenses and advances should be treated as a theft loss and therefore whether any uncollectible amounts will be treated as income to Mr. Culpepper and whether a Form 1099 MISC will be issued by the Company to Mr. Culpepper in 2017 in that regard.

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “For Cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “For Cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the settlement agreement with respect to the Kleba Shareholder Derivative Lawsuit (see Note 12), such that the total $2,240,000 owed by Mr. Culpepper pursuant to the settlement agreement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of December 31, 2016, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount. See Note 5 – Long-Term Receivables.

Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement and Mr. Culpepper has demanded this issue be resolved by mediation in accordance with the Culpepper Employment Agreement. The Company is in the process of responding to Mr. Culpepper’s demand, and the mediation has been scheduled for June 28, 2017. Concurrently, the Company is seeking from Mr. Culpepper immediate payment of amounts due under the Kleba Settlement Agreement as noted above.

Other Related Party Transactions

During the year ended December 31, 2016, the Company made a donation of $100,000 to a charitable foundation in connection with the foundation’s annual dinner, for which the Company’s Chairman of the Board serves as the director, secretary and dinner chairman for the foundation. As of December 31, 2016, the $100,000 is included within accounts payable on the consolidated balance sheet.

Director fees during the years ended December 31, 2016, 2015 and 2014 were $335,000, $270,000 and $270,000, respectively.

5. Long-Term Receivables

The following table summarizes the long-term receivables at December 31, 2016 and 2015:

	December 31, 2016
	Legal Fees	Settlement	Total
Gross receivable	$911,000	$2,864,753	$3,775,753
Reserve for uncollectibility	(455,500)	(1,549,043)	(2,004,543)

Net receivable	455,500	1,315,710	1,771,210
Short-term receivable	—	300,000	300,000

Long-term receivable	$455,500	$1,015,710	$1,471,210

	December 31, 2015
	Legal Fees	Settlement	Total
Gross receivable	$911,000	$3,382,313	$4,293,313
Reserve for uncollectibility	(227,750)	(870,578)	(1,098,328)

Net receivable	683,250	2,511,735	3,194,985
Short-term receivable	—	500,000	500,000

Long-term receivable	$683,250	$2,011,735	$2,694,985

During the years ended December 31, 2016, 2015, and 2014, the Company recorded a reserve for uncollectibility of settlement receivable of $678,465, $870,578 and $0, respectively, in its consolidated statements of operations. During the years ended December 31, 2016, 2015, and 2014, the Company recorded a reserve for uncollectibility of legal fees receivable of $227,750, $227,750 and $0, respectively, in its consolidated statements of operations.

See Note 4 - Related Party Transactions and Note 12 – Litigation for additional details associated with the Company’s receivables.

6. Stockholders’ Equity

Authorized Capital

As of December 31, 2016, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 240,000 shares to Series B Convertible Preferred Stock and 24,760,000 shares undesignated.

Series A Convertible Preferred Stock

In January 2014, 33,334 shares of the Company’s Series A 8% Convertible Preferred Stock were converted into 33,334 shares of the Company’s common stock. There were no shares of Series A 8% Convertible Preferred Stock outstanding at December 31, 2016 and 2015. On April 30, 2014, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to cancel the Series A 8% Convertible Preferred Stock.

Series B Convertible Preferred Stock

On August 25, 2016, the Company filed the Series B Certificate of Designation with the Delaware Secretary of State. The Series B Certificate of Designation provides for the issuance of the Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock will be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such event (without giving effect for such purposes to any beneficial ownership limitation), subject to the preferential rights of holders of any class or series of the Company’s capital stock specifically ranking by its terms senior to the Series B Preferred Stock as to distributions of assets upon such event, whether voluntarily or involuntarily. The Series B Preferred Stock has no voting rights.

The holders of Series B Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 8% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Preferred Stock. The dividends become payable, at the Company’s option in either cash or in shares of common stock, (i) upon any conversion of the Series B Preferred Stock, (ii) on each such other date as the Board may determine, subject to written consent of the holders of Series B Preferred Stock holding a majority of the then issued and outstanding Series B Preferred Stock, (iii) upon the Company’s liquidation, dissolution or winding up, and (iv) upon occurrence of a fundamental transaction, which includes any merger or consolidation, sale of all or substantially all of the Company’s assets, exchange or conversion of all of the common stock by tender offer, exchange offer or reclassification; provided, however, that if Series B Preferred Stock is converted into shares of common stock at any time prior to the fifth anniversary of the date of issuance of the Series B Preferred Stock, the holder will receive a make-whole payment in an amount equal to all of the dividends that, but for the early conversion, would have otherwise accrued on the applicable shares of Series B Preferred Stock being converted for the period commencing on the conversion date and ending on the fifth anniversary of the date of issuance, less the amount of all prior dividends paid on such converted Series B Preferred Stock before the date of conversion. Make-whole payments are payable at the Company’s option in either cash or in shares of common stock. With respect to any dividend payments and make-whole payments paid in shares of common stock, the number of shares of common stock to be issued to a holder of Series B Preferred Stock will be an amount equal to the quotient of (i) the amount of the dividend payable to such holder divided by (ii) the conversion price then in effect.

Warrant Exchange Programs

As of December 31, 2015, the Company had outstanding warrants to purchase an aggregate of 59,861,601 shares of common stock, which were issued between January 6, 2011 and November 1, 2015 in transactions exempt from registration under the Securities Act (the “Existing Warrants”). Each Existing Warrant had an exercise price of between $1.00 and $3.00 per share, and expires between January 6, 2016 and November 1, 2020. On December 31, 2015, the Company offered pursuant to an Offer Letter/Prospectus 59,861,601 shares of its common stock for issuance upon exercise of the Existing Warrants. The shares issued upon exercise of the Existing Warrants are unrestricted and freely transferable. The Offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the Offer Period for early exercise were able to do so at a discounted exercise price of $0.50 per share. Each Existing Warrant holder who tendered existing Warrants for early exercise during the Offer Period received, in addition to the shares of Common Stock purchased upon exercise, an equal number of new warrants to purchase common stock, with an exercise price of $0.85 per share, expiring June 19, 2020 (the “Replacement Warrants”). The modification of the exercise price of the Existing Warrants and the Replacement Warrants are treated as an inducement to enter into the exchange offer and were accounted for as of the closing date. The exchange offer expired at 4:00 p.m., Eastern Time, on March 28, 2016. The Company accepted for purchase approximately 7,798,507 Existing Warrants properly tendered, resulting in the issuance of approximately 7,798,507 shares of common stock upon exercise of Existing Warrants and the issuance of approximately 7,798,507 Replacement Warrants, resulting in gross proceeds of $3,899,254 upon closing of the exchange offer. The placement agents received a total of $264,214 in placement agent fees and 467,910 warrants with a cash exercise price of $0.85 per share which expire on June 19, 2020, unless sooner exercised. In connection with the exchange offer, a warrant incentive expense totaling $2,718,407 was recorded during the year ended December 31, 2016. The value was determined using the Black-Scholes option-pricing model between the Existing Warrants exchanged and the common stock and Replacement Warrants received. See Note 11.

Common Stock Issued for Services

During the years ended December 31, 2016, 2015 and 2014, the Company issued 51,745 shares, 305,627 shares and 300,000 shares of common stock to consultants in exchange for services, respectively. Consulting costs charged to operation during the years ended December 31, 2016, 2015 and 2014 were $20,163, $202,814 and $418,250, respectively. As the fair market of these services was not readily determinable, these services were valued based on the fair market value of stock at grant date.

Warrants Issued for Services

During the year ended December 31, 2014, the Company issued 2,444,913 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $2,321,327. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2014 ranged from $0.55 to $2.56 per share. See Note 7—Stock Incentive Plan and Warrants for valuation assumptions.

During the year ended December 31, 2015, the Company issued 1,948,702 fully vested warrants to consultants in exchange for services. Consulting costs charged to operations were $552,358. As the fair market value of these services was not readily determinable, these services were valued based on the fair market value of the warrants, determined using the Black-Scholes option-pricing model. The fair market value for the warrants issued in 2015 ranged from $0.14 to $0.54 per share. See Note 7—Stock Incentive Plan and Warrants for valuation assumptions.

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

Private Offerings of Common Stock and Warrants

During the year ended December 31, 2014, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $5,000,000. The Company accepted subscriptions, in the aggregate, for 2,000,000 shares of common stock and five year warrants to purchase 2,000,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased by the investors in the offering. The warrants have an exercise price of $3.00 per share. The purchase price for each share of common stock together with the warrants was $2.50. In connection with the offering, the Company paid $650,000 and issued five year fully vested warrants to purchase 300,000 shares of common stock with an exercise price of $2.50 per share to the placement agent.

During the year ended December 31, 2014, the Company received subscriptions, in the aggregate, for 3,586,300 shares of common stock and five year warrants to purchase 1,793,150 shares of common stock for aggregate gross proceeds of $3,586,300. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. In connection with the offering, the Company paid $466,219 and issued five year fully vested warrants to purchase 358,630 shares of common stock with an exercise price of $1.25 per share to the placement agent.

During the year ended December 31, 2014 the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $4,198,300. The Company accepted subscriptions, in the aggregate, for 4,198,300 shares of common stock and five year warrants to purchase 2,099,150 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants was $1.00. In connection with the offering, the Company paid $545,779 and issued five year fully vested warrants to purchase 419,830 shares of common stock with an exercise price of $1.25 per share to the placement agent.

During the year ended December 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $776,000. The Company received subscriptions, in the aggregate, for 776,000 shares of common stock and five year warrants to purchase 388,000 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. In connection with the offering, the Company paid $100,880 and issued five year fully vested warrants to purchase 77,600 shares of common stock with an exercise price of $1.25 per share to the placement agent.

During the year ended December 31, 2015, the Company completed a private offering of common stock and warrants to accredited investors for gross proceeds of $1,011,100. The Company received subscriptions, in the aggregate, for 1,011,100 shares of common stock and five year warrants to purchase 505,550 shares of common stock. Investors received five year fully vested warrants to purchase up to 50% of the number of shares purchased in the offering. The warrants have an exercise price of $1.25 per share. The purchase price for each share of common stock together with the warrants is $1.00. In connection with the offering, the Company paid $131,443 and issued five year fully vested warrants to purchase 101,110 shares of common stock with an exercise price of $1.25 per share to the placement agent.

During the year ended December 31, 2016, the Company did not complete any private offerings of its equity securities.

June 2015 Public Offering of Common Stock and Warrants

On June 24, 2015, the Company completed a public offering of common stock and warrants for gross proceeds of $13,151,250 (the “Offering”). The Offering consisted of 17,500,000 shares of common stock and warrants to purchase 17,500,000 shares of common stock with a public offering price of $0.75 for a fixed combination of one share of common stock and a warrant to purchase one share of common stock. Investors received five year fully vested warrants to purchase up to 100% of the number of shares purchased in the Offering. The warrants have an exercise price of $0.85 per share. The warrants met the criteria for equity treatment. At the closing, the underwriters exercised their over-allotment option with respect to warrants to purchase up to an additional 2,625,000 shares of common stock at $0.01 per warrant. The warrants issued in the Offering began trading on the NYSE MKT on June 22, 2015, under the ticker symbol “PVCTWS.” In connection with the Offering, the Company paid $1,052,100 to the placement agent. As of December 31, 2016, 0 tradable warrants are outstanding.

August 2016 Public Offering

On August 30, 2016, the Company closed a public offering (the “August 2016 Offering”) of 240,000 shares of its Series B Preferred Stock (which were initially convertible into an aggregate of 24,000,000 shares of the Company’s common stock) and warrants, which were initially exercisable to purchase an aggregate of 24,000,000 shares of common stock at an exercise price of $0.275 per share of common stock (the “August 2016 Warrants”). The Series B Preferred Stock and August 2016 Warrants were sold together at a price of $25.00 for a combination of one share of Series B Preferred Stock and 100 August 2016 Warrants to purchase one share of common stock each, resulting in aggregate net proceeds of $5,288,530 (gross proceeds of $6,000,000 less issuance costs of $711,470) to the Company.

The conversion feature embedded within the Series B Preferred Stock was subject to anti-dilution price protection such that if the conversion price in effect on the 60th trading day following the date of issuance of the Series B Preferred Stock (the “Price Reset Date”) exceeded 85% of the average of the 45 lowest volume weighted average trading prices of the common stock during the period commencing on the date of issuance of the Series B Preferred Stock and ending on the Price Reset Date (as adjusted for stock splits, stock dividends, recapitalizations, reorganizations, reclassification, combinations, reverse stock splits or other similar events during such period) (the “Adjusted Conversion Price”), then the conversion price shall be reset to the Adjusted Conversion Price and shall be further subject to adjustment as provided in the Series B Certificate of Designation. In either case, if a holder of Series B Preferred Stock converted its shares of Series B Preferred Stock prior to any such price reset event, then such holder was entitled to receive additional shares of common stock equal to the number of shares of common stock that would have been issued assuming for such purposes the Adjusted Conversion Price were in effect at such time less the shares issued at the then Conversion Price (subject to being held in abeyance based on beneficial ownership limitations). On the Price Reset Date, the Adjusted Conversion Price was set at $0.0533 pursuant to the terms of the Series B Certificate of Designation. During the year ended December 31, 2016, the Company issued to holders who converted their shares of Series B Preferred Stock an aggregate of 151,943,945 shares of common stock, which included dividends paid in kind which is discussed below.

The August 2016 Warrants expire on August 30, 2021. Pursuant to the terms of the August 2016 Warrants, because the exercise price in effect on the Price Reset Date exceeded 85% of the average of the 45 lowest volume weighted average trading prices of the common stock during the period commencing on the date of issuance of the August 2016 Warrants and ending on the Price Reset Date (as adjusted for stock splits, stock dividends, recapitalizations, reorganizations, reclassification, combinations, reverse stock splits or other similar events during such period) (the “Adjusted Exercise Price”), then (i) the exercise price was reset to the Adjusted Exercise Price (and without giving effect to any prior conversions) and shall be further subject to adjustment as provided in the August 2016 Warrants, and (ii) the number of shares of common stock issuable upon exercise of the August 2016 Warrants will be reset to equal the number of shares of common stock issuable upon conversion of Series B Preferred Stock after giving effect to the Adjusted Exercise Price. If a holder of August 2016 Warrants exercised its August 2016 Warrants prior to such repricing, then such holder was entitled to receive shares of common stock equal to the difference between the exercise price and the Adjusted Exercise Price. The exercise price of the August 2016 Warrants is further subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. On the Price Reset Date, the Adjusted Exercise Price was set at $0.0533 pursuant to the terms of the August 2016 Warrants. No holder of August 2016 Warrants had exercised its August 2016 Warrants prior to the Price Reset Date, so no additional shares of common stock were due to holders of August 2016 Warrants as of the Price Reset Date. Holders of August 2016 Warrants are entitled to exercise their August 2016 Warrants at the Adjusted Exercise Price and will receive an aggregate of 112,570,356 shares of common stock upon exercise of the August 2016 Warrants.

The Series B Preferred Stock does not contain a redemption provision and an overall analysis of its features performed by the Company determined that it is more akin to equity and therefore, has been classified within stockholders’ equity on the consolidated balance sheet. While the embedded conversion option (“ECO”) is subject to an anti-dilution price adjustment, since the ECO is clearly and closely related to the equity host, it is not required to be bifurcated and accounted for as a derivative liability under ASC 815. To analyze whether the Series B Preferred Stock included a beneficial conversion feature (“BCF”), the Company allocated the $6,000,000 of the gross proceeds between the August 2016 Warrants and the Series B Preferred Stock. The Company allocated the commitment date fair value of $3,678,989 to the August 2016 Warrants (which is allocated at fair value because the August 2016 Warrants were determined to be derivative liabilities as discussed in Note 11) resulting in an amount allocated to the Series B Preferred Stock of $2,321,011. Next, the Company computed the number of shares of common stock issuable at the commitment date to be 24,000,000 in order to arrive at an effective conversion price of $0.097 per share. When compared to the market price of the Company’s common stock of $0.127 per share as of the commitment date, it was determined that a BCF did exist and, as a result, the Company recorded a deemed dividend in net loss available to common stockholders of $726,989. On November 23, 2016, the Series B Preferred Stock conversion price became fixed and, as a result, the contingency was resolved. Accordingly, the Company analyzed for a BCF. The Company computed the number of shares of common stock issuable by the Company at the commitment date to be 112,570,356 to arrive at an effective conversion price of $0.021 per share. When compared to the market price of the Company’s common stock of $0.038 per share as of the commitment date, it was determined that a BCF did exist and, as a result, the Company recognized a deemed dividend of $1,318,801.

During the year ended December 31, 2016, holders converted 231,400 shares of Series B Preferred Stock such that they were entitled to dividends, including a make-whole payment, of $2,314,000 that the Company elected to pay in shares of common stock. As a result, the Company issued 9,477,412 shares of common stock related to the Series B Preferred Stock dividends during the year ended December 31, 2016 and included the $2,314,000 of dividends paid in kind in its computation of net loss applicable to common shareholders during the year ended December 31, 2016. The Company accounted for the dividends on the Series B Preferred Stock by recording a debit and credit to additional paid-in capital for $2,314,000. In addition, the Company included $72,453 as dividends paid in kind in its computation of net loss applicable to common shareholders during the year ended December 31, 2016 for the 8% dividends related to the shares of Series B Preferred Stock that were not converted as of December 31, 2016.

The net carrying value of the Series B Preferred Stock is $2,045,789 (gross proceeds of $6,000,000 less preferred stock discount associated with August 2016 Warrants of $3,678,989 less issuance costs allocated to Series B Preferred Stock of $275,222). Since the Series B Preferred Stock doesn’t contain a redemption provision, it is not probable that the Series B Preferred Stock will become redeemable, therefore the preferred stock discount is not amortized.

The August 2016 Warrants were determined to be derivative liabilities at issuance due to the presence of an anti-dilution feature whereby the Company may not have a sufficient number of authorized and unissued shares, which resulted in the assumption of a cash settlement of the warrant. Utilizing a Monte Carlo valuation method, the Company, with the assistance of a valuation specialist, determined that the August 2016 Warrants had an issuance date value of $3,678,989. The derivative liability was marked-to-the-market on November 23, 2016, when the exercise price became fixed, at which time the $3,160,114 value of the August 2016 Warrants was reclassified to equity because the August 2016 Warrants were no longer subject to the anti-dilution adjustment. As a result, the Company recognized a gain on change in fair value of warrant liability of $518,875 during the year ended December 31, 2016.

In connection with the closing of the August 2016 Offering, the Company incurred $711,470 of cash issuance costs. $436,248 of the issuance costs were allocated to the August 2016 Warrants (the August 2016 Warrants comprised $3,678,989, or 61%, of the aggregate gross proceeds of $6,000,000), which were classified at issuance as a derivative liability and, as a result, were expensed immediately (and included within other expense (non-operating) on the consolidated statement of operations) and $275,222 of the issuance costs were allocated to the Series B Preferred Stock, which is classified as equity and, as a result, were charged against additional paid-in capital.

7. Stock Incentive Plan and Warrants

The Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2014 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2016, there were 18,900,000 shares available for issuance under the 2014 Equity Compensation Plan.

For stock options granted to employees during 2016, 2015 and 2014, the Company has estimated the fair value of each option granted using the Black-Scholes option pricing model with the following assumptions:

	2016	2015	2014
Weighted average fair value per option granted	N/A	$0.38	$0.77
Significant assumptions (weighted average) risk-free rate at grant date	N/A	0.25%	0.25%
Expected stock price volatility	N/A	90% - 92%	85% - 92%
Expected option life (years)	N/A	10	10

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the years ended December 31, 2016, 2015 and 2014. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility, over a period of time, equivalent to the expected life of the instrument being valued, of the Company’s historical common stock market prices. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

During the year ended December 31, 2014, holders exercised an aggregate of 1,502,108 options at exercise prices ranging from $0.64 to $1.25 per share for aggregate proceeds of $1,446,393. During the year ended December 31, 2014, the Company issued an aggregate of 150,000 stock options to its re-elected non-employee members of the board of directors. The stock options vested on the date of grant and have an exercise price equal to the fair market price on the date of issuance. Three employees of the Company had options rescinded during the three months ended December 31, 2014 due to the terms of the settlement discussed in Note 12.

During the year ended December 31, 2015, holders exercised an aggregate of 590,098 options at exercise prices ranging from $0.64 to $1.02 per share for aggregate proceeds of $549,730. During the year ended December 31, 2015, the Company issued an aggregate of 150,000 stock options to its re-elected non-employee members of the board of directors and an aggregate of 1,600,000 stock options to its four executive officers then in office. All of the stock options issued in 2015 vested on the date of grant and have an exercise price equal to $0.75 per share of common stock which is greater than the fair market price on the date of issuance.

During the year ended December 31, 2016, no holders exercised stock options. The Company did not issue any stock options during the year ended December 31, 2016. All of Dr. Dees’ stock options expired during the year ended December 31, 2016 as a result of his resignation.

Included in the results for the years ended December 31, 2016, 2015 and 2014 is $0, $670,576 and $115,645, respectively, of stock-based compensation expense. As of December 31, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The following table summarizes option activity during the years ended December 31, 2014, 2015 and 2016:

	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2014	15,322,206	$0.62 - 1.50	$0.97
Granted	150,000	0.88	0.88
Settlement (Note 11)	(2,800,000)	0.93 - 1.00	0.97
Exercised	(1,502,108)	0.64 - 1.25	0.96
Forfeited	(325,000)	0.95 - 1.10	1.09

Outstanding and exercisable at December 31, 2014	10,845,098	$0.64 - 1.50	$0.97
Granted	1,750,000	0.75	0.75
Exercised	(590,098)	0.64 - 1.02	0.93
Forfeited	(1,375,000)	0.62 - 0.94	0.77

Outstanding and exercisable at December 31, 2015	10,630,000	$0.67 - 1.50	$0.96
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7,130,000)	0.67 - 1.50	0.97

Outstanding and exercisable at December 31, 2016	3,500,000	$0.67 - 1.50	$0.93

The following table summarizes information about stock options outstanding at December 31, 2016.

Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2016
$0.67	200,000	6.60	200,000
$0.75	950,000	7.13	950,000
$0.84	150,000	5.50	150,000
$0.88	150,000	7.60	150,000
$0.93	575,000	4.76	575,000
$0.99	50,000	4.50	50,000
$1.00	625,000	3.26	625,000
$1.04	400,000	3.50	400,000
$1.16	250,000	3.08	250,000
$1.50	150,000	0.50	150,000

	3,500,000	4.95	3,500,000

The weighted-average grant-date fair value of options granted during 2015 and 2014 was $0.38 per share and $0.77 per share, respectively. The total intrinsic value of options exercised during 2015 and 2014 was $16,151 and $1,327,300, respectively. As of December 31, 2016, the intrinsic value of outstanding and exercisable options was $0. No stock options were granted during the year ended December 31, 2016.

During the year ended December 31, 2014, 14,116,280 warrants were exercised on a cashless basis resulting in 10,016,291 common shares being issued. During the year ended December 31, 2014, 3,408,218 warrants were exercised for $3,044,364 resulting in 3,408,218 common shares issued.

The following table summarizes warrant activity during the years ended December 31, 2014, 2015 and 2016:

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2014	73,037,416	$0.68 - 2.00	$1.03
Granted	9,415,673	1.00 - 3.00	1.61
Exercised	(17,524,498)	0.68 - 1.50	1.01
Forfeited	(1,692,635)	0.95 - 1.25	1.07

Outstanding and exercisable at December 31, 2014	63,235,956	$0.68 - 3.00	$1.12
Granted	23,145,962	0.85 - 1.25	0.88
Forfeited	(6,260,323)	0.95 - 1.50	1.10

Outstanding and exercisable at December 31, 2015	80,121,595	$0.68 - 3.00	$1.05
Granted	32,357,344	0.28 - 0.85	0.42
Warrant repricing	88,570,356	0.05	[1	]
Exercised	(7,798,507)	0.50	0.50
Forfeited	(3,259,247)	0.68 - 2.00	1.27

Outstanding and exercisable at December 31, 2016	189,991,541	$0.05 - 3.00	$0.44

[1]	On November 23, 2016, the exercise price of the August 2016 Warrants was reset to $0.0533 per share and holders will receive an aggregate of 112,564,968 shares upon exercise. See Note 6 – Stockholders’ Equity – August 2016 Public Offering.

The following table summarizes information about warrants outstanding at December 31, 2016.

Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2016

$0.053	112,570,356	4.66	112,570,356
$0.85	28,482,344	3.47	28,482,344
$1.00	42,363,449	1.66	42,363,449
$1.12	763,296	1.12	763,296
$1.25	4,474,520	2.93	4,474,520
$2.00	123,000	1.88	123,000
$2.50	280,276	2.33	280,276
$3.00	934,300	2.33	934,300

	189,991,541		189,991,541

8. Income Taxes

The income tax provision (benefit) consists of the following:

	For The Years Ended December 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	(4,195,688)	(8,387,000)

State and local:
Current	—	—
Deferred	(555,312)	(1,103,000)

	(4,751,000)	(9,490,000)
Change in valuation allowance	4,751,000	9,490,000

Income tax provision (benefit)	$—	$—

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	For The Years Ended December 31,
	2016	2015

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.5)%	(4.5)%
Permanent differences	4.2%	(0.2)%
True-up of tax provision	14.9%	0.0%
Change in valuation allowance	19.4%	38.7%

Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred income taxes are summarized below:

	For The Years Ended December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$52,999,000	$42,457,000
Stock-based compensation	3,251,000	12,235,000
Research and development credits	2,163,000	—
Theft loss	963,000	963,000
Receivable allowance	772,000	—

Gross deferred tax assets	60,148,000	55,655,000

Deferred Tax Liabilities:
Intangible assets	(863,000)	(1,121,000)

Valuation allowance	(59,285,000)	(54,534,000)

Deferred tax asset, net of valuation allowance	$—	$—

Changes in valuation allowance	$(4,751,000)	$(9,490,000)

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the early stages of development and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a full valuation allowance for the net deferred tax asset.

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $140 million, expiring in 2022 through 2036. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company completed a Section 382 study for the period from inception through the year ended December 31, 2014 and recorded a limitation of $3.2 million to their net operating loss carry-forward.

The Company has determined that there are no uncertain tax positions as of December 31, 2016 or 2015 and does not expect any significant change within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Tennessee.

9. Commitments

Leases

The Company leases office and laboratory space in Knoxville, Tennessee on an annual basis, continuing for five years to January 1, 2020, unless 30 days’ notice is given by either party to terminate the agreement. Rent expense was $60,000 for the years ended December 31, 2016, 2015 and 2014.

Employee Agreements

On April 28, 2014, the Company entered into amended and restated executive employment agreements (the “Employment Agreements”) with each of the following executive officers of the Company: H. Craig Dees, Ph.D. to serve as its Chief Executive Officer, Timothy C. Scott, Ph.D. to serve as its President, Eric A. Wachter, Ph.D. to serve as its Chief Technology Officer, and Peter R. Culpepper to serve as its Chief Financial Officer and Chief Operating Officer (collectively, the “executives”). Effective February 27, 2016, Dr. Dees resigned as Chief Executive Officer and Chairman of the Board of Directors. Under the terms of the Amended and Restated Executive Employment Agreement entered into by Craig Dees and the Company on April 28, 2014 (the “Dees Agreement”), Dr. Dees is owed no severance payments as a result of his resignation. Dr. Dees’s employment terminated with his resignation without “Good Reason” as that term is defined in the Dees Agreement. Under section 6 of the Dees Agreement, “Effect of Termination,” a resignation by Dr. Dees without “Good Reason” terminates any payments due to Dr. Dees as of the last day of his employment.

Mr. Culpepper was terminated for “Cause” as the Interim Chief Executive Officer and Chief Operating Officer of the Company effective December 27, 2016 pursuant to the terms of the Amended and Restated Executive Employment Agreement entered into by Mr. Culpepper and the Company on April 28, 2014 (the “Culpepper Agreement”). Mr. Culpepper was owed no severance payments because he was terminated by us for “Cause” (as that term is defined in the Culpepper Agreement). Under section 6 of the Culpepper Agreement, a termination by us of Mr. Culpepper for “Cause” terminates any payments that would otherwise be due to Mr. Culpepper as of the last day of his employment. Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Agreement and Mr. Culpepper has demanded this issue be resolved by mediation. The mediation has been scheduled for June 28, 2017.

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

10. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. Contributions made by the Company totaled approximately $159,000, $212,000 and $320,000 in 2016, 2015 and 2014, respectively.

11. Fair Value of Financial Instruments

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants using the following assumptions:

	For the Years Ended December 31,
	2016	2015	2014
2010 Warrants:

Weighted average term	N/A	N/A	0.2 years
Probability the warrant exercise price be reset	N/A	N/A	5%
Volatility	N/A	N/A	63.7%
Risk free interest rate	N/A	N/A	0.03% - 0.04%

2011 Warrants:

Weighted average term	N/A	0 years	1.0 years
Probability the warrant exercise price be reset	N/A	5%	5%
Volatility	N/A	40.4%	159.2%
Risk free interest rate	N/A	0.13%	0.25%

2016 Warrants:

Expected term	4.77 - 5.00 years	N/A	N/A
Expected dividends	0%	N/A	N/A
Volatility	107.8% - 114.7%	N/A	N/A
Risk free interest rate	0.88% - 1.40%	N/A	N/A

The value of the warrant liability was determined based on the Monte-Carlo Simulation model at the date the warrants were issued. The warrant liability is then revalued at each subsequent quarter. During the year ended December 31, 2014, 1,850,000 of the warrants included in the warrant liability were exercised, which is the remainder of the 2013 warrants. The Company determined the fair value of the warrants exercised on the date of exercise and adjusted the related warrant liability accordingly. The adjusted fair value of the warrants exercised in 2014 of $4,047,116 was reclassified into additional paid-in capital. For the year ended December 31, 2014 there was a loss recognized from the revaluation of the warrant liability of $878,806.

The warrant liability measured at fair value on a recurring basis is as follows:

	Total	Level 1	Level 2	Level 3
Derivative instruments:
Warrant liability at December 31, 2016	$—	$—	$—	$—
Warrant liability at December 31, 2015	$—	$—	$—	$—

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2015 to December 31, 2016 follows:

Balance at January 1, 2015	$146,560
Gain on change in fair value of warrant liability	(146,560)

Balance at December 31, 2015	$—
Issuance of warrants	3,678,989
Gain on change in fair value of warrant liability	(518,875)
Reclassification to warrant liability	(3,160,114)

Balance at December 31, 2016	$—

See Note 6 – Stockholders’ Equity – August 2016 Public Offering.

12. Litigation

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against Dr. Dees, Timothy C. Scott, Eric A. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant Dr. Dees the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

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

By entering into the Settlement, the settling parties resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Under the Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval. See Note 5 – Long-Term Receivables.

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. A reserve for uncollectibility of $227,750 was established at December 31, 2015 in connection with the resignation of Dr. Dees. A reserve for uncollectibility of $227,750 was established at December 31, 2016 in connection with the termination of Mr. Culpepper. As of December 31, 2016 and 2015, the net amount of the receivable of $455,500 and $683,250, respectively, is included in non-current assets on the consolidated balance sheets.

On October 3, 2014, the Settlement was effective and stock options for Dr. Dees, Dr. Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015 and $600,000 was repaid by the Executives during the year ended December 31, 2016. The remaining cash settlement amounts will continue to be repaid to the Company over the next three years with the final payment to be received by October 3, 2019. $82,440 and $103,969 of the settlement discount was amortized during the year ended December 31, 2016 and 2015, respectively, which is included within general and administrative expenses on the consolidated statements of operations and within cash flows from operating activities on the consolidated statements of cash flows. The remaining balance due the Company as of December 31, 2016 is $1,315,710, including a reserve for uncollectibility of $1,549,043 in connection with the resignation of Dr. Dees and termination of Mr. Culpepper, with a present value discount remaining of $57,623. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid as of December 31, 2015) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company. As a result of his termination, Mr. Culpepper is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,051,083 (the total $2,240,000 owed by Mr. Culpepper pursuant to the Settlement plus Mr. Culpepper’s proportionate share of the litigation cost of $227,750 less the $416,667 that he repaid as of December 31, 2016) is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company. See Note 4 – Related Party Transactions and Note 5 – Long-Term Receivables.

Class Action Lawsuits

On May 27, 2014, Cary Farrah and James H. Harrison, Jr., individually and on behalf of all others similarly situated (the “Farrah Case”), and on May 29, 2014, each of Paul Jason Chaney, individually and on behalf of all others similarly situated (the “Chaney Case”), and Jayson Dauphinee, individually and on behalf of all others similarly situated (the “Dauphinee Case”) (the plaintiffs in the Farrah Case, the Chaney Case and the Dauphinee Case collectively referred to as the “Plaintiffs”), each filed a class action lawsuit in the United States District Court for the Middle District of Tennessee against the Company, Dr. Dees, Timothy C. Scott and Peter R. Culpepper (the “Defendants”) alleging violations by the Defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and seeking monetary damages. Specifically, the Plaintiffs in each of the Farrah Case, the Chaney Case and the Dauphinee Case allege that the Defendants are liable for making false statements and failing to disclose adverse facts known to them about the Company, in connection with the Company’s application to the FDA for Breakthrough Therapy Designation (“BTD”) of the Company’s melanoma drug, PV-10, in the Spring of 2014, and the FDA’s subsequent denial of the Company’s application for BTD.

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

Pursuant to the Terms Sheet, the parties agreed, contingent upon the approval of the court in the consolidated Securities Litigation, to settle the cases as a class action on the basis of a class period of December 17, 2013 through May 22, 2014. The Company and its insurance carrier agreed to pay the total amount of $3.5 million (the “Settlement Funds”), $1.85 million of which was paid by the Company, and $1.65 million of which was paid by the insurance carrier directly to the plaintiff’s trust escrow account. The $1.85 million paid by the Company was accrued as of December 31, 2015 and paid during 2016.

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

On April 7, 2016, the court in the Securities Litigation held a hearing on preliminary approval of the settlement, entered an order preliminarily approving the settlement, ordered that the class be notified of the settlement as set forth in the Stipulation of Settlement, and set a hearing on September 26, 2016 to determine whether the proposed settlement is fair, reasonable, and adequate to the class; whether the class should be certified and the plan of allocation of the Settlement Funds approved; whether to grant Lead Plaintiff’s request for expenses and Lead Plaintiff’s counsel’s request for fees and expenses; and whether to enter judgment dismissing the Securities Litigation as provided in the Stipulation of Settlement. On September 16, 2016, the Lead Plaintiff notified the court that approximately 6,300 stockholders did not receive notification of the proposed settlement until late August 2016 because of the delayed receipt of potential Settlement Class Member information from a number of brokers. As a result, on September 22, 2016, the parties filed a joint motion requesting that the court extend the deadlines to file a Proof of Claim, request exclusion from the settlement, or file an objection to the settlement, and that the court schedule a continued settlement hearing. The court granted the motion, cancelling the settlement hearing that had been set for September 26 and re-setting the hearing to take place on December 12, 2016. On December 2, 2016, the Lead Plaintiffs’ counsel reported to the court that there have been no requests for exclusion from the settlement and no objections to the proposed settlement. On December 12, 2016, the court held a final hearing on the fairness of the settlement and entered an order approving the settlement and dismissing the action with prejudice.

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

Pursuant to the Stipulation of Settlement, the parties agreed to settle the cases, contingent upon the approval of the court. The Company agreed to implement certain corporate governance changes, including the adoption of a Disclosure Controls and Procedures Policy, and to use its best efforts to replace one of its existing directors with an independent outside director by June 30, 2017. The Company agreed to pay from insurance proceeds the amount of $300,000 to plaintiffs’ counsel in the Hurtado, Montiminy, Foley, and Donato Shareholder Derivative Lawsuits. The insurance carrier paid such amount directly to the plaintiff’s trust escrow account and it did not pass through the Company.

The United States District Court for the Eastern District of Tennessee preliminarily approved the settlement by order dated June 2, 2016. Pursuant to this court order, the notice to the class was filed with the SEC, published on the Company’s website, and posted on plaintiffs’ counsel’s websites by June 13, 2016. On August 26, 2016, the court held a final hearing on the fairness of the settlement and entered an order approving the settlement and dismissing the action with prejudice.

Dees Collection Lawsuit and Culpepper Claims

See Note 4 - Related Party Transactions for information regarding the Company’s lawsuit against Dr. Dees and claims against Mr. Culpepper and Mr. Culpepper’s claims against the Company.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (BHS) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’s failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’s conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The Complaint against BHS has been filed and served, an answer has been received and the parties have begun discovery.

Other Regulatory Matters

The Company has received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by H. Craig Dees, the Company’s former Chief Executive Officer, and the Company has received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Peter R. Culpepper, the Company’s former Interim Chief Executive Officer and Chief Operating Officer and former Chief Financial Officer. At this time, the staff’s investigation into these matters remains ongoing. The Company is cooperating with the staff but cannot predict with any certainty what the outcome of the foregoing may be.

13. Selected Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly results of operations for 2016 and 2015:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Total operating loss	$(8,507)	$(5,045)	$(5,777)	$(5,183)
Other income (expense), net	1	1	(99)	182

Net income (loss)	(8,506)	(5,044)	(5,876)	(5,001)

Net income (loss) applicable to common shareholders	$(8,506)	$(5,044)	$(8,861)	$(6,449)

Basic and diluted income (loss) per common share	$(0.04)	$(0.02)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding- basic and diluted	205,279	212,829	222,960	293,792

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Total operating loss	$(4,620)	$(4,592)	$(5,779)	$(9,663)
Other income (expense), net	95	47	(1)	11

Net income (loss)	(4,525)	(4,545)	(5,780)	(9,652)

Net income (loss) applicable to common shareholders	$(4,525)	$(4,545)	$(5,780)	$(9,652)

Basic and diluted income (loss) per common share	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding- basic and diluted	185,196	187,793	204,610	204,735

14. Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these financial statements.

Convertible Promissory Note

On February 21, 2017, the Company issued a convertible promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer (“Lender”), evidencing an unsecured loan from Lender to the Company in the original principal amount of up to $2,500,000 (the “Promissory Note”). Interest accrues on the outstanding balance of the Promissory Note at six percent (6%) per annum calculated on a 360-day basis.

As of March 29, 2017, the Company has borrowed the entire $2,500,000 principal amount under the Promissory Note. Sixty percent (60%) of the proceeds advanced under the Promissory Note must be used for the Company’s research and development expenses, and the remaining forty percent (40%) of the proceeds advanced under the Promissory Note must be used for the Company’s general administrative expenses.

Pursuant to the terms of the Promissory Note, in the event that, prior to the repayment in full of the Promissory Note, the Company consummates a bona fide equity financing conducted with the principal purpose of raising capital, pursuant to which the Company sells shares or units of an equity security or preferred equity approved by the board of directors, which board of directors must consist of at least a majority of the members on the board of directors serving as of the date of the Promissory Note (a “Qualified Equity Financing”), then such amount of the outstanding principal due under the Promissory Note plus all accrued but unpaid interest that may be included in the Qualified Equity Financing shall automatically convert into the equity securities or securities convertible into equity securities of the Company issued in such Qualified Equity Financing (“New Securities”) at the price per New Security at which the Company issues any New Securities in any public or private offering during the period that the Promissory Note is outstanding and otherwise on the same terms (including the same rights, preferences and privileges) as the other investors that purchase New Securities in such Qualified Equity Financing.

The Promissory Note matures on the earlier of (i) May 22, 2017, (ii) the date upon which the Company defaults under the Promissory Note or (iii) the date on which the Promissory Note is converted into New Securities (the earliest of such dates, the “Maturity Date”). In lieu of repayment on the Maturity Date, Lender may elect in his sole discretion to apply any and all amounts due and owing to Lender under the Promissory Note to Lender’s obligations under that certain Settlement Agreement dated June 6, 2014 by and between Lender and the Company.

Further, under the Promissory Note, the Company has agreed to pay to Lender up to $25,000 for Lender’s reasonable legal fees and expenses incurred in connection with the transactions contemplated by the Promissory Note. The Company may prepay principal and interest under the Promissory Note at any time, in whole or in part, without premium or other prepayment charges.

Pursuant to a Waiver of Rights Agreement, Lender further agreed to waive his rights (A) to foreclose on the assets of the Company or (B) to initiate, or cause the initiation of, any proceeding in bankruptcy or the appointment of any custodian, trustee or liquidator of the Company or of all or a portion of the Company’s assets in the event of default under the Promissory Note so long as (i) any shares of Series C Preferred Stock of the Company issued pursuant to the Rights Offering commenced by the Company on January 30, 2017 remain outstanding (other than such shares of Series C Preferred Stock held by Lender) and (ii) a change in control of the Company has not occurred, which is any transaction that results in either (a) the shareholders of the Company not continuing to hold at least 50% of the voting interest in the Company after such transaction or (b) the directors of the Company serving on the board of directors as of February 21, 2017 no longer represent a majority of the outstanding board members.

Termination of Rights Offering

On October 5, 2016, the Company filed a registration statement on Form S-1 with the SEC, as amended on November 1, 2016, November 22, 2016, December 6, 2016, December 21, 2016, January 19, 2017 and January 26, 2017 to issue subscription rights

(“Rights”) to the Company’s existing common stockholders and holders of the Company’s class of warrants with an exercise price of $0.85 expiring June 19, 2020 (the “Listed Warrants”) to purchase units (“Units”) consisting of shares of common stock and Series C Preferred Stock (the “Rights Offering”). Each share of Series C Preferred Stock was to be convertible into eight (8) shares of common stock. Each Right would have entitled holders of the Company’s common stock and Listed Warrants to purchase one Unit. On March 20, 2017, the Company announced the termination of the Rights Offering without accepting any funds from investors. Broadridge Corporate Issuer Solutions, Inc., the subscription agent for the Rights Offering (“Broadridge”), returned all subscription payments received by Broadridge to investors, without interest or penalty. All subscription rights expired upon termination of the Rights Offering. On March 24, 2017, the Company filed a Certificate of Elimination to cancel the Series C Preferred Stock with the Secretary of State of the State of Delaware.

Term Sheet for 2017 Financing

On March 19, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders, which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which such investors will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”), $2,500,000 of which will be funded into Escrow (as defined below) upon the execution of definitive documents, and, the $2,500,000 Promissory Note will be exchanged for a Note (as defined below) on the terms described below upon the funding of such first tranche into Escrow.

The 2017 Financing will be in the form of a secured convertible loan (the “Loan”) from the investors (collectively, the “Investors”). The Loan will be evidenced by secured convertible promissory notes (each, a “Note”) from the Company to the Investors. In addition to the customary provisions, the Note shall contain the following provisions:

(i) It will be secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii) The Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii) The Loan proceeds will be held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv) In the event there is a change of control of the Company’s board of directors (“Board”) as proposed by any person or group other than the Investors, the term of the Note will be accelerated and all amounts due under the Note will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v) The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi) Notwithstanding (v) above, the principal amount of the Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18 month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

The Series D Preferred Stock shall have a first priority right to receive proceeds from the sale, liquidation or dissolution of the Company or any of the Company’s assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D Preferred Stock (the “Date of Issuance”), the holders of Series D Preferred Stock shall receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D Preferred Stock shall receive a preference of six times (6x) their respective investment amount.

The Series D Preferred Stock shall be convertible at the option of the holders thereof into shares of the Company’s common stock based on a formula to achieve a one-for-one conversion ratio. The Series D Preferred Stock shall automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance. On an as-converted basis, the Series D Preferred Stock shall carry the right to one (1) vote per share. The Series D Preferred Stock shall not have any dividend preference but shall be entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on any other class of the Company’s capital stock. The holders of Series D Preferred Stock shall not have anti-dilution protection.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Our independent registered public accounting firm, Marcum LLP, assessed the effectiveness of the Company’s internal control over financial reporting. Marcum LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is set forth below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s review of the year’s activities in combination with its assessment of internal controls at December 31, 2016 identified the below-described material weaknesses:

(1)	Our former executives failed to set an appropriate “Tone at the Top.” Specifically, our former executives failed to act in accordance with our Code of Ethics and Conduct as well as our travel and entertainment expense reimbursement policy.

(2)	Inadequate design of controls over period end financial reporting and disclosure processes.

(3)	Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review.

4)	The Company did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

5)	The Company failed to maintain general control activities over its Information Technology (“IT”) environment to support its objectives. Specifically, the Company has not properly completed an IT risk or security assessment, resulting in deficiencies in data protection, vendor management, completeness, accuracy and availability of technology processing.

Our 2015 internal control testing identified inadequate supporting documentation and lack of adequate review for travel advances and expense reimbursements. The Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements to H. Craig Dees, our former Chief Executive Officer. The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Audit Committee reviewed our financial policies and procedures, including management expenses. The Audit Committee concluded that Dr. Dees did not produce receipts for most of the travel expense advances he received from 2013 to 2015, and some receipts produced by Dr. Dees during this period appear to have been altered.

A subsequent investigation conducted by a special committee of the Board of Directors regarding Mr. Culpepper’s travel expenses concluded that Mr. Culpepper, our Interim Chief Executive Officer and former Chief Financial Officer, did not produce receipts and/or proof of travel for certain travel expense advances he received.

Remediation

Our remediation plan is still in process and, as such, most of these material weaknesses continued to exist at December 31, 2016 and as of the date of this filing. We have put in place more clearly defined, tighter controls, including a clear process for limiting, approving and documenting travel advances and expenses and appropriately managing them. Specifically, we have:

•	Adopted a control enhancement to require the provision of all invoice copies along with the check register for appropriate approval, including all travel reimbursements separately approved;

•	Established a policy so travel advances are no longer permitted; and

•	Implemented a more formal and detailed travel and expense reimbursement policy.

•	Rolled out a quarterly financial close checklist.

In addition, we have replaced the independent consulting group previously utilized by management to aid in our documentation and testing of internal controls over financial reporting and appointed John Glass as our Interim Chief Financial Officer to assist in the organization and strategic operation of the Company as to its procedures and daily operations of the Company. We are also in the process of implementing many of the other recommendations made by counsel to the Audit Committee to remediate these issues, including the identification and recruitment of a permanent Chief Executive Officer and any other positions necessary. We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by our management to remediate the material weaknesses.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

Provectus Biopharmaceuticals, Inc.

We have audited Provectus Biopharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Report on Internal Control Over Financial Reporting”.

1)	The Company’s former executives failed to set an appropriate “Tone at the Top.” Specifically, the Company’s former executives failed to act in accordance with the Company’s Code of Ethics and Conduct as well as the Company’s travel and entertainment expenses reimbursement policy.

2)	Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Also there is insufficient documentation to verify sufficient interactions of our internal accountants with the Company’s Audit Committee.

3)	Inadequate design of controls over period end financial reporting and disclosure processes.

4)	The Company did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

5)	The Company failed to maintain general control activities over its Information Technology (“IT”) environment to support its objectives. Specifically, the Company has not properly competed an IT risk or security assessment, resulting in deficiencies in data protection, vendor management, completeness, accuracy and availability of technology processing.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s December 31, 2016 consolidated financial statements, and this report does not affect our report dated March 31, 2017.

In our opinion, as a result of the effects of the material weaknesses described above, Provectus Biopharmaceuticals, Inc. did not maintain, in all material aspects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of the Company and our report, which includes an explanatory paragraph as to the Company’s ability to continue as a going concern, dated March 31, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Timothy C. Scott, Ph.D.	President and Director (principal executive officer)	March 31, 2017
Timothy C. Scott, Ph.D.

/s/ John R. Glass	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2017
John R. Glass

/s/ Jan E. Koe	Director	March 31, 2017
Jan E. Koe

/s/ Kelly M. McMasters, M.D., Ph.D.	Director	March 31, 2017
Kelly M. McMasters, M.D., Ph.D.

/s/ Alfred E. Smith, IV	Director and Chairman of the Board	March 31, 2017
Alfred E. Smith, IV

/s/ Eric A. Wachter, Ph.D.	Chief Technology Officer and Director	March 31, 2017
Eric A. Wachter, Ph.D.

EXHIBIT INDEX

Exhibit No.	Description

3.1†	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended.

3.2	Certificate of Designation for the Company’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.6	Form of Warrant issued to Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.7	Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on March 12, 2010).

4.8	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on February 28, 2013).

4.9	Form of Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on June 19, 2015).

4.10	First Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.11	Second Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.12	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015).

4.13	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.14	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on August 25, 2016).

10.1*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed on April 15, 2003).

10.4	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed on August 14, 2003).

10.5	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 13, 2011).

10.6	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.7	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on December 23, 2010).

10.8	Purchase Agreement dated as of July 22, 2013, by and between Provectus Pharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 26, 2013).

10.9*	Amended and Restated Executive Employment Agreement by and between the Company and H. Craig Dees, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 30, 2014).

10.10*	Amended and Restated Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Item current report on Form 8-K filed on April 30, 2014).

10.11*	Amended and Restated Executive Employment Agreement by and between the Company and Eric A. Wachter, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 30, 2014).

10.12*	Amended and Restated Executive Employment Agreement by and between the Company and Peter R. Culpepper, dated April 28, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 30, 2014).

10.13	Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed on April 30, 2014).

10.14	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.15	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed on August 7, 2014).

10.16	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.17*	Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 22, 2016).

10.18†*	Amendment No. 1 to the Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass.

10.19	Form of Securities Purchase Agreement between Provectus Biopharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016) (exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits and schedules upon request).

10.20	Warrant Agency Agreement, dated August 30, 2016, by and between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 30, 2016).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed on March 16, 2011).

21†	Subsidiaries of the Company

23.1†	Consent of Marcum LLP (Independent Registered Public Accounting Firm).

23.2†	Consent of BDO USA, LLP.

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.