Form 10-Q
period 2017-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2017-05-10
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 4, 2017, was 370,354,643.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016), and the following:

•	our potential receipt of sales from PV-10 and PH-10, transaction fees, licensing and royalty payments; payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to PV-10 or PH-10;

•	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own; and

•	our ability to close on additional traches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$436,952	$1,165,738
Short-term receivable - settlement	200,000	300,000
Other current assets	250,515	360,562

Total Current Assets	887,467	1,826,300
Equipment and furnishings, less accumulated depreciation of $466,772 and $464,140, respectively	69,402	72,033
Patents, net of accumulated amortization of $9,641,758 and $9,473,978, respectively	2,073,687	2,241,467
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	1,024,345	1,015,710

Total Assets	$4,510,401	$5,611,010

Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable - trade	$2,770,860	$1,919,870
Other accrued expenses	159,855	221,956
Convertible note payable - related party	2,500,000	—

Total Liabilities	5,430,715	2,141,826

Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 and 8,600 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $3,500 and $301,000 at March 31, 2017 and December 31, 2016, respectively	—	9
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 370,354,643 and 364,773,297 shares issued and outstanding, respectively	370,355	364,773
Additional paid-in capital	208,322,249	208,327,822
Accumulated deficit	(209,612,918)	(205,223,420)

Total Stockholder’s (Deficiency) Equity	(920,314)	3,469,184

Total Liabilities and Stockholders’ (Deficiency) Equity	$4,510,401	$5,611,010

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Expenses
Research and development	$1,853,573	$2,407,984
General and administrative	2,544,600	6,099,232

Total Operating Loss	(4,398,173)	(8,507,216)
Investment income	8,675	913

Net Loss	(4,389,498)	(8,506,303)
Dividend paid-in kind to preferred shareholders	(14,007)	—

Net Loss Applicable to Common Shareholders	$(4,403,505)	$(8,506,303)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	365,207,402	205,278,509

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(4,389,498)	$(8,506,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,631	3,496
Amortization of patents	167,780	167,780
Warrant incentive expense	—	2,718,407
Issuance of stock for services	—	20,163
Changes in operating assets and liabilities
Settlement receivable	91,365	127,446
Other current assets	110,047	(295,699)
Accounts payable - trade	850,990	(489,304)
Accrued settlement expense	—	(1,850,000)
Other accrued expenses	(62,101)	51,069

Net Cash Used In Operating Activities	(3,228,786)	(8,052,945)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	—	3,635,040
Proceeds from issuance of convertible note payable - related party	2,500,000	—

Net Cash Provided By Financing Activities	2,500,000	3,635,040

Net Change In Cash and Cash Equivalents	(728,786)	(4,417,905)
Cash and Cash Equivalents, Beginning of Period	1,165,738	14,178,902

Cash and Cash Equivalents, End of Period	$436,952	$9,760,997

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$5,582	$—
Issuance in-kind of preferred stock dividends	$14,007	$—

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $436,952 at March 31, 2017, compared with $1,165,738 at December 31, 2016. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and raise additional capital.

Term Sheet for 2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which the PRH Group will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”), $2,500,000 of which was funded into Escrow (as defined below) upon the execution of definitive documents, and the $2,500,000 Wachter Note (as defined below) was exchanged for a PRH Note (as defined below) on the terms described below upon the funding of such First Tranche into Escrow.

The 2017 Financing will be in the form of a secured convertible loan (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan will be evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note shall contain the following provisions:

(i)	It will be secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii)	The Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii)	The Loan proceeds will be held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv)	In the event there is a change of control of the Company’s board of directors (“Board”) as proposed by any person or group other than the Investors, the term of the PRH Note will be accelerated and all amounts due under the PRH Note will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amount of the PRH Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18 month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

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

Subsequent to March 31, 2017, the Company received an aggregate of $3,000,000 in the form of secured convertible loans in connection with the First Tranche and Second Tranche, as described in the Term Sheet. See Note 7 – Subsequent Events.

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

NYSE Delisting

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

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017. On April 21, 2017, the NYSE MKT filed a Form 25 with the SEC, notifying the SEC of the NYSE MKT’s intention to remove the Company’s shares of common stock and Listed Warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended. The Company’s common stock and Listed Warrants continue to trade on the OTCQB following the delisting from the NYSE MKT under the trading symbols “PVCT” and “PVCTWS,” respectively. The Company can provide no assurance that its common stock and Listed Warrants will continue to trade on the OTCQB in the future, however.

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 3 – Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-03, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company intends to apply this ASU prospectively and its adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 requires, when assessing which party is the primary beneficiary in a VIE, that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

4. Related Party Transactions

Convertible Promissory Note

On February 21, 2017, the Company issued a promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer (“Lender”), evidencing an unsecured loan from Lender to the Company in the original principal amount of up to $2,500,000 (the “Wachter Note”). Interest accrues on the outstanding balance of the Wachter Note at six percent (6%) per annum calculated on a 360-day basis.

Pursuant to the terms of the Wachter Note, in the event that, prior to the repayment in full of the Wachter Note, the Company consummates a bona fide equity financing conducted with the principal purpose of raising capital, pursuant to which the Company sells shares or units of an equity security or preferred equity approved by the board of directors, which board of directors must consist of at least a majority of the members on the board of directors serving as of the date of the Wachter Note (a “Qualified Equity Financing”), then such amount of the outstanding principal due under the Wachter Note plus all accrued but unpaid interest that may be included in the Qualified Equity Financing shall automatically convert into the equity securities or securities convertible into equity securities of the Company issued in such Qualified Equity Financing (“New Securities”) at the price per New Security at which the Company issues any New Securities in any public or private offering during the period that the Wachter Note is outstanding and otherwise on the same terms (including the same rights, preferences and privileges) as the other investors that purchase New Securities in such Qualified Equity Financing.

The Wachter Note matures on the earlier of (i) May 22, 2017, (ii) the date upon which the Company defaults under the Wachter Note or (iii) the date on which the Wachter Note is converted into New Securities (the earliest of such dates, the “Maturity Date”). In lieu of repayment on the Maturity Date, Lender may elect in his sole discretion to apply any and all amounts due and owing to Lender under the Wachter Note to Lender’s obligations under that certain Settlement Agreement dated June 6, 2014 by and between Lender and the Company.

As of March 31, 2017, the Company has borrowed the entire $2,500,000 principal amount under the Wachter Note. The Company evaluated the terms of the Wachter Note and determined that since the conversion price is not yet fixed and will be based upon the price per New Security issued upon the completion of a future Qualified Equity Financing, that the measurement of a beneficial conversion feature cannot be completed. The Wachter Note was amended and restated on April 3, 2017. See Note 7 – Subsequent Events.

Further, under the Wachter Note, the Company has agreed to pay to Lender up to $25,000 for Lender’s reasonable legal fees and expenses incurred in connection with the transactions contemplated by the Wachter Note. As of March 31, 2017, the Company has not paid any of Lender’s legal expenses. The Company may prepay principal and interest under the Wachter Note at any time, in whole or in part, without premium or other prepayment charges.

Pursuant to a Waiver of Rights Agreement, Lender further agreed to waive his rights (A) to foreclose on the assets of the Company or (B) to initiate, or cause the initiation of, any proceeding in bankruptcy or the appointment of any custodian, trustee or liquidator of the Company or of all or a portion of the Company’s assets in the event of default under the Wachter Note so long as (i) any shares of Series C Preferred Stock of the Company issued pursuant to the Rights Offering commenced by the Company on January 30, 2017 remain outstanding (other than such shares of Series C Preferred Stock held by Lender) and (ii) a change in control of the Company has not occurred, which is any transaction that results in either (a) the shareholders of the Company not continuing to hold at least 50% of the voting interest in the Company after such transaction or (b) the directors of the Company serving on the board of directors as of February 21, 2017 no longer represent a majority of the outstanding board members.

5. Stockholders’ Deficiency

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

Conversion of Series B Preferred Stock

During the three months ended March 31, 2017, holders converted 8,500 shares of Series B Preferred Stock into 3,986,676 shares of common stock such that they were entitled to dividends, including a make-whole payment, that the Company elected to pay in shares of common stock. As a result, the Company issued 1,594,670 shares of common stock related to the Series B Preferred Stock dividends during the three months ended March 31, 2017. The Company recorded aggregate dividends paid in kind of $14,007 during the three months ended March 31, 2017.

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

On July 24, 2014, the Court approved the terms of the proposed Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. As of March 31, 2017 and December 31, 2016, the net amount of the receivable of $455,500 is reported as non-current assets on the condensed consolidated balance sheets.

On October 3, 2014, the Settlement was effective and stock options for Dr. Dees, Dr. Scott and Mr. Culpepper were rescinded, totaling 2,800,000. $900,000 was repaid by the Executives as of December 31, 2015 and $600,000 was repaid by the Executives during the year ended December 31, 2016. The remaining cash settlement amounts will continue to be repaid to the Company over the next three years with the final payment to be received by October 3, 2019. The remaining balance due the Company as of March 31, 2017 is $1,224,345, including a reserve for uncollectibility of $1,549,043 in connection with the resignation of Dr. Dees and termination of Mr. Culpepper, with a present value discount remaining of $57,623. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Settlement less the $200,000 that he repaid) plus Dr. Dees’s proportionate share of the litigation costs is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company. As a result of his termination “for cause”, Mr. Culpepper is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,051,083 (the total $2,240,000 owed by Mr. Culpepper pursuant to the Settlement plus Mr. Culpepper’s proportionate share of the litigation cost of $227,750 less the $416,667 that he repaid) is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company. Mr. Culpepper disputes that he was terminated “for cause” and thus disputes that he owes the full $2,051,083 repayment amount under the Settlement.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleges that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. The Company has established a reserve of $2,267,750 as of March 31, 2017 and December 31, 2016, which amount represents the amount the Company currently believes Dr. Dees owes to the Company, while the Company pursues collection of this amount. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. The Company is seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company is seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company is also seeking foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Kleba Settlement Agreement. The United States District Court for the Eastern District of Tennessee at Knoxville entered a default judgment against the Defendants on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court recently issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016, which order will remain in place until the resolution of the underlying lawsuit absent further court order or agreement of the parties. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dr. Dees. The Court requested additional briefing on damages. The Company’s brief is due on May 26, 2017.

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

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “for cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Kleba Settlement Agreement (see Note 11 to the financial statements), such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Kleba Settlement Agreement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of March 31, 2017 and December 31, 2016, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

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

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’s failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’s conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The Complaint against BHS has been filed and served, an answer has been received and the parties have begun discovery.

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

First Tranche of 2017 Financing

In connection with the funding of the First Tranche of the 2017 Financing, as described in the Term Sheet, on April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company (the “Rodrigues Note”), in the principal amount of up to $2.5 million. In addition, the Wachter Note was amended and restated in order to modify the terms of the Wachter Note to mirror the PRH Notes. See Note 2 – Liquidity and Financial Condition for terms of the PRH Notes. On April 3, 2017, the Company received $500,000 under the Rodrigues Note.

Second Tranche of 2017 Financing

In connection with the funding of the Second Tranche of the 2017 Financing, as described in the Term Sheet, on April 20, 2017, the Company entered into a PRH Note with an accredited investor (the “Second Tranche Note”), in the principal amount of up to $2.5 million. See Note 2 – Liquidity and Financial Condition for terms of the PRH Note. As of May 1, 2017, the Company had received the entire $2,500,000 under the Second Tranche Note.

Director Resignations and Appointments

On April 3, 2017, each of Alfred E. Smith, IV, Timothy C. Scott and Kelly M. McMasters, MD notified the Company of their decision to resign from the Board effective immediately, and in connection therewith, the Board reduced the size of the Board to four directors. On April 3, 2017, the Board appointed each of Dominic Rodrigues and Bruce Horowitz to the Board to fill two vacancies.

NYSE Delisting

See Note 2 - Liquidity and Financial Condition – NYSE Delisting for details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors, and Item 1A of Part II of this report. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Plan of Operation

We have implemented our integrated business plan, including execution of the current and next phases in clinical development of our pharmaceutical products and continued execution of research programs for new research initiatives.

We believe that our investigational drugs PV-10 and PH-10 provide us with two products in multiple indications, which have completed early phase clinical trials for serious cancers and diseases of the skin, and important immunologic data has been corroborated and characterized by institutions such as Moffitt Cancer Center in Tampa, Florida and the University of Illinois at Chicago. We continue to conduct clinical trials for these products to show their safety and efficacy, which we believe will be shown based on data in previous studies, and which may result in one or more license transactions with pharmaceutical and/or biotech companies. Together with our non-core technologies, which we intend to sell or license in the future, we believe this combination represents the foundation for maximizing shareholder value this year and beyond.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Research and Development

Research and development costs of $1,853,573 for the three months ended March 31, 2017 included amortization of patents of $167,780, payroll of $92,949, consulting and contract labor of $1,379,799, legal of $99,925, insurance of $77,841, lab supplies and pharmaceutical preparations of $9,877, rent and utilities of $19,224, depreciation expense of $2,631 and conference expenses of $3,549. Research and development costs of $2,407,984 for the three months ended March 31, 2016 included amortization of patents of $167,780, payroll of $317,053, consulting and contract labor of $1,736,129, legal of $81,955, insurance of $54,263, lab supplies and pharmaceutical preparations of $17,867, rent and utilities of $29,441, and depreciation expense of $3,496.

The overall decrease in research and development costs is due primarily to the decrease consulting and contract labor of approximately $356,000 which was primarily due to startup costs for sites in 2016 as well the decrease in payroll expense of approximately $224,000 which was primarily due to reduced salary and other benefits associated with the departure of certain of our executives in 2016.

General and Administrative

General and administrative expenses decreased by $3,554,632 in the three months ended March 31, 2017 to $2,544,600 from $6,099,232 for the three months ended March 31, 2016. The decrease was primarily attributable to the following: (i) expense of approximately $2.7 million of warrant incentive expense which was recognized during the three months ended March 31, 2016; (ii) an approximate $200,000 decrease in payroll expense during the three months ended March 31, 2017 due to departure of certain of our executives in 2016; and (iii) an approximate $717,000 decrease in professional fees due to the termination and reduction in scope of certain contracts.

Investment Income

Investment income is immaterial for all periods presented.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $436,952 at March 31, 2017, compared with $1,165,738 at December 31, 2016. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $209,612,918 as of March 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining other financing to fund its capital requirement and on-going operations, including the 2017 Financing discussed below; however, there can be no assurance the Company will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Significant funds will be needed for the Company to continue and complete its Phase 3 clinical trials.

Convertible Promissory Note

On February 21, 2017, we issued a convertible promissory note in favor of Eric A. Wachter, the Company’s Chief Technology Officer (“Lender”), evidencing an unsecured loan from Lender to the Company in the original principal amount of up to $2,500,000 (the “Wachter Note”). Interest accrues on the outstanding balance of the Wachter Note at six percent (6%) per annum calculated on a 360-day basis.

The Wachter Note matures on the earlier of (i) May 22, 2017, (ii) the date upon which the Company defaults under the Wachter Note or (iii) the date on which the Wachter Note is converted into New Securities (the earliest of such dates, the “Maturity Date”). In lieu of repayment on the Maturity Date, Lender may elect in his sole discretion to apply any and all amounts due and owing to Lender under the Wachter Note to Lender’s obligations under that certain Settlement Agreement dated June 6, 2014 by and between Lender and the Company in connection with the settlement of the Kleba shareholder derivative lawsuit (see Note 6 to the financial statements).

As of March 31, 2017, we had borrowed the entire $2,500,000 principal amount under the Wachter Note.

Pursuant to the terms of the Wachter Note, in the event that, prior to the repayment in full of the Wachter Note, the Company consummates a bona fide equity financing conducted with the principal purpose of raising capital, pursuant to which the Company sells shares or units of an equity security or preferred equity approved by the board of directors, which board of directors must consist of at least a majority of the members on the board of directors serving as of the date of the Wachter Note (a “Qualified Equity Financing”), then such amount of the outstanding principal due under the Wachter Note plus all accrued but unpaid interest that may be included in the Qualified Equity Financing shall automatically convert into the equity securities or securities convertible into equity securities of the Company issued in such Qualified Equity Financing (“New Securities”) at the price per New Security at which the Company issues any New Securities in any public or private offering during the period that the Wachter Note is outstanding and otherwise on the same terms (including the same rights, preferences and privileges) as the other investors that purchase New Securities in such Qualified Equity Financing.

Further, under the Wachter Note, we have agreed to pay to Lender up to $25,000 for Lender’s reasonable legal fees and expenses incurred in connection with the transactions contemplated by the Wachter Note. We may prepay principal and interest under the Wachter Note at any time, in whole or in part, without premium or other prepayment charges.

Pursuant to a Waiver of Rights Agreement, Lender further agreed to waive his rights (A) to foreclose on the assets of the Company or (B) to initiate, or cause the initiation of, any proceeding in bankruptcy or the appointment of any custodian, trustee or liquidator of the Company or of all or a portion of the Company’s assets in the event of default under the Wachter Note so long as (i) any shares of Series C Preferred Stock of the Company issued pursuant to the Rights Offering commenced by the Company on January 30, 2017 remain outstanding (other than such shares of Series C Preferred Stock held by Lender) and (ii) a change in control of the Company has not occurred, which is any transaction that results in either (a) the shareholders of the Company not continuing to hold at least 50% of the voting interest in the Company after such transaction or (b) the directors of the Company serving on the board of directors as of February 21, 2017 no longer represent a majority of the outstanding board members. On March 24, 2017, the Company filed a Certificate of Elimination to cancel the Series C Preferred Stock with the Secretary of State of the State of Delaware since no shares of Series C Preferred Stock were issued or outstanding after the Company terminated the Rights Offering without accepting any subscriptions.

The Wachter Note was amended and restated on April 3, 2017 in order to match the terms of the Wachter Note to the PRH Notes (as defined below).

Term Sheet for 2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which the PRH Group will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”), $2,500,000 of which was funded into Escrow (as defined below) upon the execution of definitive documents, and the $2,500,000 Wachter Note (as defined below) was exchanged for a PRH Note (as defined below) on the terms described below upon the funding of such First Tranche into Escrow.

The 2017 Financing will be in the form of a secured convertible loan (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan will be evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note shall contain the following provisions:

(i)	It will be secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii)	The Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii)	The Loan proceeds will be held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv)	In the event there is a change of control of the Company’s board of directors (“Board”) as proposed by any person or group other than the Investors, the term of the PRH Note will be accelerated and all amounts due under the PRH Note will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amount of the PRH Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18 month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

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

First Tranche of 2017 Financing

In connection with the funding of the First Tranche of the 2017 Financing, as described in the Term Sheet, on April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company (the “Rodrigues Note”), in the principal amount of up to $2.5 million. In addition, the Wachter Note was amended and restated in order to match the terms of the Wachter Note to the PRH Notes. See Note 2 – Liquidity and Financial Condition for terms of the PRH Notes. On April 17, 2017, the Company received $500,000 under the Rodrigues Note.

Second Tranche of 2017 Financing

In connection with the funding of the Second Tranche of the 2017 Financing, as described in the Term Sheet, on April 20, 2017, the Company entered into a PRH Note with an accredited investor (the “Second Tranche Note ”), in the principal amount of up to $2.5 million. See Note 2 – Liquidity and Financial Condition for terms of the PRH Note. As of May 1, 2017, the Company had received the entire $2,500,000 under the Second Tranche Note.

NYSE Delisting

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

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017. On April 21, 2017, the NYSE MKT filed a Form 25 with the SEC, notifying the SEC of the NYSE MKT’s intention to remove the Company’s shares of common stock and Listed Warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended. The Company’s common stock and Listed Warrants continue to trade on the OTCQB following the delisting from the NYSE MKT under the trading symbols “PVCT” and “PVCTWS,” respectively. The Company can provide no assurance that its common stock and Listed Warrants will continue to trade on the OTCQB in the future, however.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2016 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of March 31, 2017, other than cash and cash equivalents, short-term deposits, money market funds, and interest bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011, February 2013 and August 2016 as liabilities at their fair value upon issuance, which were remeasured at each period end with the change in fair value recorded in the statement of operations. All such warrants were valued at $0 as of March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our president (principal executive officer) and interim chief financial officer have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our president (principal executive officer) and interim chief financial officer have concluded that our disclosure controls and procedures are not effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at December 31, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our remediation plan is still in process and as such, these material weaknesses continued to exist at March 31, 2017.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s review of the year’s activities in combination with its assessment of internal controls at December 31, 2016 identified the below-described material weaknesses:

1)	Our former executives failed to set an appropriate “Tone at the Top.” Specifically, our former executives failed to act in accordance with our Code of Ethics and Conduct as well as our travel and entertainment expense reimbursement policy.

2)	Inadequate design of controls over period end financial reporting and disclosure processes.

3)	Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review.

4)	The Company did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

5)	The Company failed to maintain general control activities over its Information Technology (“IT”) environment to support its objectives. Specifically, the Company has not properly completed an IT risk or security assessment, resulting in deficiencies in data protection, vendor management, completeness, accuracy and availability of technology processing.

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

Remediation

Our remediation plan is still in process and, as such, most of these material weaknesses continued to exist at March 31, 2017 and as of the date of this filing. We have put in place more clearly defined, tighter controls, including a clear process for limiting, approving and documenting travel advances and expenses and appropriately managing them. Specifically, we have:

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

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleges that between 2013 and the present, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleges that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Kleba Settlement Agreement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Kleba Settlement Agreement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company is alleging counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Kleba Settlement Agreement, unjust enrichment and punitive damages in this lawsuit. The Company is seeking that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company is seeking for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company is also seeking foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Kleba Settlement Agreement. The United States District Court for the Eastern District of Tennessee at Knoxville entered a default judgment against the Defendants on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court recently issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016, which order will remain in place until the resolution of the underlying lawsuit absent further court order or agreement of the parties. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dr. Dees for April 26, 2017. The Court requested additional briefing on damages. The Company’s brief is due on May 26, 2017.

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

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “for cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Kleba Settlement Agreement (see Note 11 to the financial statements), such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Kleba Settlement Agreement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the

Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of March 31, 2017, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Convertible Promissory Note dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 21, 2017).

10.2**	Definitive Financing Commitment Term Sheet dated March 19, 2017.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 10, 2017	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Convertible Promissory Note dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 21, 2017).

10.2**	Definitive Financing Commitment Term Sheet dated March 19, 2017.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.