Form 10-Q
period 2017-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2017-08-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36457

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10025 Investment Drive, Suite 250 Knoxville, Tennessee	37932
(Address of principal executive offices)	(Zip Code)

866-594-5999

(Registrant’s telephone number, including area code)

7327 Oak Ridge Highway, Suite A

Knoxville, Tennessee 37931

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 7, 2017, was 370,364,643.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016), and the following:

●

our potential receipt of sales from PV-10 and PH-10, transaction fees, licensing and royalty payments, and/or payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to investigational drug products PV-10 and PH-10, and/or drug substance Rose Bengal;

●	our ability to raise additional capital if we determine to commercialize PV-10 and/or PH-10 on our own; and

●	our ability to close on additional traches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,127,834	$1,165,738
Short-term receivable - settlement	100,000	300,000
Other current assets	244,997	360,562

Total Current Assets	1,472,831	1,826,300

Equipment and furnishings, less accumulated depreciation of $30,003 and $464,140, respectively	62,611	72,033
Patents, net of accumulated amortization of $9,809,538 and $9,473,978, respectively	1,905,907	2,241,467
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	1,032,381	1,015,710

Total Assets	$4,929,230	$5,611,010

Liabilities and Stockholders’ (Deficiency) Equity

Current Liabilities:
Accounts payable - trade	$3,274,309	$1,919,870
Other accrued expenses	320,054	221,956

Total Current Liabilities	3,594,363	2,141,826

Convertible notes payable	2,550,000	-
Convertible notes payable - related parties	3,000,000	-

Total Liabilities	9,144,363	2,141,826

Commitments and contingencies

Stockholders’ (Deficiency) Equity:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 and 8,600 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $3,500 and $301,000 at June 30, 2017 and December 31, 2016, respectively	-	9
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 370,354,643 and 364,773,297 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	370,355	364,773
Additional paid-in capital	208,322,249	208,327,822
Accumulated deficit	(212,907,737)	(205,223,420)

Total Stockholder’s (Deficiency) Equity	(4,215,133)	3,469,184

Total Liabilities and Stockholders’ (Deficiency) Equity	$4,929,230	$5,611,010

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating Expenses:
Research and development	$2,378,748	$2,004,962	$4,232,321	$4,412,946
General and administrative	924,146	3,039,874	3,468,746	9,139,106

Total Operating Loss	(3,302,894)	(5,044,836)	(7,701,067)	(13,552,052)

Investment income	8,075	754	16,750	1,667

Net Loss	(3,294,819)	(5,044,082)	(7,684,317)	(13,550,385)

Dividend paid-in kind to preferred shareholders	(50)	-	(14,057)	-

Net Loss Applicable to Common Shareholders	$(3,294,869)	$(5,044,082)	$(7,698,374)	$(13,550,385)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	370,354,643	212,829,952	367,795,241	209,053,930

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(7,684,317)	$(13,550,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,422	6,992
Amortization of patents	335,560	335,560
Warrant incentive expense	-	2,718,407
Issuance of stock for services	-	20,163
Changes in operating assets and liabilities
Settlement receivable	183,329	256,188
Other current assets	115,565	(275,393)
Accounts payable - trade	1,354,439	(1,114,078)
Accrued settlement expense	-	(1,850,000)
Other accrued expenses	98,098	529,917

Net Cash Used In Operating Activities	(5,587,904)	(12,922,629)

Cash Flows From Financing Activities
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	-	3,635,040
Proceeds from issuance of convertible notes payable	2,550,000	-
Proceeds from issuance of convertible notes payable - related parties	3,000,000	-

Net Cash Provided By Financing Activities	5,550,000	3,635,040

Net Change In Cash and Cash Equivalents	(37,904)	(9,287,589)

Cash and Cash Equivalents, Beginning of Period	1,165,738	14,178,902

Cash and Cash Equivalents, End of Period	$1,127,834	$4,891,313

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock conversions into common stock	$3,987	$-
Dividend paid-in kind to preferred shareholders	$1,595	$-
Issuance in-kind of preferred stock dividends	$14,057	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a biopharmaceutical company that is focusing on developing products based on halogenated xanthenes, such as Rose Bengal, for the treatment of adult solid tumor cancers, pediatric cancers, and inflammatory dermatoses. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates, or sell or license the Company’s over-the-counter (“OTC”) products or non-core technologies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $1,127,834 at June 30, 2017, compared with $1,165,738 at December 31, 2016. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and raise additional capital.

The 2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which the PRH Group will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”). As of June 30, 2017, the Company had received aggregate Loans (as defined below) of $5,550,000 in connection with the 2017 Financing. See Note 4 – Convertible Notes Payable. Subsequent to June 30, 2017, the Company received aggregate Loans of $300,000 in connection with the 2017 Financing. See Note 7 – Subsequent Events.

The 2017 Financing is in the form of a secured convertible loan (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan is evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note contains the following provisions:

(i)	It is secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii)	The Loan bears interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii)	The Loan proceeds are held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv)	The PRH Notes, including interest and principal, is due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the PRH Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from April 2, 2019 to the twenty-four (24) month anniversary of the funding of the Final Tranche, depending on the specific PRH Note. In the event there is a change of control of the Company’s board of directors (the “Board”) as proposed by any person or group other than the Investors, the term of the PRH Notes will be accelerated and all amounts due under the PRH Notes will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amounts of the PRH Notes and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18-month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

As of June 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2017.

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

The Series D Preferred Stock shall be convertible at the option of the holders thereof into shares of the Company’s common stock based on a formula to achieve a one-for-one conversion ratio such that one share of Series D Preferred Stock would convert into one share of common stock. The Series D Preferred Stock shall automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance. On an as-converted basis, the Series D Preferred Stock shall carry the right to one (1) vote per share. The Series D Preferred Stock shall not have any dividend preference but shall be entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on any other class of the Company’s capital stock. The holders of Series D Preferred Stock shall not have anti-dilution protection

The Company plans to access capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due.

The primary business objective of Management is to build the Company into a fully integrated global biotechnology company. However, the Company cannot assure you that they will be successful in co-developing or licensing PV-10, PH-10, or any other halogenated xanthene-based drug candidate developed by the Company, entering into any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing the Company’s existing non-core products. Moreover, even if the Company is successful in improving their current cash flow position, the Company nonetheless plans to seek additional funds to meet their long-term requirements in 2017 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placements, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

NYSE Delisting

On October 13, 2016, the Company received notice from NYSE MKT that NYSE MKT commenced delisting procedures and immediately suspended trading in the Company’s common stock and class of warrants that was listed on NYSE MKT (“Listed Warrants”) and on October 17, 2016, the Company’s common stock began trading on the OTCQB Marketplace. On October 20, 2016, the Company submitted a request for a review of such delisting determination and on November 10, 2016, the Company submitted to the Listing Qualifications Panel its written submission in connection with its appeal. In addition, on November 23, 2016, the Company received notice from NYSE MKT stating that the Company was not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $3.5 million.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether contingent call or put options that can accelerate the repayment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company intends to apply this ASU prospectively, and its adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 requires, when assessing which party is the primary beneficiary in a variable interest entity (VIE), that the decision maker considers interests held by entities under common control on a proportionate basis instead of treating those interests as if they were that of the decision maker itself, as current GAAP requires. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2016. Early application is permitted in any interim or annual period. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

4. Convertible Notes Payable

Convertible Notes Payable – Related Parties

On February 21, 2017, the Company issued a promissory note in favor of Eric A. Wachter, Ph.D., the Company’s Chief Technology Officer (the “Lender”), evidencing an unsecured loan from the Lender to the Company in the original principal amount of up to $2,500,000 (the “Wachter Note”). Interest accrues on the outstanding balance of the Wachter Note at six percent (6%) per annum calculated on a 360-day basis. As of March 31, 2017, the Company had borrowed the entire $2,500,000 principal amount under the Wachter Note. The Company evaluated the terms of the Wachter Note and determined that since the conversion price is not yet fixed and will be based upon the price per New Security issued upon the completion of a future Qualified Equity Financing, that the measurement of a beneficial conversion feature cannot be completed. On April 3, 2017, the Wachter Note was amended and restated in order to modify the terms of the Wachter Note to mirror the PRH Notes and to convert it into the 2017 Financing. The Company accounted for the amendment as a debt modification. There was no material impact as a result of applying debt modification accounting.

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2.5 million. As of June 30, 2017, the Company had borrowed $500,000 under this note.

See Note 2 – Liquidity and Financial Condition for the terms of the PRH Notes. As of June 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2017.

Convertible Notes Payable – Non-Related Parties

During the three months ended June 30, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principal amount of up to $2,550,000. As of June 30, 2017, the Company had borrowed the entire $2,550,000 principal amount under the notes.

See Note 2 – Liquidity and Financial Condition for the terms of the PRH Notes. As of June 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2017.

5. Stockholders’ Deficiency

Conversion of Series B Preferred Stock

During the six months ended June 30, 2017, holders converted 8,500 shares of Series B Preferred Stock into 3,986,676 shares of common stock such that they were entitled to dividends, including a make-whole payment, that the Company elected to pay in shares of common stock. As a result, the Company issued 1,594,670 shares of common stock related to the Series B Preferred Stock dividends during the six months ended June 30, 2017. The Company recorded aggregate dividends paid in kind of $50 and $14,057 during the three and six months ended June 30, 2017, respectively.

6. Litigation

Kleba Shareholder Derivative Lawsuit

On January 2, 2013, Glenn Kleba, derivatively on behalf of the Company, filed a shareholder derivative complaint in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Ph.D., Timothy C. Scott, Ph.D., Dr. Wachter, and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”). The Shareholder Derivative Lawsuit alleged (i) breach of fiduciary duties, (ii) waste of corporate assets, and (iii) unjust enrichment, all three claims based on Mr. Kleba’s allegations that the defendants authorized and/or accepted stock option awards in violation of the terms of the Company’s 2002 Stock Plan (the “Plan”) by issuing stock options in excess of the amounts authorized under the Plan and delegated to defendant Dr. Dees the sole authority to grant himself and the other Executives cash bonuses that Mr. Kleba alleges to be excessive.

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

On June 6, 2014, the Company, in its capacity as a nominal defendant, entered into a Stipulated Settlement Agreement and Mutual Release (the “Derivative Lawsuit Settlement”) in the Shareholder Derivative Lawsuit. In addition to the Company and the Individual Defendants, Plaintiffs Glenn Kleba and Don B. Dale are parties to the Derivative Lawsuit Settlement. By entering into the Derivative Lawsuit Settlement, the settling parties resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. Under the terms of the Derivative Lawsuit Settlement, (i) the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Derivative Lawsuit Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Derivative Lawsuit Settlement; (ii) Drs. Dees and Scott and Mr. Culpepper agreed to retain incentive stock options for 100,000 shares but shall forfeit 50% of the nonqualified stock options granted to each such Executive in both 2010 and 2011. The Derivative Lawsuit Settlement also requires that each of the Executives enter into new employment agreements with the Company, which were entered into on April 28, 2014, and that the Company adhere to certain corporate governance principles and processes in the future. Under the Derivative Lawsuit Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy. The Derivative Lawsuit Settlement also provides for an award to plaintiffs’ counsel of attorneys’ fees and reimbursement of expenses in connection with their role in this litigation, subject to Court approval.

On July 24, 2014, the Court approved the terms of the proposed Derivative Lawsuit Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. As of June 30, 2017 and December 31, 2016, the net amount of the receivable of $455,500 is reported as non-current assets on the condensed consolidated balance sheets.

On October 3, 2014, the Derivative Lawsuit Settlement was effective and an aggregate of 2,800,000 stock options for Dr. Dees, Dr. Scott and Mr. Culpepper were rescinded. A total of $1.7 million had been repaid by the Executives as of June 30, 2017. The remaining cash settlement amounts will continue to be repaid to the Company with the final payment to be received by October 3, 2019. The remaining balance of executive repayment due the Company as of June 30, 2017 is $1,132,381, including a reserve for uncollectibility of $1,549,043 in connection with the resignation of Dr. Dees, the Company’s former Chairman and Chief Executive Officer, and termination of Mr. Culpepper, the Company’s former Chief Financial Officer and Chief Operating Officer, and former interim Chief Executive Officer following Dr. Dees’ resignation, with a present value discount remaining of $57,623. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Derivative Lawsuit Settlement less the $200,000 that he repaid), plus Dr. Dees’s proportionate share of the litigation costs, is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company. On July 25, 2017, the United States District Court for the Eastern District of Tennessee at Knoxville issued a Memorandum Opinion finding, among other findings, that the Company is entitled to receive total damages in the amount of $6,027,652, including $2,494,525 for Dr. Dees’ breach of the Derivative Lawsuit Settlement. See “Dees Collection Lawsuit” below. As a result of his termination “for cause”, Mr. Culpepper is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,051,083 (the total $2.24 million owed by Mr. Culpepper pursuant to the Derivative Lawsuit Settlement plus Mr. Culpepper’s proportionate share of the litigation cost of $227,750 less the $416,667 that he repaid) is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company. Mr. Culpepper disputes that he was terminated “for cause” and thus disputes that he owes the full $2,051,083 repayment amount under the Derivative Lawsuit Settlement.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville (the “Court”) against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleged that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleged that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to the Derivative Lawsuit Settlement that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Derivative Lawsuit Settlement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Derivative Lawsuit Settlement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. The Company established a reserve of $2,267,750 as of June 30, 2017 and December 31, 2016, which amount represents the amount the Company believed Dr. Dees owed to the Company as of those dates. Therefore, the Company alleged counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of the Derivative Lawsuit Settlement, unjust enrichment and punitive damages in this lawsuit. The Company sought an order that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company sought for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company also sought foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Derivative Lawsuit Settlement. The Court entered a default judgment against the Defendants on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dr. Dees. On July 25, 2017, the Court issued a Memorandum Opinion finding that the Company is entitled to receive total damages in the amount of $6,027,652, comprising compensatory damages for misappropriation of travel and expense funds, compensatory damages for Dr. Dees’ breach of the Derivative Lawsuit Settlement, and punitive damages, plus costs. There can be no assurance, however, that the Company will be able to recover any or all of the damages awarded to the Company. The Court also will enter a permanent injunction enjoining Dr. Dees from selling or dissipating assets until the judgment against him is satisfied.

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

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “for cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Derivative Lawsuit Settlement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of June 30, 2017 and December 31, 2016, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Mr. Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties are proceeding to arbitration, which will encompass both Mr. Culpepper’s claim for severance against Provectus and Provectus’ claims against Mr. Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The Complaint against BHS has been filed and served, an answer has been received and the parties are in the midst of discovery.

The RSM Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court of Mecklenburg County, North Carolina against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation and breach of fiduciary duty arising from accounting, internal auditing and consulting services provided by RSM to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company similarly alleges that Mr. Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company further alleges that had RSM provided competent accounting, internal audit and consulting services, it would have discovered Dr. Dees’ and Mr. Culpepper’s conduct at its inception and prevented the misuse of these and future funds. The Company has made a claim for damages against RSM in an amount in excess of $10 million. The Complaint against RSM has been filed and served, but no answer has been received.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to its business. The Company received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Dr. Dees. The Company also received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Mr. Culpepper. At this time, the staff’s investigation into these matters remains ongoing, and the Company is cooperating with the staff. The Company also has engaged in settlement negotiations with the staff but no agreement has been approved by the Commission at this time.

7. Subsequent Events

Convertible Notes Payable

On July 20, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principal amount of $300,000 in connection with Loans received by the Company for the same amount. See Note 2 – Liquidity and Financial Condition for the terms of the PRH Notes.

Warrant Exercise

Subsequent to June 30, 2017, an investor exercised a warrant to purchase 10,000 shares of common stock with an exercise price of $0.0533 per share. As a result, the Company issued 10,000 shares of common stock to the investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements, our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

Research and Development

Research and Development expenses increased by $373,786, or approximately 19%, from $2,004,962 for the three months ended June 30, 2016 to $2,378,748 for the three months ended June 30, 2017. Research and development costs of $2,378,748 for the three months ended June 30, 2017 included amortization of patents of $167,780, payroll of $86,538, consulting and contract labor of $1,861,937, legal of $125,858, insurance of $76,047, lab supplies and pharmaceutical preparations of $4,575, rent and utilities of $18,716, depreciation expense of $6,791 and conference expenses of $30,505. Research and development costs of $2,004,962 for the three months ended June 30, 2016 included patent amortization expense of $167,780, payroll of $214,088, consulting and contract labor of $1,451,745, legal of $64,455, insurance of $57,532, lab supplies and pharmaceutical preparations of $21,876, rent and utilities of $23,990, and depreciation expense of $3,496. The increase was due primarily to the increase of consulting and contract labor of approximately $410,000, which was primarily due to startup costs for new clinical sites in 2017 as well as an overall increase in the number of sites as compared to the 2016 period, partially offset by a decrease in payroll expense of approximately $128,000, which was primarily due to reduced salary and other benefits associated with the departure of certain of our executives in 2016.

General and Administrative

General and administrative expenses decreased by $2,115,728, or approximately 70%, from $3,039,874 for the three months ended June 30, 2016 to $924,146 for the three months ended June 30, 2017. The decrease was due primarily to (i) decreased legal expenses of approximately $1.2 million due to a decline in investigations and litigation as well as the receipt of a credit memo against legal services in the amount of approximately $338,000 during the second quarter of 2017, (ii) an approximate $693,000 decrease in professional fees due to the termination and reduction in scope of certain vendor services contracts, (iii) an approximate $138,000 decrease in payroll expense which was due primarily to reduced salary and other benefits associated with the departure of certain of our executives in 2016, and (iv) an approximate $224,000 decrease in travel and conference expenses due to decreased travel participation.

Investment Income

Investment income is immaterial for all periods presented.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Research and Development

Research and Development expenses decreased by $180,625, or approximately 4%, from $4,412,946 for the six months ended June 30, 2016 to $4,232,321 for the six months ended June 30, 2017. Research and development costs of $4,232,321 for the six months ended June 30, 2017 included patent amortization expense of $335,560, payroll of $179,487, consulting and contract labor of $3,241,736, legal of $225,783, insurance of $153,888, lab supplies and pharmaceutical preparations of $14,451, rent and utilities of $37,940, depreciation expense of $9,422 and conference expenses of $34,054. Research and development costs of $4,412,946 for the six months ended June 30, 2016 included patent amortization expense of $335,560, payroll of $531,141, consulting and contract labor of $3,187,874, legal of $146,410, insurance of $111,795, lab supplies and pharmaceutical preparations of $39,743, rent and utilities of $53,431, and depreciation expense of $6,992.

The decrease was due primarily to decreased payroll expense of approximately $352,000, which was primarily due to reduced salary and other benefits associated with the departure of certain of our executives in 2016, partially offset by an increase in legal expenses of approximately $79,000, which were related to fees incurred on new patents and patent applications during 2017.

General and Administrative

General and administrative expenses decreased by $5,670,360, or approximately 62%, from $9,139,106 for the six months ended June 30, 2016 to $3,468,746 for the six months ended June 30, 2017. The decrease was primarily due to (i) an approximate $2.7 million decrease in warrant incentive expense which was recorded in the 2016 period, (ii) an approximate $1.3 million decrease in professional fees due to the termination and reduction in scope of certain vendor services contracts, (iii) decreased legal expenses of approximately $820,000 due to a decline in investigations and litigation as well as the receipt of a credit memo in the amount of approximately $338,000 during the second quarter of 2017, (iv) an approximate $312,000 decrease in payroll expense which was primarily due to reduced salary and other benefits associated with the departure of certain of our executives in 2016, and (v) an approximate $570,000 decrease in travel and conference expenses due to decreased travel and participation.

Investment Income

Investment income is immaterial for all periods presented.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $1,127,834 at June 30, 2017, compared with $1,165,738 at December 31, 2016. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $212,907,737 as of June 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued.

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

The 2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which the PRH Group will use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”). As of June 30, 2017, the Company had received aggregate Loans (as defined below) of $5,550,000 in connection with the 2017 Financing. Subsequent to June 30, 2017, the Company received aggregate Loans of $300,000 in connection with the 2017 Financing.

The 2017 Financing is in the form of a secured convertible loan (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan is evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note contains the following provisions:

(i)	It is secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii)	The Loan bears interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii)	The Loan proceeds are held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv)	The PRH Notes, including interest and principal, shall be due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the PRH Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from April 2, 2019 to the twenty-four (24) month anniversary of the funding of the Final Tranche, depending on the specific PRH Note. In the event there is a change of control of the Company’s board of directors (the “Board”) as proposed by any person or group other than the Investors, the term of the PRH Notes will be accelerated and all amounts due under the PRH Notes will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amount of the PRH Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18-month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

As of June 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2017.

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

NYSE Delisting

On October 13, 2016, the Company received notice from NYSE MKT that NYSE MKT commenced delisting procedures and immediately suspended trading in the Company’s common stock and class of warrants that was listed on NYSE MKT (“Listed Warrants”) and on October 17, 2016, our common stock began trading on the OTCQB Marketplace. On October 20, 2016, the Company submitted a request for a review of such delisting determination and on November 10, 2016, the Company submitted to the Listing Qualifications Panel its written submission in connection with its appeal. In addition, on November 23, 2016, the Company received notice from NYSE MKT stating that the Company was not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $3.5 million.

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017. On April 21, 2017, the NYSE MKT filed a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”), notifying the SEC of the NYSE MKT’s intention to remove the Company’s shares of common stock and Listed Warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock and Listed Warrants continue to trade on the OTCQB following the delisting from the NYSE MKT under the trading symbols “PVCT” and “PVCTWS,” respectively. The Company can provide no assurance that its common stock and Listed Warrants will continue to trade on the OTCQB in the future, however.

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

The primary business objective of Management is to build the Company into a fully integrated biotechnology company. However, the Company cannot assure you that they will be successful in co-developing or licensing PV-10,  PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company, entering into any equity transaction, or selling a majority stake of the OTC and other non-core assets via a spin-out transaction and licensing our existing non-core products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our long-term requirements in 2017 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placements, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We had no holdings of financial or commodity instruments as of June 30, 2017, other than cash and cash equivalents, short-term deposits, money market funds, and interest-bearing investments in U.S. governmental debt securities. We have accounted for certain warrants issued in March and April 2010, January 2011, February 2013 and August 2016 as liabilities at their fair value upon issuance, which were remeasured at each period end with the change in fair value recorded in the statement of operations. All such warrants had de minimis value as of June 30, 2017.

All of our business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have not had a significant impact on us, and they are not expected to have a significant impact on us in the foreseeable future. The formation of our Australian subsidiary is initially for the purpose of enabling lower research and clinical developments costs in Australia and will not impact our financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president (principal executive officer) and interim chief financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our president (principal executive officer) and interim chief financial officer have concluded that our disclosure controls and procedures are not effective.

(b) Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at December 31, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our remediation plan is still in process and as such, these material weaknesses continued to exist at June 30, 2017.

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

A subsequent investigation conducted by a special committee of the Board of Directors regarding Mr. Culpepper’s travel expenses concluded that Mr. Culpepper, our former Interim Chief Executive Officer and Chief Operating Officer and former Chief Financial Officer, did not produce receipts and/or proof of travel for certain travel expense advances he received.

Remediation

Completion of our remediation plan is still in process and, as such, most of these material weaknesses continued to exist at June 30, 2017 and as of the date of this filing. We have put in place more clearly defined and tighter controls, including a clear process for limiting, approving, and documenting travel advances and expenses, and appropriately managing them. Specifically, we have:

●	Adopted a control enhancement to require the provision of all invoice copies along with the check register for appropriate approval, including all travel reimbursements separately approved;

●	Established a policy so travel advances are no longer permitted;

●	Implemented a more formal and detailed travel and expense reimbursement policy; and

●	Rolled out a quarterly financial close checklist.

In addition, we have replaced the independent consulting group previously utilized by prior management to aid in our documentation and testing of internal controls over financial reporting and appointed John R. Glass as our Interim Chief Financial Officer to assist in the organization and strategic operation of the Company as to its procedures and daily operations of the Company. We are also in the process of implementing many of the other recommendations made by counsel to the Audit Committee to remediate these issues, including the identification and recruitment of a permanent Chief Executive Officer and any other positions necessary, such as a controller. We believe the foregoing actions will continue to improve our internal control over financial reporting as well as our disclosure controls and procedures. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by our management to remediate the material weaknesses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as described below, we are not involved in any legal proceedings nor are we party to any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville (the “Court”) against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleged that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleged that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Derivative Lawsuit Settlement”) that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Derivative Lawsuit Settlement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Derivative Lawsuit Settlement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. Therefore, the Company alleged counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of Derivative Lawsuit Settlement, unjust enrichment and punitive damages in this lawsuit. The Company sought that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company sought for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company also sought foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Derivative Lawsuit Settlement. The Court entered a default judgment against the Defendants on July 20, 2016; however, the Company cannot predict when these shares will be recovered by the Company. The Court issued a Temporary Restraining Order upon the Company’s application for same upon notice that Dr. Dees was attempting to sell his shares of the Company’s common stock. The Temporary Restraining Order was converted to a Preliminary Injunction on September 16, 2016. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dr. Dees for April 26, 2017. On July 25, 2017, the Court issued a Memorandum Opinion finding that the Company is entitled to receive total damages in the amount of $6,027,652, comprising compensatory damages for misappropriation of travel and expense funds, compensatory damages for Dr. Dees’ breach of the Derivative Lawsuit Settlement, and punitive damages, plus costs. There can be no assurance, however, that the Company will be able to recover any or all of the damages awarded to the Company. The Court also will enter a permanent injunction enjoining Dr. Dees from selling or dissipating assets until the judgment against him is satisfied.

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

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Under section 6 of the Culpepper Employment Agreement, “Effect of Termination,” a termination “for cause” terminates any payments due to Mr. Culpepper as of the last day of his employment. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement, such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Derivative Lawsuit Settlement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and intends to resolve these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of June 30, 2017, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the parties participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties are proceeding to arbitration, which will encompass both Mr. Culpepper's claim for severance against Provectus and Provectus' claims against Mr. Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The Complaint against BHS has been filed and served, an answer has been received and the parties are in the midst of discovery.

The RSM Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court of Mecklenburg County, North Carolina against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation and breach of fiduciary duty arising from accounting, internal auditing and consulting services provided by RSM to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company similarly alleges that Mr. Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company further alleges that had RSM provided competent accounting, internal audit and consulting services, it would have discovered Dr. Dees’ and Mr. Culpepper's conduct at its inception and prevented the misuse of these and future funds. The Company has made a claim for damages against RSM in an amount in excess of $10 million. The Complaint against RSM has been filed and served, but no answer has been received.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to its business. The Company received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Dr. Dees. The Company also received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Mr. Culpepper. At this time, the staff’s investigation into these matters remains ongoing, and the Company is cooperating with the staff. The Company also has engaged in settlement negotiations with the staff but no agreement has been approved by the Commission at this time.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Term Sheet for 2017 Financing” is incorporated herein by reference. The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Secured Convertible Promissory Note between the Company and Cal Enterprises LLC, dated April 3, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.2	Amended and Restated Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated April 3, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.3	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.4	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.5	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 20, 2017).

10.6**	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 9, 2017	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

By:	/s/ John R. Glass
John R. Glass
Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Secured Convertible Promissory Note between the Company and Cal Enterprises LLC, dated April 3, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.2	Amended and Restated Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated April 3, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.3	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.4	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed on April 4, 2017).

10.5	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 20, 2017).

10.6**	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

