Form 10-Q
period 2017-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2017-11-08
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 7, 2017, was 370,737,143.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016), and the following:

●     our potential receipt of sales from investigational drug products PV-10 and PH-10, transaction fees, licensing and royalty payments, and/or payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to our investigational drug products, and/or drug substance Rose Bengal;

●     our ability to raise additional capital; and

●     our ability to close on additional tranches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$208,281	$1,165,738
Short-term receivable - settlement	-	300,000
Prepaid expenses	325,423	360,562

Total Current Assets	533,704	1,826,300

Equipment and furnishings, less accumulated depreciation of $33,081 and $464,140, respectively	85,172	72,033
Patents, net of accumulated amortization of $9,977,317 and $9,473,978, respectively	1,738,127	2,241,467
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	1,039,769	1,015,710
Total Assets	$3,852,272	$5,611,010

Liabilities and Stockholders’ (Deficiency) Equity

Current Liabilities:
Accounts payable - trade	$3,551,979	$1,919,870
Other accrued expenses	509,086	221,956

Total Current Liabilities	$4,061,065	$2,141,826

Convertible notes payable	3,100,000	-
Convertible notes payable - related parties	4,000,000	-

Total Liabilities	11,161,065	2,141,826
Commitments and contingencies
Stockholders' (Deficiency) Equity:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 and 8,600 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $3,500 and $301,000 at September 30, 2017 and December 31, 2016, respectively	-	9
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 370,737,143 and 364,773,297 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	370,737	364,773
Additional paid-in capital	208,339,700	208,327,822
Accumulated deficit	(216,019,230)	(205,223,420)
Total Stockholder's (Deficiency) Equity	(7,308,793)	3,469,184
Total Liabilities and Stockholders' (Deficiency) Equity	$3,852,272	$5,611,010

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Expenses:
Research and development	$2,390,061	$2,461,407	$6,622,382	$6,874,353
General and administrative	728,943	3,315,555	4,197,689	12,454,661

Total Operating Loss	(3,119,004)	(5,776,962)	(10,820,071)	(19,329,014)

Investment income	7,511	318	24,261	1,985
Public offering issuance expense	-	(436,248)	-	(436,248)
Gain on change in fair value of warrant liability	-	336,649	-	336,649

Net Loss	(3,111,493)	(5,876,243)	(10,795,810)	(19,426,628)

Dividend paid-in kind to preferred shareholders	(50)	(2,257,432)	(14,107)	(2,257,432)
Deemed dividend	-	(726,989)	-	(726,989)

Net Loss Applicable to Common Shareholders	$(3,111,543)	$(8,860,664)	$(10,809,917)	$(22,411,049)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.04)	$(0.03)	$(0.10)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	370,546,735	222,959,570	368,722,485	213,722,977

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(10,795,810)	$(19,426,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,500	9,926
Amortization of patents	503,340	503,340
Warrant incentive expense	-	2,718,407
Issuance of stock for services	-	20,163
Public offering issuance expense	-	436,248
Gain on change in fair value of warrant liability	-	(336,649)
Changes in operating assets and liabilities
Settlement receivable	275,941	386,226
Other current assets	35,139	(146,030)
Accounts payable - trade	1,799,409	(400,931)
Accrued settlement expense	-	(1,850,000)
Other accrued expenses	287,130	161,532

Net Cash Used In Operating Activities	(7,882,351)	(17,924,396)

Cash Flows From Investing Activities
Purchase of fixed assets	(25,639)	-
Net Cash Used In Operating Activities	(25,639)	-

Cash Flows From Financing Activities
Gross proceeds from sales of convertible preferred stock and warrants	-	6,000,000
Payment of offering costs in connection with August 2016 financing	-	(711,470)
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	-	3,635,040
Proceeds from issuance of convertible notes payable	2,950,000	-
Proceeds from issuance of convertible notes payable - related party	4,000,000	-
Proceeds from exercise of warrants	533	-
Net Cash Provided By Financing Activities	6,950,533	8,923,570

Net Change In Cash and Cash Equivalents	(957,457)	(9,000,826)

Cash and Cash Equivalents, Beginning of Period	1,165,738	14,178,902

Cash and Cash Equivalents, End of Period	$208,281	$5,178,076

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$3,987	$31,066
Dividend paid-in kind to preferred shareholders	$1,595	$-
Contractual dividends on preferred stock	$-	$729,989
Issuance in-kind of preferred stock dividends	$14,107	$2,257,432
Common stock issued in satisfaction of trade debt	$17,300	$-
Notes payable issued in satisfaction of trade debt	$150,000	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation, together with its subsidiaries (“Provectus” or the “Company”), is a biotechnology company developing pharmaceutical drug products based on halogenated xanthenes, such as Rose Bengal, for the treatment of solid tumor cancers in adults as well as pediatric cancers, and inflammatory dermatoses for dermatology in both adults and children. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop, license and/or commercialize the Company’s investigational drug products.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2017.

2. Liquidity and Financial Condition

The Company’s cash and cash equivalents were $208,281 at September 30, 2017, compared with $1,165,738 at December 31, 2016. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan of developing, licensing and/or commercializing its investigational drug products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop, license and/or commercialize its investigational drug products, and/or raise additional capital.

The 2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “Term Sheet”) that set forth the terms on which the PRH Group would use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”).

As of September 30, 2017, the Company had received aggregate Loans (as defined below) of $7,100,000 in connection with the 2017 Financing. See Note 4 – Convertible Notes Payable. Subsequent to September 30, 2017, the Company received aggregate Loans of $2,150,000 in connection with the 2017 Financing. See Note 7 – Subsequent Events.

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

(iv)

The PRH Notes, including interest and principal, are due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the PRH Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from April 2, 2019 to the twenty-four (24) month anniversary of the funding of the Final Tranche, depending on the specific PRH Note. In the event there is a change of control of the Company’s board of directors (the “Board”) as proposed by any person or group other than the Investors, the term of the PRH Notes will be accelerated and all amounts due under the PRH Notes will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan will be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock to be designated by the Board, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amounts of the PRH Notes and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 24-month anniversary of the funding of the Final Tranche of the 2017 Financing subject to certain exceptions.

As of September 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of September 30, 2017.

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

The primary business objective of Management is to build the Company into a fully integrated global biotechnology company. However, the Company cannot assure you that they will be successful in co-developing or licensing PV-10, PH-10, or any other halogenated xanthene-based drug candidate developed by the Company or entering into any equity transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2017 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017. On April 21, 2017, the NYSE MKT filed a Form 25 with the SEC, notifying the SEC of the NYSE MKT’s intention to remove the Company’s shares of common stock and Listed Warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended. The Company’s common stock and Listed Warrants continue to trade on the OTCQB following the delisting from the NYSE MKT under the trading symbols “PVCT” and “PVCTWS,” respectively. However, the Company can provide no assurance that its common stock and Listed Warrants will continue to trade on the OTCQB in the future.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is re-measured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating ASU 2017-11 and its impact on its condensed consolidated financial statements.

4. Convertible Notes Payable

Convertible Notes Payable – Related Parties

On February 21, 2017, the Company issued a promissory note in favor of Eric A. Wachter, Ph.D., the Company’s Chief Technology Officer (“Wachter”), evidencing an unsecured loan from Wachter to the Company in the original principal amount of up to $2,500,000 (the “Wachter Note”). Interest accrues on the outstanding balance of the Wachter Note at six percent (6%) per annum calculated on a 360-day basis. As of March 31, 2017, the Company had borrowed the entire $2,500,000 principal amount under the Wachter Note. The Company evaluated the terms of the Wachter Note and determined that since the conversion price is not yet fixed and will be based upon the price per New Security (as defined in the Wachter Note) issued upon the completion of a future Qualified Equity Financing (as defined in the Wachter Note), that the measurement of a beneficial conversion feature cannot be completed. On April 3, 2017, the Wachter Note was amended and restated in order to modify its terms to mirror the PRH Notes and to convert the Wachter Note into the 2017 Financing. The Company accounted for the amendment as a debt modification. There was no material impact as a result of applying debt modification accounting.

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2,500,000. As of September 30, 2017, the Company had borrowed $1,500,000 under this note.

Convertible Notes Payable – Non-Related Parties

During the three months ended September 30, 2017, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $550,000, of which, $150,000 was issued in satisfaction of trade debt. As of September 30, 2017, the Company had borrowed $3,100,000 under these notes.

See Note 2 – Liquidity and Financial Condition for the terms of the PRH Notes. As of September 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of September 30, 2017.

5. Stockholders’ Deficiency

Conversion of Series B Preferred Stock

During the nine months ended September 30, 2017, holders converted 8,500 shares of Series B Preferred Stock into 3,986,676 shares of common stock such that they were entitled to dividends, including a make-whole payment, that the Company elected to pay in shares of common stock. As a result, the Company issued 1,594,670 shares of common stock related to the Series B Preferred Stock dividends during the nine months ended September 30, 2017. The Company recorded aggregate dividends paid in kind of $14,107 during the nine months ended September 30, 2017.

Exercise of Warrants

During the three months ended September 30, 2017, a warrant holder exercised a warrant to purchase 10,000 shares of common stock at a price of $0.053 per share. In connection with the exercise, the Company received $533.

Issuance of Common Stock

During the three months ended September 30, 2017, the Company issued an aggregate of 372,500 shares of restricted unregistered common stock at an average price of $0.046 per share in satisfaction of accounts payable of $17,300.

6. Litigation

Kleba Shareholder Derivative Lawsuit

On June 6, 2014, the Company, in its capacity as a nominal defendant, entered into a Stipulated Settlement Agreement and Mutual Release (the “Derivative Lawsuit Settlement”) in the shareholder derivative lawsuit filed by Glenn Kleba, derivatively on behalf of the Company, and later amended to include Don B. Dale as a plaintiff, in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees, Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”), which alleged (i) breach of fiduciary duties; (ii) waste of corporate assets; and (iii) unjust enrichment. Under the terms of the Derivative Lawsuit Settlement, among other things, the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Derivative Lawsuit Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Derivative Lawsuit Settlement. Under the Derivative Lawsuit Settlement, Messrs. Fuchs and Smith and Dr. McMasters have each agreed to pay the Company $25,000 in cash, subject to reduction by such amount that the Company’s insurance carrier pays to the Company on behalf of such defendant pursuant to such defendant’s directors and officers liability insurance policy.

On July 24, 2014, the Court approved the terms of the Derivative Lawsuit Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. As of September 30, 2017 and December 31, 2016, the net amount of the receivable of $455,500 is reported as non-current assets on the condensed consolidated balance sheets.

On October 3, 2014, the Derivative Lawsuit Settlement was effective and an aggregate of 2,800,000 stock options for Dr. Dees, Dr. Scott and Mr. Culpepper were rescinded. A total of $1,816,667 had been repaid by the Executives as of September 30, 2017. The remaining cash settlement amounts will continue to be repaid to the Company with the final payment to be received by October 3, 2019. The remaining balance of the Executives’ repayment due the Company as of September 30, 2017 is $1,039,770, including a reserve for uncollectibility of $1,549,043 in connection with the resignation of Dr. Dees, the Company’s former Chairman and Chief Executive Officer, and termination of Mr. Culpepper, the Company’s former Chief Financial Officer and Chief Operating Officer, and former interim Chief Executive Officer following Dr. Dees’ resignation, with a present value discount remaining of $57,623. As a result of his resignation, Dr. Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dr. Dees pursuant to the Derivative Lawsuit Settlement less the $200,000 that he repaid), plus Dr. Dees’ proportionate share of the litigation costs, is immediately due and payable. The Company sent Dr. Dees a notice of default in March 2016 for the total amount he owes the Company. On July 25, 2017, the United States District Court for the Eastern District of Tennessee at Knoxville issued a Memorandum Opinion finding, among other findings, that the Company is entitled to receive total damages in the amount of $6,027,652, including $2,494,525 for Dr. Dees’ breach of the Derivative Lawsuit Settlement. See Dees Collection Lawsuit below. As a result of his termination “for cause,” Mr. Culpepper is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,051,083 (the total $2.24 million owed by Mr. Culpepper pursuant to the Derivative Lawsuit Settlement plus Mr. Culpepper’s proportionate share of the litigation cost of $227,750 less the $416,667 that he repaid) is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company. Mr. Culpepper disputes that he was terminated “for cause” and thus disputes that he owes the full $2,051,083 repayment amount under the Derivative Lawsuit Settlement. See Culpepper Travel Expenses and Related Collection Efforts below.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville (the “Court”) against Dr. Dees and his wife, Virginia Godfrey (together with Dr. Dees, the “Defendants”). The Company alleged that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleged that Dr. Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dr. Dees are parties to the Derivative Lawsuit Settlement that was negotiated to resolve certain claims asserted against Dr. Dees derivatively. Pursuant to the terms of the Derivative Lawsuit Settlement, Dr. Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dr. Dees still owed the Company $2,267,750 under the Derivative Lawsuit Settlement. Dr. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. The Company established a reserve of $2,267,750 as of September 30, 2017 and December 31, 2016, which amount represents the amount the Company believed Dr. Dees owed to the Company as of those dates. Therefore, the Company alleged counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of the Derivative Lawsuit Settlement, unjust enrichment and punitive damages in this lawsuit. The Company sought an order that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company sought for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dr. Dees in the Company’s favor. The Company also sought foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dr. Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dr. Dees and the Company in order to secure Dr. Dees’ obligations under the Derivative Lawsuit Settlement. The Court entered a default judgment against the Defendants on July 20, 2016. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dr. Dees. On July 25, 2017, the Court issued a Memorandum Opinion finding that the Company is entitled to receive total damages in the amount of $6,027,652, comprising compensatory damages for misappropriation of travel and expense funds, compensatory damages for Dr. Dees’ breach of the Derivative Lawsuit Settlement, and punitive damages, plus costs. There can be no assurance, however, that the Company will be able to recover any or all of the damages awarded to the Company. The Court also entered a permanent injunction enjoining Dr. Dees from selling or dissipating assets until the judgment against him is satisfied. On September 1, 2017, the Company filed a motion with the Court to appoint a receiver to sell 1,000,000 shares of the Company’s common stock held by Dr. Dees and pledged as security pursuant to the Derivative Lawsuit Settlement, and to remit the proceeds of this sale to the Company.

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Company’s Board of Directors unanimously voted to terminate Mr. Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including interim Chief Executive Officer and Chief Operating Officer of the Company, “for cause”, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Mr. Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by a Special Committee of the Board of Directors regarding improper travel expense advancements and reimbursements to Mr. Culpepper.

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

Under the terms of the Culpepper Employment Agreement, Mr. Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Mr. Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Mr. Culpepper pursuant to the Derivative Lawsuit Settlement plus Mr. Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Mr. Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of resolving these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of September 30, 2017 and December 31, 2016, which amount represents the amount the Company currently believes Mr. Culpepper owes to the Company, while the Company pursues collection of this amount.

Mr. Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Mr. Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties are proceeding to arbitration, under the commercial rules of the American Arbitration Association, which will include, among other claims, both Mr. Culpepper’s claim for severance against Provectus and Provectus’ claims against Mr. Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dr. Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dr. Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The complaint against BHS has been filed and served, an answer has been received, and the parties are in the midst of discovery.

The RSM Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court of Mecklenburg County, North Carolina against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation and breach of fiduciary duty arising from accounting, internal auditing and consulting services provided by RSM to the Company. The Company alleges that between 2013 and 2015, Dr. Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dr. Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company similarly alleges that Mr. Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company further alleges that had RSM provided competent accounting, internal audit and consulting services, it would have discovered Dr. Dees’ and Mr. Culpepper’s conduct at its inception and prevented the misuse of these and future funds. The Company has made a claim for damages against RSM in an amount in excess of $10 million. The Complaint against RSM has been filed and RSM has moved to dismiss the Complaint. The parties are briefing this motion and expect it to be argued to the Court in the next 60 days.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to its business. The Company received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Dr. Dees. The Company also received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Mr. Culpepper. At this time, the staff’s investigation into these matters remains ongoing, and the Company is cooperating with the staff. The Company also has engaged in settlement negotiations with the staff but no agreement has been approved by the Commission at this time, and there can be no assurance that a settlement will be reached.

7. Subsequent Events

Convertible Notes Payable

Subsequent to September 30, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principal amount of $1,150,000 in connection with Loans received by the Company for the same amount. See Note 2 – Liquidity and Financial Condition for the terms of the PRH Notes.

In addition, the Company received the remaining $1,000,000 in funding available under the Cal Enterprises LLC note, such that $2,500,000 of principal is now outstanding under the note.

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

Overview of Core Technologies

The Company is a biopharmaceutical company developing investigational drug products based on Rose Bengal and related halogenated xanthenes for the treatment of solid tumor cancers in adults as well as pediatric cancers (i.e., intralesional PV-10), and inflammatory dermatoses for dermatology in both adults and children (i.e., topical PH-10).

The Company is innovating a different approach to treating cancer by developing the first small molecule oncolytic immunotherapy. Delivered by intralesional injection (i.e., injection into a cancerous tumor), PV-10 can act locally, causing oncolytic destruction of injected tumors. The local immunogenic cell death then has the potential to engage the adaptive immune system for a systemic, or global, effect. By harnessing the immune system in this way, PV-10 may enable patients to achieve immunity to their cancer. PH-10, delivered topically to affected skin, shares some similar mechanistic themes.

The Company’s approach to drug development is centered around designing clinical studies for success based on science and medicine, rather than supporting the broadest possible label at the outset. We have bifurcated our overall clinical development program into two complementary and related paths based on the features of our investigational drugs and their rational applicability and relevancy to different patient populations. In cancer, for example, we believe PV-10 has important implications as a single agent for earlier stages of disease (i.e., Stage III or earlier), while combination of PV-10 with other classes of therapy or therapeutic agent is more appropriate for more advanced stages (i.e., Stage IV). Our ongoing preclinical and clinical work in melanoma, cancers of the liver, pancreatic cancer, and pediatric cancers, follow this approach.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

Research and Development

Research and Development expenses decreased by $71,346, or approximately 3%, from $2,461,407 for the three months ended September 30, 2016 to $2,390,061 for the three months ended September 30, 2017. Research and development costs of $2,390,061 for the three months ended September 30, 2017 included amortization of patents of $167,780, payroll of $215,705, consulting and contract labor of $1,790,622, legal of $129,001, insurance of $75,073, lab supplies and pharmaceutical preparations of $7,820, rent and utilities of $982, and depreciation expense of $3,078. Research and development costs of $2,461,407 for the three months ended September 30, 2016 included patent amortization expense of $167,780, payroll of $206,563, consulting and contract labor of $1,866,360, legal of $109,828, insurance of $65,772, lab supplies and pharmaceutical preparations of $23,975, rent and utilities of $18,195, and depreciation expense of $2,934. The overall decrease was due primarily to lower consulting and contract labor of approximately $75,738 and an increase of other costs totaling $4,392.

General and Administrative

General and administrative expenses decreased by $2,586,611, or approximately 78%, from $3,315,555 for the three months ended September 30, 2016 to $728,944 for the three months ended September 30, 2017. The overall decrease was due primarily to (i) decreased legal expenses of approximately $1.2 million due to a decline in investigations and litigation as well as lower negotiated hourly rates, (ii) an approximate $828,034 decrease in professional fees due to the termination and reduction in scope of certain vendor services and contracts, (iii) an approximate $176,430 decrease in payroll expense, which was due primarily to reduced salary and other benefits associated with the departure of certain executives in 2016, (iv) an approximate $155,895 decrease in travel and conference expenses, and (v) an approximate $278,750 decrease in directors fees, and an increase of other costs totaling $34,263.

Investment Income

Investment income is immaterial for all periods presented.

Public Offering Issuance Expense

Public offering expense was $436,248 as a result of a public offering in the three months ended September 30, 2016, as compared to no expense in the 2017 period.

Gain on Change in Fair Value of Warrant Liability

The gain on change in fair value of warrant liability was $336,649 due to a change in the fair value of warrants that were issued in connection with our August 2016 public offering in the three months ended September 30, 2016, as compared to no expense in the 2017 period.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

Research and Development

Research and Development expenses decreased by $251,971, or approximately 4%, from $6,874,353 for the nine months ended September 30, 2016 to $6,622,382 for the nine months ended September 30, 2017. Research and development costs of $6,622,382 for the nine months ended September 30, 2017 included patent amortization expense of $503,340, payroll of $395,192, consulting and contract labor of $5,032,358, legal of $354,783, insurance of $228,961, lab supplies and pharmaceutical preparations of $22,272, rent and utilities of $38,922, conference expenses of $34,054, and depreciation expense of $12,500. Research and development costs of $6,874,353 for the nine months ended September 30, 2016 included patent amortization expense of $503,340, payroll of $737,704, consulting and contract labor of $5,054,234, legal of $256,238, insurance of $177,567, lab supplies and pharmaceutical preparations of $63,718, rent and utilities of $71,626, and depreciation expense of $9,926.

The overall decrease was due primarily to decreased payroll expense of approximately $342,512, which was due to reduced salary and other benefits associated with the departure of an executive in 2016, and $21,876 reduction in contractor labor, offset by increases in legal of $98,545 and $13,872 of other costs.

General and Administrative

General and administrative expenses decreased by $8,256,972, or approximately 66%, from $12,454,661 for the nine months ended September 30, 2016 to $4,197,689 for the nine months ended September 30, 2017. The overall decrease was due primarily to (i) an approximate $2,718,407 decrease in warrant incentive expense which was recorded in the 2016 period, (ii) an approximate $2,142,509 decrease in professional fees due to the termination and reduction in scope of certain vendor services and contracts, (iii) decreased legal expenses of approximately $1,922,763 due to a decline in investigations and litigation, as well as lower negotiated hourly rates, (iv) an approximate $684,828 decrease in payroll expense which was due primarily to reduced salary and other benefits associated with the departure of certain executives in 2016, (v) an approximate $496,979 decrease in travel and conference expenses, and (vi) an approximate $242,917 decrease in director’s fees and a decrease of other costs of $48,568.

Investment Income

Investment income is immaterial for all periods presented.

Public Offering Issuance Expense

Public offering expense was $436,248 as a result of a public offering in the nine months ended September 30, 2016, as compared to no expense in the 2017 period.

Gain on Change in Fair Value of Warrant Liability

The gain on change in fair value of warrant liability was $336,649 due to a change in the fair value of warrants that were issued in connection with our August 2016 public offering in the nine months ended September 30, 2016, as compared to no expense in the 2017 period.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $208,281 at September 30, 2017, compared with $1,165,738 at December 31, 2016. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $216,019,230 as of September 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued.

Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities, negotiating with significant vendors to reduce present and future obligations and obtaining other financing to fund its capital requirement and on-going operations, including the 2017 Financing discussed below; however, there can be no assurance the Company will be successful in these efforts. During 2017, we have successfully negotiated reductions, with respect to outstanding obligation, owed to certain of our vendors (who provide research and development services), and we expect to continue to pursue further settlements, in consideration of our cash constraints. We have also successfully negotiated substantial reductions in professional fees to be paid to other service providers. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Significant funds will be needed for the Company to continue to implement its business plan of developing, licensing and/or commercializing the Company’s investigational drug products.

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

As of September 30, 2017, the Company had received aggregate Loans (as defined below) of $7,100,000 in connection with the 2017 Financing. Subsequent to September 30, 2017, the Company received aggregate proceeds of $2,150,000 in connection with the 2017 Financing.

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

(vi)	Notwithstanding (v) above, the principal amount of the PRH Note and the interest payable under the Loan will automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 24-month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions.

As of September 30, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of September 30, 2017.

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

The hearing before the Listing Qualifications Panel occurred on January 25, 2017. On January 31, 2017, the Company received notice from the Listing Qualifications Panel that it affirmed NYSE MKT’s original determination to delist the Company’s common stock and Listed Warrants. On February 14, 2017, the Company submitted a request for the Committee for Review to reconsider the Listing Qualification Panel’s decision. The Committee for Review considered the Company’s request for review on March 30, 2017. On April 21, 2017, the NYSE MKT filed a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”), notifying the SEC of the NYSE MKT’s intention to remove the Company’s shares of common stock and Listed Warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock and Listed Warrants continue to trade on the OTCQB following the delisting from the NYSE MKT under the trading symbols “PVCT” and “PVCTWS,” respectively. The Company can provide no assurance that its common stock and Listed Warrants will continue to trade on the OTCQB in the future.

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

The primary business objective of Management is to build the Company into a fully integrated biotechnology company. However, the Company cannot assure you that it will be successful in implementing its business plan of developing, licensing and/or commercializing the Company’s investigational drug products. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2017 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4. CONTROLS AND PROCEDURES.

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at September 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of internal controls over financial reporting at December 31, 2016 identified certain material weaknesses, as detailed in our 2016 Form 10-K. As of the filing date of this Quarterly Report, we have completed our remediation of certain deficient internal controls, including:

●	Our new directors and officers have reestablished an appropriate “tone at the top” that is conducive to the proper designing, and functioning of a system of internal control.

●	Enhanced the design and functioning of controls over:

-	period-end financial reporting, including the implementation of a quarterly financial close checklist;

-	disclosure processes, including the establishment of a Disclosure Committee that meets quarterly in advance of the filing of our Quarterly and Annual Reports;

-	the information technology environment; and

-	travel and entertainment expenditures.

●	Added procedures designed to improve the evidencing of (i) transaction approvals; and (ii) certain review functions.

●	Improved the segregation of duties by adding a controller to the finance function of the Company.

Since these remediation measures have not been in place and tested for a sufficient period of time, we are not yet in a position to conclude that our disclosure controls and procedures and our internal controls over financial reporting are now effective, but that is our near-term goal.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

Inherent Limitations on Effectiveness of Controls

Even assuming the effectiveness of our controls and procedures, our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. In general, our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part 1, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 6 – Litigation.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

The information above under “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The 2017 Financing” is incorporated herein by reference.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

Exercise of Warrants

During the quarter ended September 30, 2017, a warrant holder exercised a warrant to purchase 10,000 shares of common stock at a price of $0.053 per share or $533.00.

Issuance of Common Stock in Payment of Trade Debt

Also during the quarter ended September 30, 2017, the Company issued 372,500 shares of restricted unregistered common stock at an average price of $0.046 per share or $17,300 to holders in settlement of trade debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 8, 2017	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

	By:	/s/ John R. Glass
John R. Glass
Interim Chief Financial Officer (Principal Financial Officer)

