Form 10-K
period 2017-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2018-03-23
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36457

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10025 Investment Drive, Suite 250, Knoxville, TN 37932

(Address of principal executive offices) (Zip Code)

866-594-5999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 was $11,013,814 (computed on the basis of $0.031 per share).

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of March 16, 2018 was 378,888,190.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our anticipated financial and operating results. Forward-looking statements reflect our management’s current assumptions, beliefs, and expectations. Words such as “anticipate,” “believe,” “estimate,” “seek,” “expect,” “intend,” “could,” “plan,” and similar expressions are intended to identify forward-looking statements. While we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the future results, performance, or achievements expressed in or implied by any forward-looking statement we make. Some of the relevant risks and uncertainties that could cause our actual performance to differ materially from the forward-looking statements contained in this report are discussed below under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We caution investors that these discussions of important risks and uncertainties are not exclusive, and our business may be subject to other risks and uncertainties which are not detailed there. Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”), and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS.

General

Provectus Biopharmaceuticals, Inc. (“Provectus” or “the Company”) is a clinical-stage biotechnology company developing a new class of drugs based on halogenated xanthenes, such as Rose Bengal (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein). Intralesional PV-10, the first small molecule oncolytic immunotherapy, which can induce immunogenic cell death, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal (“GI”) cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. For psoriasis, pathways significantly improved include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons.

Our approach to drug development comprises two related, complementary, clinical development program paths based on the features of our investigational drugs and their clinically rational applicability to different patient populations. In solid tumor cancers for adults, for example, we believe PV-10 has important implications as a single agent for earlier states of disease (i.e., locally advanced disease, or Stage III or earlier), while the combination of PV-10 with other classes of therapy or therapeutic agent (e.g., chemotherapy, immunotherapy, radiotherapy, targeted therapy) is more appropriate for more advanced disease states (i.e., widely metastatic disease, or Stage IV).

The table below sets forth our progress in developing our two investigational drug candidates and for the indications shown:

Product Pipeline

Oncology (PV-10)

Melanoma (single agent)

●	Ongoing Phase 3 study for locally advanced melanoma (Stage IIIB-IV M1a) (NCT02288897): expanded patient enrollment to Europe and Latin America in 2017

●	Completed Phase 1 and 2 studies (NCT00219843 and NCT00521053, respectively)

●	Orphan drug status for metastatic melanoma

Melanoma (combination therapy)

●	With Merck & Company’s checkpoint inhibitor KEYTRUDA® (pembrolizumab) – Ongoing Phase 1b/2 study for metastatic melanoma (Stage IV M1a-c) (NCT02557321): Reported preliminary Phase 1b data at the Society for Melanoma Research Congress in October 2017

●	With radiotherapy – Investigator-initiated Phase 2 study data published in the Journal of Surgical Oncology in June 2017

Gastrointestinal Cancers (single agent)

●	Ongoing Phase 1 basket study of hepatocellular carcinoma (“HCC”) and other solid tumors metastatic to the liver (NCT00986661); reported updated Phase 1 data at both the Annual Symposium on Clinical Interventional Oncology (CIO) and Asian Pacific Association for the Study of the Liver (APASL) annual meetings in February 2017

●	Obtained orphan drug status for HCC

●	Ongoing Phase 1 study of symptomatic metastases of neuroendocrine tumors (“NETs”) to the liver (NCT02693067): Patient enrollment initiated in Australia in April 2017

●	Published preclinical mechanism of action data for colon cancer in Cell Death and Disease in February 2017

Pediatric Cancers

●	Ongoing preclinical assessment of pediatric cancer tumor cell lines by the Pediatric Oncology Experimental Therapeutics Investigators’ Consortium (POETIC)

Dermatology (PH-10)

Psoriasis

●	Completed Phase 2c randomized study of mild-to-moderate psoriasis (NCT01247818)

●	Completed Phase 2d mechanism of action study of mild-to-moderate psoriasis (NCT02322086) in June 2017; reported preliminary data at Psoriasis Gene to Clinic in November 2017

Atopic Dermatitis

●	Completed Phase 2 study of mild, moderate or severe atopic dermatitis (NCT00690807)

Oncology (PV-10)

We are developing PV-10, an injectable formulation of rose bengal disodium (Rose Bengal), for direct injection into tumors as an investigational oncolytic immunotherapy, where it may (a) destroy injected tumors (“oncolytic”) and (b) elicit an anti-tumor immune response via the adaptive immune system (“immunotherapy”).

Locally Advanced and Widely Metastatic Melanoma

Our pivotal Phase 3 randomized controlled trial of intralesional PV-10 as single-agent treatment for locally advanced cutaneous melanoma (Stage IIIB-IV M1a), compared to standard therapy (i.e., investigator’s choice of intralesional oncolytic viral therapy or systemic chemotherapy), opened to enrollment in 2015. During 2017, we recruited patients at trial sites in the U.S., Italy, and Germany, By the end of 2017, we had regulatory approval to open sites in France and Mexico, and also were in the process of opening sites there. The primary outcome measure of the study is progression-free survival assessed every 12 weeks for up to 18 months. Secondary outcome measures include complete response rate and its duration, and overall survival, all also assessed every 12 weeks up to 18 months. For those patients with more advanced melanoma that is not fully accessible to injection (Stage IV M1a-c), we are assessing PV-10 in combination with checkpoint inhibitor KEYTRUDA in a Phase 1b/2 clinical study. This study is the result of mechanism of action work on PV-10 showing that it may be complementary to checkpoint inhibition. Preliminary data from the Phase 1b study portion were reported at the Society for Melanoma Research annual meeting in Brisbane, Australia in October 2017. The data demonstrated no compounding of safety risk for the combination (the Phase 1b primary endpoint) and likely synergy of efficacy (the Phase 1b secondary endpoint).

Mechanism of action and other work previously reported by our research collaborators at Moffitt Cancer Center, in Tampa, Florida (Toomey et al., PLOS ONE 2013: 8(7); e68561, Liu et al., Oncotarget 2016; 7: 37893, and Pilon-Thomas et al., Journal for ImmunoTherapy of Cancer 2016; 4(Suppl 1): 73) and reported in February 2017 by our research collaborators at the University of Illinois at Chicago (Qin et al., Cell Death and Disease 2017; 8: e2584) indicate that PV-10 functions as an oncolytic immunotherapy in laboratory models of multiple tumor types: melanoma, breast carcinoma, colon cancer, and pancreatic cancer. Both groups of collaborators definitively classify PV-10 as an oncolytic immunotherapy capable of yielding immunogenic cell death, a primer for adaptive immunity, functioning via multiple immune effector cells, including CD8+ T cells, dendritic cells, and natural killer T cells. By the end of 2017, additional mechanism work was underway to assess the potential breadth of this immunotherapy capability.

In June 2017, results of a Phase 2 study of PV-10 used in combination with regional radiation therapy (“radiotherapy”) were published by our research collaborators at the Princess Alexandra Hospital in Brisbane, Australia (Foote et al., Journal of Surgical Oncology 2017; 115: 891). This investigator-initiated study concluded that the combination of PV-10 and radiotherapy resulted in lesion-specific, normal tissue-sparing ablation of disease. Safety data from this study were consistent with prior clinical trials and expanded access to PV-10 in melanoma.

In October 2017, we presented results of a quality of life study focused on patients with locally advanced cutaneous melanoma (the patient population eligible for enrollment in our Phase 3 melanoma study) at the International Society for Quality of Life Research (“ISOQOL”) annual conference.  A more detailed presentation of these data were published in December 2017 (Weitman et al., Melanoma Research 2017; Dec 19 Epub ahead of print). Using patient data elicited through semi-structured qualitative interviews, this work identified a core set of disease-related impacts experienced by patients, including worry/concern, altered clothing choices and limitations to physical functioning.

Gastrointestinal Cancers

During 2017, we continued our exploratory Phase 1 study of cancers of the liver at four regional centers in the U.S. (St. Luke’s University Health Network in Bethlehem, Pennsylvania, Florida Hospital Tampa in Tampa, Florida, Sharp Memorial Hospital in San Diego, California, and Vanderbilt University Medical Center in Nashville, Tennessee), and were preparing to add a fifth U.S. center (M.D. Anderson Cancer Center in Houston, Texas). This “basket study” enrolls patients with HCC and other tumor types that have metastasized to the liver. Patients are treated using percutaneous injection of PV-10 under image guidance into a single liver lesion; patients with multiple lesions may receive additional treatment cycles after initial safety follow-up. To date patients with HCC and liver metastases, including colorectal, lung, pancreatic, melanoma, ovarian, and breast, have been treated at the four regional centers. The fifth center, which is currently projected to enroll patients in the first half of 2018, will focus on uveal melanoma metastatic to the liver. We reported updated results from long-term follow-up of our initial patients at both the Annual Symposium on Clinical Interventional Oncology (CIO) in Hollywood, Florida and the Asian Pacific Association for the Study of the Liver (APASL) in Shanghai, China in February 2017, showing long-term survival for some study participants with HCC and metastatic colorectal tumors. The preclinical mechanism of action work reported by Qin et al. was consistent with clinical observations reported for patients with metastatic colorectal cancer participating in our Phase 1 basket study.

In 2016 we initiated a Phase 1 study to assess PV-10 as an oncolytic immunotherapy for patients with symptomatic metastases of NETs to their liver. This study was open to enrollment at a single center in Australia in 2017 and uses a treatment protocol comparable to that employed in the Phase 1 liver cancer basket study. Because the NET study is focused on a single tumor type, it includes radiologic (medical imaging), blood biomarker, and quality of life assessments specific to NETs. To date no data have been reported from this study.

Pediatric Cancers

In December 2016 we announced a joint research agreement with POETIC to investigate the potential of PV-10 for pediatric cancers. This collaboration involves National Cancer Institute-Designated Cancer Centers that are part of the POETIC group such as Memorial Sloan Kettering Cancer Center, Alberta Children’s Hospital, and other cancer centers. To date no data have been reported from this collaboration.

Dermatology (PH-10)

We are developing PH-10, an aqueous hydrogel formulation of rose bengal disodium, for topical administration to the skin for inflammatory dermatoses such as psoriasis and atopic dermatitis.

In January 2015, we commenced a mechanism of action study of PH-10 to characterize its immunologic signaling aspects, safety, and efficacy. The clinical portion of this study was completed in January 2016. Advanced immunologic profiling of clinical samples obtained from that work was completed in June 2017 and data were reported at Psoriasis Gene to Clinic in London, England in November 2017. These data demonstrated downregulation of more than 500 disease-related genes, including central “psoriasis-related” genes that were normalized to levels consistent with non-lesional skin, and established that PH-10 has a novel mechanism of action in inflammatory dermatoses.

Research and Development

Our approach to drug development is centered around designing clinical studies for success based on science and medicine, rather than supporting the broadest possible label at the outset. Our overall clinical development program comprises two complementary and related paths based on the features of our investigational drugs and their rational applicability and relevancy to different patient populations. In cancer, for example, we believe PV-10 has important implications as a single agent for earlier stages of disease (i.e., Stage III or earlier), while combination of PV-10 with other classes of therapy or therapeutic agents is appropriate for more advanced stages (i.e., Stage IV).

Research and development costs totaling $8,203,926 for 2017 included payroll of $509,615, consulting and contract labor of $6,407,863, lab supplies and pharmaceutical preparations of $147,272, conferences of $84,961, insurance of $310,432, rent and utilities of $56,798, and depreciation and amortization expense of $686,985.

Research and development costs totaling $8,212,390 for 2016 included payroll of $589,790, consulting and contract labor of $6,355,102, lab supplies and pharmaceutical preparations of $70,465, conferences of $172,436, insurance of $243,569, rent and utilities of $96,794, and depreciation and amortization expense of $684,234.

Intellectual Property

Patents

We hold a number of U.S. patents covering the technologies we have developed and are continuing to develop for the production of investigational drugs and other technologies. All patents material to an understanding of the Company are included and a cross reference to a discussion that explains the patent technologies and products is identified for each patent in the following table:

U.S. Patent No.	Title and Cross Reference	Issue Date	Expiration Date

6,331,286	Methods for high energy phototherapeutics; see discussion under Oncology in Description of Business	December 18, 2001	February 27, 2019

6,451,597	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	September 17, 2002	April 6, 2020

6,468,777	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	October 22, 2002	April 6, 2020

6,493,570	Method for improved imaging and photodynamic therapy; see discussion under Oncology in Description of Business	December 10, 2002	November 2, 2018

6,495,360	Method for enhanced protein stabilization for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	December 17, 2002	April 6, 2020

6,541,223	Method for enhanced protein stabilization and for production of cell lines useful production of such stabilized proteins; see discussion under Material Transfer Agreement in Description of Intellectual Property	April 1, 2003	April 6, 2020

6,986,740	Ultrasound contrast using halogenated xanthenes; see discussion under Oncology in Description of Business	January 17, 2006	August 3, 2019

6,991,776	Intracorporeal medicaments for high energy phototherapeutic treatment of disease; see discussion under Oncology in Description of Business	January 31, 2006	February 24, 2019

7,201,914	Combination antiperspirant and antimicrobial compositions; see discussion under Over-the-Counter Pharmaceuticals in Description of Business	April 10, 2007	May 15, 2024

7,338,652	Diagnostic Agents for Positron Emission Imaging; see discussion under Oncology in Description of Business	March 4, 2008	November 2, 2018

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease; see discussion under Dermatology in Description of Business	June 25, 2013	July 28, 2022

8,530,675	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	September 10, 2013	April 21, 2031

8,974,363	Topical medicaments for disease; see discussion under Dermatology in Description of Business	March 10, 2015	December 2, 2019

9,107,887	Combination therapy for cancer; see discussion under Oncology in Description of Business	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes; see discussion under Oncology in Description of Business	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	June 24, 2035

9,839,688	Combination of rose bengal and systemic immunomodulative Therapies for enhanced treatment of cancer	December 12, 2017	June 24, 2035

Competition

In general, the pharmaceutical and biotechnology industries are competitive, characterized by advances in products and technology. A number of companies have developed and continue to develop products that address the areas we have targeted. Some of these companies are pharmaceutical companies and biotechnology companies that are international in scope and very large in size; while others are small companies that have been successful in one or more areas we are targeting. Existing or future pharmaceutical, device, or other competitors may develop products that accomplish similar functions to our technologies in ways that may be less expensive, receive faster regulatory approval, or receive greater market acceptance than our products. Many of our competitors have been in existence for longer than we have. They have greater capital resources, broader internal structure for research, development, manufacturing and marketing, and may be further along in their respective product cycles.

Federal Regulation of Therapeutic Products

All of the prescription drug candidates we currently contemplate developing will require approval by the FDA prior to sales within the U.S. and by comparable international governmental healthcare regulatory agencies prior to sale outside the U.S. The FDA and comparable international agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products. These agencies and other entities regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety and effectiveness claims, labeling, storage, record keeping, approval, advertising, and promotion of our prescription drug candidates. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable.

The regulatory process required by the FDA, through which our prescription drug candidates must successfully pass before they may be marketed in the U.S., generally involves the following:

●	Pre-clinical laboratory and animal testing;

●	Submission of an application that must become effective before clinical trials may begin;

●	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication; and

●	FDA approval to market a given product for a given indication after the appropriate application has been filed.

For pharmaceutical products, pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential safety and efficacy of the product. Where appropriate (for example, for human disease indications for which there exist inadequate animal models), we will attempt to obtain preliminary data concerning safety and efficacy of prescription drug candidates using carefully designed human pilot studies. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval, and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards and delineated by the International Council on Harmonisation (ICH) Good Clinical Practice (GCP) standards.

If the FDA is satisfied with the results and data from pre-clinical tests, it will authorize human clinical trials. Human clinical trials traditionally are conducted in three sequential phases which may overlap. Each of the three phases involves testing and study of specific aspects of the effects of the investigational product on human subjects, including testing for safety, dosage tolerance, side effects, absorption, metabolism, distribution, excretion, and clinical efficacy.

Phase 1 clinical trials include the initial introduction of an investigational new drug into humans, or via a new route of administration or new organ system if previously investigated in humans. These studies are closely monitored and may be conducted in patients but may also be conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. While the FDA can cause us to end clinical trials at any phase due to safety concerns, Phase 1 clinical trials are primarily concerned with safety issues. We also attempt to obtain sufficient information about the drug candidate’s pharmacokinetics and pharmacological effects during Phase 1 clinical trials to permit the design of well-controlled, scientifically valid, Phase 2 studies.

Phase 1 studies also evaluate drug metabolism, structure-activity relationships, and the mechanism of action in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in Phase 1 studies varies with the drug but is generally in the range of 10 to 80.

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

Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2 and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually include several hundred to several thousand people.

We have established a core clinical development team and have been working with external and FDA-experienced consultants to assist us in developing product-specific development and approval strategies, preparing the required submittals, guiding us through the regulatory process, and providing input into the design and site selection of human clinical studies.

The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. The FDA or research institution conducting the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a prescription drug approval if we do not comply with pertinent regulatory requirements and standards or if problems are identified after the product reaches the market. If the FDA grants approval of a prescription drug candidate, the approval may impose limitations, including limits on the indicated uses for which we may market a drug product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved drug products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a drug product may result in restrictions on the product, including withdrawal from the market.

Marketing our prescription drug candidates abroad will require similar regulatory approvals by equivalent national authorities and is subject to similar risks. To expedite development, we may pursue some or all of our initial clinical testing and approval activities outside the U.S., and in particular in those countries where our prescription drug candidates may have substantial medical and commercial relevance. In some such cases, any resulting drug products may be brought to the U.S. after substantial offshore experience is gained. Accordingly, we intend to pursue any such development in a manner consistent with U.S. and ICH standards so that the resultant development data is maximally applicable for potential global approval.

Management Changes

On April 3, 2017, each of Alfred E. Smith, IV, Timothy C. Scott, PhD, and Kelly M. McMasters, MD notified the Company of their decision to resign from the Board effective immediately, and in connection therewith, the Board reduced the size of the Board to four directors. On April 3, 2017, the remaining Board appointed Dominic Rodrigues and Bruce Horowitz to the Board to fill two vacancies.

Employees

We currently have two employees, both of whom are full-time employees. We also currently engage independent contractors serving as an interim Chief Financial Officer (“CFO”), a chief operations consultant, a director of clinical operations, several clinical research associates, a project manager, an information technology manager, a controller, and a patient advocacy manager.

Available Information

Our website is located at www.provectusbio.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“the SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

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

We are a clinical-stage drug company, have no prescription drug products approved for commercial sale, have incurred substantial losses, and expect to incur substantial losses and negative operating cash flow for the foreseeable future.

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2017, we have incurred net losses of approximately $219 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we:

●	continue to develop and seek regulatory approval for our prescription drug candidates PV-10 and PH-10;

●	implement additional internal systems and infrastructure; and

●	hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2018 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2018 and beyond as we continue to develop and seek commercialization of our investigational drug product candidates. We intend to continue with the development of PH-10 on the basis of our expanding Phase 2 psoriasis and atopic dermatitis results.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. On March 19, 2017, we entered into an exclusive Definitive Financing Commitment Term Sheet with a group of our stockholders, which was amended and restated effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which such investors will use their best efforts to provide financing to the Company in the minimum amount of $10 million up to $20 million (the “2017 Financing”). In connection with our entry into the Term Sheet, on March 20, 2017, we announced the termination of our offering of subscription rights to our existing common stockholders and holders of our class of warrants with an exercise price of $0.85 expiring June 19, 2020 (the “Listed Warrants”) to purchase units (“Units”) consisting of shares of common stock and Series C Preferred Stock (the “Rights Offering”), without accepting any funds from investors. As of December 31, 2017, we have raised $9,456,000 through the 2017 Financing. We intend to acquire additional funding through the 217 Financing, and we may also seek capital from public or private equity or debt financings or other financing sources that may be available.

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

Subsequent to December 31, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principle amount of $1,356,000 in connection with Loans received by the Company for the same amount. Of these subsequent proceeds received, $750,000 are from a related party.

There is substantial doubt as to our ability to continue as a going concern.

Our cash and cash equivalents were $105,504 at December 31, 2017, compared with $1,165,738 at December 31, 2016. We continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop PV-10 and PH-10 and raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

Our investigational drug product candidates are at an early to late stage of development and may never obtain U.S. or international regulatory approvals required for us to commercialize our investigational drug product candidates.

We will need approval of the FDA to commercialize our investigational drug product candidates in the U.S. and approvals from FDA-equivalent regulatory authorities in international jurisdictions to commercialize our investigational drug product candidates there.

We are continuing to pursue clinical development of our most advanced investigational drug product candidates, PV-10 and PH-10, for use as treatments for specific conditions. The continued and further development of these investigational drug product candidates will require significant additional research, formulation and manufacturing development, and pre-clinical and extensive clinical testing prior to their regulatory approval and commercialization. Pre-clinical and clinical studies of our investigational drug product candidates may not demonstrate the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Pharmaceutical products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

●	a product may be found to be ineffective or have harmful side effects during subsequent pre-clinical testing or clinical trials;

●	a product may fail to receive necessary regulatory clearance;

●	a product may be too difficult to manufacture on a large scale;

●	a product may be too expensive to manufacture or market;

●	a product may not achieve broad market acceptance;

●	others may hold proprietary rights that will prevent a product from being marketed; and

●	others may market equivalent or superior products.

Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

●	delay commercialization of, and our ability to derive revenues from, our prescription drug candidates;

●	impose costly procedures on us; and

●	diminish any competitive advantages that we may otherwise enjoy.

Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized drug products. Further, after commercial introduction of a new drug product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Even if we comply with all FDA requests, we cannot be sure that we will ever obtain regulatory clearance for any of our investigational drug product candidates. Failure to obtain FDA approval of any of our prescription drug candidates will severely undermine our business by reducing our number of salable drug products and, therefore, corresponding revenues.

In international jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our prescription drug candidates. International regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above.

We must conduct additional clinical trials to demonstrate the safety and efficacy of our investigational drug candidates, including PV-10 and PH-10, in order to obtain regulatory approval of our drug product candidates, which clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to timing and outcome.

Before obtaining regulatory approval for the sale of our investigational drug product candidates, including PV-10 and PH-10, we must conduct additional clinical trials to demonstrate the safety and efficacy of our drug product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to timing and outcome. Competition in clinical development has made it difficult to enroll patients at an acceptable rate in some of our clinical trials. Advances in medical technology could make our prescription drug candidates obsolete prior to completion of clinical testing. A failure of one or more of our clinical trials may occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We (a) are conducting an expanded Phase 1 trial of PV-10 for metastatic liver cancer; (b) are conducting an exploratory Phase 1 trial of PV-10 for neuroendocrine tumors metastatic to the liver; (c) have completed a Phase 1 clinical study of PV-10 for recurrent breast cancer; (d) have completed a Phase 1 trial of PV-10 in an investigator-initiated study to elucidate the adaptive immune response from injection of melanoma tumors which led to publication of data in 2016; (e) have conducted immunologic profiling of clinical samples obtained in a Phase 2 clinical trial for mechanism of action of PH-10 for psoriasis; (f) have completed multiple Phase 2 clinical trials of PH-10 for psoriasis and atopic dermatitis; (g) are conducting an international Phase 3 clinical trial to assess response to intralesional PV-10 versus that of the investigator’s choice of standard therapy in patients with melanoma confined to cutaneous and subcutaneous sites; and (h) are conducting a Phase 1b/2 study of PV-10 and Merck’s KEYTRUDA ® (pembrolizumab) in late stage melanoma. While we have experience with earlier phase clinical development, we have never conducted a Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trials of PV-10 for metastatic melanoma do not ensure that later phase clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through pre-clinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we expand our Phase 3 clinical trial of PV-10 to achieve patient accrual needs with respect to PV-10 as planned and undertake additional clinical trials of our product candidates in other indications. Because successful development of our investigational drug product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of PV-10, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for PV-10, we do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, may be adversely impacted.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval.

Our planned or ongoing clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials, include the following:

●	inability to raise funding, initiate or continue a trial;

●	delays in obtaining regulatory approval to commence a trial;

●	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

●	delays in obtaining required institutional review board (IRB) approval at each site;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

●	delays caused by subjects dropping out of a trial;

●	delays caused by clinical sites dropping out of a trial;

●	time required to add new clinical sites or to obtain regulatory approval and open sites in geographic regions beyond the sites initially planned; and

●	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

In addition, we may experience a number of unforeseen events during clinical trials for our prescription drug candidates, including PV-10 and PH-10, that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the clinical study protocol may require one or more amendments delaying study completion;

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us to conduct additional clinical trials or abandon product development programs;

●	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, subjects may drop out of these clinical trials at a higher rate than we anticipate and enrollment in these clinical trials has been significantly slower than we anticipated requiring us to expand the geographic scope of enrollment of patients;

●	clinical investigators or study subjects may fail to comply with clinical study protocols;

●	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or processing errors;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we might have to suspend or terminate clinical trials of our prescription drug candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of clinical trials of our prescription drug candidates may be greater than we anticipate;

●	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our prescription drug candidates may be insufficient or inadequate; and

●	our prescription drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

Moreover, we or the FDA may suspend our clinical trials at any time if it appears we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. If initiation or completion of any of our clinical trials for our product candidates, are delayed for any of the above reasons or other reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our prescription drug candidates may be reduced and our competitors may bring drug products to market before us. Any of these events could impair our ability to generate revenues from drug product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

The results of our clinical trials may not support our claims concerning our prescription drug candidates.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support acceptable label claims concerning our investigational drug product candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our prescription drug candidates are safe for humans or effective for indicated uses.

This failure would cause us to abandon a prescription drug candidate and may delay development of other prescription drug candidates. Any delay in, or termination of, our clinical trials will delay our ability to commercialize our prescription drug candidates and generate product revenues. In addition, we anticipate that our clinical trials will involve only a small patient population. Accordingly, the results of such trials may not be indicative of future results over a larger patient population.

Physicians and patients may not accept and use our prescription drug candidates.

Even if the FDA approves our investigational drug product candidates, physicians and patients may not accept and use them. Acceptance and use of our investigational drug products will depend upon a number of factors including:

●	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our investigational drug products;

●	availability of reimbursement for our investigational drug products from government or other healthcare payers; and

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales or licensure of our prescription drug candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We have no sales, marketing or distribution capabilities for our prescription drug candidates.

We currently have no sales, marketing or distribution capabilities. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships, the collaborator’s strategic interest in the prescription drug products under development and such collaborator’s ability to successfully market and sell any such drug products. There can be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our prescription drug candidates in the U.S. or internationally.

Competition in the prescription pharmaceutical and biotechnology industries is intense.

Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in research efforts related to treatment of cancer dermatological conditions, which may compete with our clinical trials for patients and investigator resources, cause lower enrollment than anticipated, and could lead to the development of drug products or treatment therapies that could compete directly with our investigational drug product candidates that we are seeking to develop and market.

Many companies are also developing novel therapies to treat cancer and dermatological conditions and, in this regard, are our competitors. Many of the pharmaceutical companies developing and marketing these competing products have greater financial resources and expertise than we do in:

●	research and development;

●	manufacturing;

●	preclinical and clinical testing;

●	obtaining regulatory approvals; and

●	marketing.

Smaller companies may also prove to be competitors, particularly through collaborative arrangements with larger and more established companies that may compete with our efforts to establish similar collaborative arrangements. Academic institutions, government agencies, and other public and private research organizations may also conduct research, seek patent protection, and establish collaborative arrangements for research, clinical development, and marketing of prescription drug candidates similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to our drug development programs.

In addition to the above factors, we expect to face competition in the following areas:

●	product efficacy and safety;

●	the timing and scope of regulatory consents;

●	availability of resources;

●	reimbursement coverage;

●	price; and

●	patent position, including potentially dominant patent positions of others.

Since our prescription drug candidates PV-10 and PH-10 have not yet been approved by the FDA or introduced to the marketplace, we cannot estimate what competition these prescription drug candidates might face when they are finally introduced, if at all. We cannot assure you that these prescription drug candidates will not face significant competition for other drug products, investigational drug products, and generic equivalents.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property our business could be harmed.

We may not be successful in securing or maintaining proprietary patent protection for our prescription drug candidates and technologies we develop or license. In addition, our competitors may develop prescription drug candidates similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our anticipated sales. While some of our prescription drug candidates have proprietary patent protection, a challenge to these patents can subject us to expensive litigation. Litigation concerning patents, other forms of intellectual property, and proprietary technology is becoming more widespread and can be protracted and expensive and can distract management and other personnel from performing their duties.

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

We could be sued for infringing patents or other intellectual property that purportedly cover prescription drug candidates and/or methods of using such prescription drug candidates held by persons other than us. Litigation arising from an alleged infringement could result in removal from the market, or a substantial delay in, or prevention of, the introduction of our prescription drug candidates, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we do not update and enhance our technologies, they will become obsolete.

The pharmaceutical market is characterized by technological change, and our future success will depend on our ability to conduct successful research in our fields of expertise, discover new technologies as a result of that research, develop products based on our technologies, and commercialize those products. While we believe that our current technology is adequate for our present needs, if we fail to stay at the forefront of technological development, we will be unable to compete effectively. Our competitors may use greater resources to develop new pharmaceutical technologies and to commercialize products based on those technologies. Accordingly, our technologies may be rendered obsolete by advances in existing technologies or the development of different technologies by one or more of our current or future competitors.

If we lose any of our key personnel, we may be unable to successfully execute our business plan.

Our business is presently managed by two key employees and two key independent contractors:

●	Timothy C. Scott, Ph.D., our President;

●	Eric A. Wachter, Ph.D., our Chief Technology Officer (“CTO”)

●	Bruce Horowitz, our Chief Operations Consultant, who is an independent contractor, and

●	John R. Glass, CPA, our Interim Chief Financial Officer (“CFO), who is an independent contractor.

In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

●	Researching diseases and possible therapies in the areas of oncology and dermatology;

●	Developing our prescription drugs candidates;

●	Marketing and selling developed prescription drug candidates;

●	Obtaining additional capital to finance research and development production, and marketing of our drug products; and

●	Managing our business as it grows.

In addition to their responsibilities for management of our overall business strategy, Drs. Scott and Wachter are our chief researchers in the fields in which we are developing and planning to develop our prescription drug candidates. Mr. Horowitz is responsible for designing and implementing new business strategies and plans, and operating processes and procedures; establishing policies to promote a new company culture; overseeing company operations and the work of executives, managers, and staff members; prioritizing and continuing the Company’s search for a Chief Medical Officer and a new Chief Executive Officer; assisting in fundraising activities; and managing certain partner and vendor relationships. The loss of key employees or contractors could have a material adverse effect on our operations, and our ability to execute our business plan might be negatively impacted. Key employees or contractors may leave their employment or consulting arrangement with us if they choose to do so, and we cannot assure you that we would be able to hire similarly qualified employees if key employees or contractors should choose to leave.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Among other things, these provisions will:

●	permit our Board of Directors to issue up to 25,000,000 shares of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock;

●	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

●	provide that special meetings of our stockholders may be called only by the Board of Directors or by such person or persons requested by a majority of the Board of Directors to call such meetings.

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

Our common stock is defined as “penny stock” under the Exchange Act and its rules. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

●	broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

●	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

●	broker-dealers must disclose current quotations for the securities; and

●	a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future, although we intend to issue shares of common stock in satisfaction of the dividend payments due on our Series B Preferred Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

On July 1, 2017, we moved our corporate office to 10025 Investment Drive, Suite 250, Knoxville, Tennessee 37932. We are leasing approximately 4,500 square feet of space for operations. Our monthly rental charge for these offices is approximately $7,300 per month. The lease is for five (5) years and expires on June 30, 2022.

Item 3.	Legal Proceedings.

The information required by this item is incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13 – Litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

On May 16, 2014, our common stock ceased to be traded on the OTCQB Marketplace operated by OTC Markets Group and began trading on the NYSE MKT. On October 13, 2016, NYSE MKT suspended trading of our common stock, due to the abnormally low trading prices of our common stock, and on October 17, 2016 our common stock began trading on the OTCQB Marketplace. On April 21, 2017, the NYSE MKT filed a Form 25 with the SEC, notifying the SEC of the NYSE MKT’s intention to remove our shares of common stock and class of listed warrants from listing and registration on the NYSE MKT effective May 1, 2017, pursuant to the provisions of Rule 12d2-2(b) of the Exchange Act. Our common stock and listed warrants continue to trade on the OTCQB under the trading symbols “PVCT,” and “PVCTWS,” respectively. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated since January 1, 2016:

	High	Low
2016
First Quarter (January 1 to March 31)	$0.52	$0.35
Second Quarter (April 1 to June 30)	$0.53	$0.31
Third Quarter (July 1 to September 30)	$0.38	$0.09
Fourth Quarter (October 1 to December 31)	$0.10	$0.01
2017
First Quarter (January 1 to March 31)	$0.06	$0.01
Second Quarter (April 1 to June 30)	$0.07	$0.02
Third Quarter (July 1 to September 30)	$0.03	$0.02
Fourth Quarter (October 1 to December 31)	$0.08	$0.02

The closing price for our common stock on March 16, 2018 was $0.069. High and low sale price information was obtained from data provided by Yahoo! Inc.

As of March 16, 2018, we had 937 active shareholders of record of our common stock.

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

Recent Issuances of Unregistered Securities

During the years ended December 31, 2017, we issued 372,500 shares of common stock in settlement of outstanding trade payables in lieu of cash with a value of $17,301.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

N/A

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

Overview of Core Technologies

The Company is a clinical-stage biotechnology company developing a new class of drugs based on halogenated xanthenes, such as Rose Bengal (4,5,6,7-tetrachloro-2',4',5',7'-tetraiodofluorescein). Intralesional PV-10, the first small molecule oncolytic immunotherapy, which can induce immunogenic cell death, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. For psoriasis, pathways significantly improved include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons.

Our approach to drug development comprises two related, complementary, clinical development program paths based on the features of our investigational drugs and their clinically rational applicability to different patient populations. In solid tumor cancers, for example, we believe PV-10 has important implications as a single agent for earlier states of disease (i.e., locally advanced disease, or Stage III or earlier), while the combination of PV-10 with other classes of therapy or therapeutic agent (e.g., chemotherapy, immunotherapy, radiotherapy, targeted therapy) is more appropriate for more advanced disease states (i.e., widely metastatic disease, or Stage IV).

Recent Developments

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

As of December 31, 2017, the Company had received aggregate Loans (as defined below) of $9,456,000 in connection with the 2017 Financing. See Note 4 – Convertible Notes Payable.

Subsequent to December 31, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principle amount of $1,356,000 in connection with Loans received by the Company for the same amount. Of these subsequent proceeds received, $750,000 are from a related party. See Note 2 – Liquidity and Going Concern for the terms of the PRH Notes.

The 2017 Financing is in the form of a secured convertible loans (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan is evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note contains the following provisions:

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

As of December 31, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the PRH Notes were not convertible as of their respective dates of issuance or as of December 31, 2017.

Exercise of Warrants

In 2018, holders of 7,926,739 warrants to purchase the common stock of the Company at $0.0533 per share, have exercised these warrants. The Company has received proceeds in the aggregate amount of $422,495.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Research and development

Research and development costs totaling $8,203,926 for 2017 included payroll of $509,615, consulting and contract labor of $6,407,863, conferences of $84,960, lab supplies and pharmaceutical preparations of $147,272, insurance of $310,432, rent and utilities of $56,799, and depreciation and amortization expense of $686,985.

Research and development costs totaling $8,212,390 for 2016 included payroll of $589,790, consulting and contract labor of $6,355,102, conferences of $172,436, lab supplies and pharmaceutical preparations of $70,465, insurance of $243,569, rent and utilities of $96,794, and depreciation and amortization expense of $684,234.

The overall decrease of $8,464 in research and development costs was due to decreases in payroll and conferences offset by an increase in consulting and contract labor and lab supplies/pharmaceutical preparations for the Phase 3 study of PV-10 in locally advanced melanoma and the phase 2 study of PH-10’s mechanism of action.

General and administrative

General and administrative expense for 2017 totaled $5,517,570. These expenses included legal fees totaling $1,882,639, accounting fees of $624,773, investor relations expense of $672,009, public relations expense of $120,136, payroll expense of $509,615, travel expenses of $166,348, financial expenses of $569,475, director fees of $148,333, information technology expense of $166,061, insurance expense of $167,211, payroll and other taxes of $27,366, rent and utilities expense totaling $28,400, security expenses of $24,775, office expense and other of $106,337, interest expense of $401,592, and partially offset by a reduction of contributions totaling $97,500.

General and administrative expense for 2016 totaled $16,299,633. These expenses included legal fees totaling $4,104,671, accounting fees of $2,064,052, investor relations expense of $1,936,005, reserve for doubtful accounts of $906,215, public relations expense of $617,659, payroll expense of $1,263,685, travel expenses of $875,037, financial expenses of $524,480, director fees of $335,000, conference expense of $257,887, information technology expense of $220,870, contributions of $138,500, insurance expense of $154,244, payroll and other taxes of $54,411, rent and utilities expense totaling $48,397, security expenses of $53,039, office expense and other of $109,322 and warrant incentive expense totaling $2,718,407, less imputed interest income totaling $82,248.

The decrease of $10,782,063 in general and administrative expense (a 66% year-over-year decrease) was the result of the Company’s continued focus on reducing costs. Legal fees were down $2,222,032 due to wind down of the investigations regarding improper travel expense advancements and reimbursements to Dees and Culpepper, payroll was down $754,070, travel was down $708,689, and conference was down $257,887 with the termination of Culpepper. We had significant decreases in accounting fees of $1,439,279, investor relations of $1,263,996 along with no expenses in 2017 for reserve for doubtful accounts and warrant incentive expense as experienced in 2016.

Recovery of expenses and settlement of lawsuit

In December 2017, former CFO, Culpepper settled an administrative proceeding with the SEC. As a result of this settlement, Culpepper was required to disgorge himself of $140,115 along with interest of $12,261 for a total payment of $152,376. The Company recorded the settlement as an account receivable at December 2017 and received payment in January 2018.

In addition, the Company settled a lawsuit with Virginia Godfrey and received proceeds of $20,000. The funds were applied against outstanding legal obligations.

Public offering issuance expense

During the year ended December 31, 2017, there was no public offerings issuance expense compared to $436,248 associated with our August 2016 public offering of Series B Preferred Stock. The portion of issuance costs allocated to the derivative liability were included within the consolidated statement of operations during 2016.

Change in fair value of warrant liability

There was no change in fair value of warrant liability in 2017 while the change in fair value of warrant liability increased by $372,315 to a gain of $518,875 in 2016.

Liquidity and Going Concern

Our cash and cash equivalents were $105,504 at December 31, 2017, compared with $1,165,738 at December 31, 2016. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $218,741,236 as of December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2017 Financing discussed below; however, there can be no assurance we will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed for to continue and complete our Phase 3 and other clinical trials.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital through the 2017 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a fully integrated biotechnology company; however, we cannot assure you that management will be successful in implementing its business plan of developing, licensing and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2017 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2017 and 2016, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2017 and 2016 in the amounts of $10,348,322 and $21,936,734, respectively (a 53% year-over-year decrease). The net cash used in operating activities for the year ended December 31, 2017 was primarily due to cash used to fund a net loss of $13,517,816, adjusted for non-cash expenses in the aggregate amount of $686,985, plus $2,482,509 of cash used to fund changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2016 was primarily due to cash used to fund a net loss of $24,427,270, adjusted for non-cash expenses in the aggregate amount of $4,246,391, partially offset by $1,755,835 of cash provided by changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

During the years ended December 31, 2017 and 2016, net cash used in investing activities was $30,400 and $0, respectively, which was used for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2017 and 2016 was $9,318,488 and $8,923,570, respectively (a 4% year-over-year increase). During the year ended December 31, 2017, $9,306,000 were proceeds from the issuance of convertible notes payable and $12,488 were from the exercise of warrants. During the year ended December 31, 2016, $5,288,530 of net proceeds were from sales of convertible preferred stock and warrants and $3,635,040 of net proceeds were from the issuance of common stock and warrants pursuant to a warrant exchange offer.

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

Our patents were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) on November 19, 2002. The majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining lives of the patents, which range from 1 to 3 years. Annual amortization of the patents is expected to approximate $671,000 in 2018 and 2019, and $228,000 in 2020.

Receivables

We carry long-term receivables from certain current and former employees in connection with the Kleba Shareholder Derivative Lawsuit. See Note 13 – Litigation. The long-term receivables are carried at their contractual amounts, less a reserve for any amounts deemed by management to be uncollectible. Management evaluates the collectability of the receivables at least quarterly. Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted.

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

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: payroll, consulting and contract labor, lab supplies and pharmaceutical preparations, insurance, rent and utilities, and depreciation and amortization.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The core principle of the standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not generated any revenues since its inception. The guidance is required to be adopted on January 1, 2018, as a result, these ASUs are not expected to have a material impact on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied using a retrospective transition method to each period presented. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is re-measured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating ASU 2017-11 and its impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

March 22, 2018

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets

Current Assets:
Cash and cash equivalents	$105,504	$1,165,738
Short-term receivable - settlement and other	452,376	300,000
Prepaid expenses	400,416	360,562

Total Current Assets	958,296	1,826,300

Equipment and furnishings, less accumulated depreciation of $36,445 and $464,140, respectively	86,569	72,033
Patents, net of accumulated amortization of $10,145,098 and $9,473,978, respectively	1,570,347	2,241,467
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	365,685	1,015,710

Total Assets	$3,436,397	$5,611,010

Liabilities and Stockholders’ (Deficiency) Equity

Current Liabilities:
Accounts payable - trade	$3,270,505	$1,919,870
Other accrued expenses	728,735	221,956

Total Current Liabilities	3,999,240	2,141,826

Convertible notes payable	4,456,000	-
Convertible notes payable - related parties	5,000,000	-

Total Liabilities	13,455,240	2,141,826

Commitments and contingencies
Stockholders’ (Deficiency) Equity:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 and 8,600 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $3,500 and $301,000 at December 31, 2017 and December 31, 2016, respectively	-	9
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 370,961,451 and 364,773,297 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	370,962	364,773
Additional paid-in capital	208,351,431	208,327,822
Accumulated deficit	(218,741,236)	(205,223,420)

Total Stockholder’s (Deficiency) Equity	(10,018,843)	3,469,184

Total Liabilities and Stockholders’ (Deficiency) Equity	$3,436,397	$5,611,010

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Operating Expenses:
Research and development	$8,203,926	$8,212,390
General and administrative	5,517,570	16,299,633

Total Operating Loss	(13,721,496)	(24,512,023)

Recovery of expenses and settlement of lawsuit	172,376	-
Investment income	31,304	2,126
Public offering issuance expense	-	(436,248)
Gain on change in fair value of warrant liability	-	518,875

Net Loss	(13,517,816)	(24,427,270)

Issuance in-kind of preferred stock dividends	(14,107)	(2,386,453)
Deemed dividend	-	(2,045,789)

Net Loss Applicable to Common Shareholders	$(13,531,923)	$(28,859,512)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	369,231,518	233,849,589

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

	Preferred Stock				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2016	-	$-	204,979,100	$204,979	$196,908,112	$(180,796,150)	$16,316,941

Reclassification of warrant liability	-	-	-	-	3,160,114	-	3,160,114
Issuance of common stock and warrants pursuant to warrant exchange offer	-	-	7,798,507	7,798	6,345,649	-	6,353,447
Issuance of preferred stock and warrants	240,000	240	-	-	2,045,549	-	2,045,789
Preferred stock conversions into common stock	(231,400)	(231)	142,466,533	142,467	(142,236)	-	-
Dividend paid-in kind to preferred shareholders	-	-	9,477,412	9,477	(9,477)	-	-
Common Stock issued for services			51,745	52	20,111	-	20,163
Net loss	-	-	-	-	-	(24,427,270)	(24,427,270)

Balance at December 31, 2016	8,600	$9	364,773,297	$364,773	$208,327,822	$(205,223,420)	$3,469,184

Preferred stock conversions into common stock	(8,500)	(9)	3,986,676	3,987	(3,978)	-	-
Dividend paid-in kind to preferred shareholders	-	-	1,594,670	1,595	(1,595)	-	-
Common Stock issued upon exercise of warrants			234,308	234	12,254		12,488
Common Stock issued for trade payables			372,500	373	16,928		17,301
Net loss	-	-	-	-	-	(13,517,816)	(13,517,816)

Balance at December 31, 2017	100	$-	370,961,451	$370,962	$208,351,431	$(218,741,236)	$(10,018,843)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(13,517,816)	$(24,427,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,864	13,112
Amortization of patents	671,120	671,121
Warrant incentive expense	-	2,718,407
Issuance of stock for services	-	20,163
Public offering issuance expense	-	436,248
Gain on change in fair value of warrant liability	-	(518,875)
Reserve for uncollectibility of settlement receivable	-	678,465
Reserve for uncollectibility of legal fees receivable	-	227,750
Changes in operating assets and liabilities
Settlement receivable	216,826	517,560
Other current assets	(39,854)	(292,370)
Accounts payable - trade	1,798,759	32,699
Accrued settlement expense	-	(1,850,000)
Other accrued expenses	506,779	(163,744)

Net Cash Used In Operating Activities	(10,348,322)	(21,936,734)

Cash Flows From Investing Activities
Purchase of fixed assets	(30,400)	-
Net Cash Used In Operating Activities	(30,400)	-

Cash Flows From Financing Activities
Gross proceeds from sales of convertible preferred stock and warrants	-	6,000,000
Payment of offering costs in connection with August 2016 financing	-	(711,470)
Net proceeds from the issuance of common stock and warrants pursuant to warrant exchange offer	-	3,635,040
Proceeds from issuance of convertible notes payable	4,306,000	-
Proceeds from issuance of convertible notes payable - related party	5,000,000	-
Proceeds from exercise of warrants	12,488	-
Net Cash Provided By Financing Activities	9,318,488	8,923,570

Net Change In Cash and Cash Equivalents	(1,060,234)	(13,013,164)

Cash and Cash Equivalents, Beginning of Period	1,165,738	14,178,902

Cash and Cash Equivalents, End of Period	$105,504	$1,165,738

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$3,987	$151,944
Contractual dividends on preferred stock	$-	$2,045,789
Issuance in-kind of preferred stock dividends	$1,595	$2,386,453
Reclassification of warrant liability	$-	$3,160,144
Common stock issued in satisfaction of trade payables	$17,301	$-
Convertible notes payable issued in satisfaction of trade payables	$150,000	$-
Offset of related party receivable and payable	$280,823	$-

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing a new class of drugs based on halogenated xanthenes. Intralesional PV-10 is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $105,504 at December 31, 2017, compared with $1,165,738 at December 31, 2016. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2017 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due. Subsequent to December 31, 2017, the Company received aggregate Loans of $1,356,000 in connection with the 2017 Financing. See Note 14 – Subsequent Events.

The primary business objective of management is to build the Company into a fully integrated global biotechnology company. The Company, however, cannot assure you that they will be successful in co-developing or licensing PV-10, PH-10, or any other halogenated xanthene-based drug candidate developed by the Company, or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2018 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Significant Accounting Policies

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the collectability of long-term receivables, the recoverability and useful lives of long-lived assets, stock-based compensation, derivative liabilities and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017, the Company’s cash equivalent consists of Treasury bills.

Cash Concentrations

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future.

Equipment and Furnishings, net

Equipment and furnishings are stated at cost less accumulated depreciation. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers, leasehold improvements and office equipment are being depreciated over five years; furniture and fixtures are being depreciated over ten years. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment during the years ended December 31, 2017 and 2016.

Patent Costs, net

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining estimated useful life of the patent.

The Company’s patents were acquired as a result of the merger with Valley Pharmaceuticals, Inc. (“Valley”) on November 19, 2002. At the time of the merger, the majority stockholders of Provectus also owned all of the shares of Valley and therefore the assets acquired from Valley were recorded at their carry-over basis. The patents are being amortized over the remaining estimated useful lives of the patents, which range from 1 to 3 years. Annual amortization of the patents is expected to approximate $671,000 in 2018 and 2019, and $228,000 in 2020.

Long-Term Related Party Receivables

The Company carries long-term receivables from certain current and former employees in connection with the Kleba Shareholder Derivative Lawsuit. See Note 13 - Litigation. The long-term receivables are carried at their contractual amounts, less a reserve for any amounts deemed by management to be uncollectible. Management evaluates the collectability of the receivables at least quarterly. Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 6 – Receivables.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include the following: payroll, consulting and contract labor, lab supplies and pharmaceutical preparations, insurance, rent and utilities, and depreciation and amortization.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2017 or 2016. Tax years going back to 2014 remain open for examination by the IRS.

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

	December 31,
	2017	2016
Warrants	186,873,032	189,991,541
Options	3,350,000	3,500,000
Convertible preferred stock	65,663	5,647,009

Total potentially dilutive shares	190,288,695	199,138,550

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

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2017 and 2016. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, short-term settlement receivable, other current assets and accrued expenses approximate fair values due to the short-term nature of these instruments.

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

Level 1	Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	Inputs use directly or indirectly observable inputs. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. See Note 12 - Fair Value of Financial Instruments.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform with the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The core principle of the standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not generated any revenues since its inception. The guidance is required to be adopted on January 1, 2018; as a result, these ASUs are not expected to have a material impact on the consolidated financial statements.

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

In September 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The new standard takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. This ASU is not expected to have a material impact on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The ASU should be applied using a retrospective transition method to each period presented. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is re-measured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating ASU 2017-11 and its impact on its consolidated financial statements.

4. Convertible Notes Payable

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

As of December 31, 2017, the Company had received aggregate Loans (as defined below) of $9,456,000 in connection with the 2017 Financing. Subsequent to December 31, 2017, the Company received aggregate Loans of $1,356,000 in connection with the 2017 Financing. See Note 14 – Subsequent Events.

The 2017 Financing is in the form of a secured convertible loan (the “Loan”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loan is evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the Investors. In addition to the customary provisions, the PRH Note contains the following provisions:

(i)	It is secured by a first priority security interest on the Company’s intellectual property (the “IP”);

(ii)	The Loan bears interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(iii)	The Loan proceeds are held in one or more accounts (the “Escrow”) pending the funding of the tranches of the 2017 Financing pursuant to borrowing requests made by the Company;

(iv)	The PRH Notes, including interest and principal, are due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the PRH Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from April 2, 2019 to the twenty-four (24) month anniversary of the funding of the Final Tranche. In the event there is a change of control of the Company’s board of directors (the “Board”) as proposed by any person or group other than the Investors, the term of the PRH Notes will be accelerated and all amounts due under the PRH Notes will be immediately due and payable, plus interest at the rate of eight percent (8%) per annum, plus a penalty in the amount equal to ten times (10x) the outstanding principal amount of the Loan that has been funded to the Company;

(v)	The outstanding principal amount and interest payable under the Loan would be convertible at the sole discretion of the Investors into shares of the Company’s Series D Preferred Stock, a new series of preferred stock, that the Company’s Board may designate in the future, at a price per share equal to $0.2862; and

(vi)	Notwithstanding (v) above, the principal amounts of the PRH Notes and the interest payable under the Loan would automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 24-month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions if the Company’s Board designates such series of preferred stock in the future.

As of December 31, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. As a result, the Company did not analyze the Loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of December 31, 2017.

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

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2,500,000. As of December 31, 2017, the Company had borrowed the entire $2,500,000 under this note.

Convertible Notes Payable – Non-Related Parties

During the year ended December 31, 2017, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $4,456,000, of which, $150,000 was issued in satisfaction of trade debt. As of December 31, 2017, the Company had borrowed the entire $4,456,000 under these notes.

See Note 2 – Liquidity and Going Concern for the terms of the PRH Notes. As of December 31, 2017, and through the date of filing, the Series D Preferred Stock had not been designated by the Board and therefore, as a result, the Company did not analyze the Loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of December 31, 2017.

5. Related Party Transactions

During the year ended December 31, 2017, the Company paid Bruce Horowitz (Capital Strategists) $180,000 for services rendered and $75,000 for director fees.

See Note 4 and Note 13 for details of other related party transactions.

Also, director fees during the years ended December 31, 2017 and 2016 were $148,333 and $335,000, respectively.

6. Receivables

The following table summarizes the receivables at December 31, 2017 and 2016:

	December 31, 2017
	Legal Fees	Settlement	Total

Gross receivable	$911,000	$2,214,728	$3,125,728
Reserve for uncollectibility	(455,500)	(1,549,043)	(2,004,543)
Net receivable	455,500	665,685	1,121,185
Short-term receivable	-	300,000	300,000
Long-term receivable	$455,500	$365,685	$821,185

	December 31, 2016
	Legal Fees	Settlement	Total

Gross receivable	$911,000	$2,864,753	$3,775,753
Reserve for uncollectibility	(455,500)	(1,549,043)	(2,004,543)
Net receivable	455,500	1,315,710	1,771,210
Short-term receivable	-	300,000	300,000
Long-term receivable	$455,500	$1,015,710	$1,471,210

During the year ended December 31, 2016, the Company recorded a reserve for uncollectibility of settlement receivable of $678,465 in its consolidated statements of operations. Also, during the year ended December 31, 2016, the Company recorded a reserve for uncollectibility of legal fees receivable of $227,750 in its consolidated statements of operations. During the quarter ended December 31, 2017, an officer of the Company offset his receivable and trade payable totaling $280,823. This offset reduced the amount of the settlement. There was no change in the reserve for 2017.

In December 2017, former CFO, Culpepper settled an administrative proceeding with the SEC. As a result of this settlement, Culpepper was required to disgorge himself of $140,115 along with interest of $12,261 for a total payment to the Company of $152,376. The Company recorded the settlement as an account receivable at December 2017 and received payment in January 2018.

See Note 5 - Related Party Transactions and Note 13 – Litigation for additional details associated with the Company’s receivables.

7. Stockholders’ Deficiency

Authorized Capital

As of December 31, 2017, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 240,000 shares to Series B Convertible Preferred Stock and 24,760,000 shares undesignated.

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

Warrant Exchange Programs

As of January 1, 2016, the Company had outstanding warrants to purchase an aggregate of 59,861,601 shares of common stock, which were issued between January 6, 2011 and November 1, 2015 in transactions exempt from registration under the Securities Act (the “Existing Warrants”). Each Existing Warrant had an exercise price of between $1.00 and $3.00 per share, and expiration dates between January 6, 2016 and November 1, 2020. On December 31, 2015, the Company offered pursuant to an Offer Letter/Prospectus 59,861,601 shares of its common stock for issuance upon exercise of the Existing Warrants. The shares issued upon exercise of the Existing Warrants are unrestricted and freely transferable. The offer was to temporarily modify the terms of the Existing Warrants so that each holder who tendered Existing Warrants during the offer period for early exercise were able to do so at a discounted exercise price of $0.50 per share. Each Existing Warrant holder who tendered Existing Warrants for early exercise during the offer period received, in addition to the shares of common stock purchased upon exercise, an equal number of new warrants to purchase common stock, with an exercise price of $0.85 per share, expiring June 19, 2020 (the “Replacement Warrants”). The modification of the exercise price of the Existing Warrants and the Replacement Warrants are treated as an inducement to enter into the exchange offer and were accounted for as of the closing date. The exchange offer expired at 4:00 p.m., Eastern Time, on March 28, 2016. The Company accepted for purchase approximately 7,798,507 Existing Warrants properly tendered, resulting in the issuance of approximately 7,798,507 shares of common stock upon exercise of Existing Warrants and the issuance of approximately 7,798,507 Replacement Warrants, resulting in gross proceeds of $3,899,254 upon closing of the exchange offer. The placement agents received a total of $264,214 in placement agent fees and 467,910 warrants with a cash exercise price of $0.85 per share which expire on June 19, 2020, unless sooner exercised. In connection with the exchange offer, a warrant incentive expense totaling $2,718,407 was recorded during the year ended December 31, 2016. The value was determined using the Black-Scholes option-pricing model between the Existing Warrants exchanged and the common stock and Replacement Warrants received. See Note 12.

Other Common Stock Issuances

During the year ended December 31, 2017, the Company issued 372,500 shares of common stock as payment of trade payables, with a grant date fair value of $17,301.

During the year ended December 31, 2016, the Company issued 51,745 shares of common stock in payment of services rendered with a grant date fair value of $20,163.

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

The Series B Preferred Stock does not contain a redemption provision and an overall analysis of its features performed by the Company determined that it is more akin to equity and therefore, has been classified within stockholders’ equity on the consolidated balance sheet. While the embedded conversion option (“ECO”) is subject to an anti-dilution price adjustment, since the ECO is clearly and closely related to the equity host, it is not required to be bifurcated and accounted for as a derivative liability under ASC 815. To analyze whether the Series B Preferred Stock included a beneficial conversion feature (“BCF”), the Company allocated the $6,000,000 of the gross proceeds between the August 2016 Warrants and the Series B Preferred Stock. The Company allocated the commitment date fair value of $3,678,989 to the August 2016 Warrants (which is allocated at fair value because the August 2016 Warrants were determined to be derivative liabilities as discussed in Note 12) resulting in an amount allocated to the Series B Preferred Stock of $2,321,011. Next, the Company computed the number of shares of common stock issuable at the commitment date to be 24,000,000 in order to arrive at an effective conversion price of $0.097 per share. When compared to the market price of the Company’s common stock of $0.127 per share as of the commitment date, it was determined that a BCF did exist and, as a result, the Company recorded a deemed dividend in net loss available to common stockholders of $726,989. On November 23, 2016, the Series B Preferred Stock conversion price became fixed and, as a result, the contingency was resolved. Accordingly, the Company analyzed for a BCF. The Company computed the number of shares of common stock issuable by the Company at the commitment date to be 112,570,356 to arrive at an effective conversion price of $0.021 per share. When compared to the market price of the Company’s common stock of $0.038 per share as of the commitment date, it was determined that a BCF did exist and, as a result, the Company recognized a deemed dividend of $1,318,801.

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

During the year ended December 31, 2017, holders converted 8,500 shares of Series B Preferred Stock into 3,986,676 shares of common stock such that they were entitled to dividends, including a make-whole payment, of $14,107 that the Company elected to pay in shares of common stock. As a result, the Company issued 1,594,670 shares of common stock related to the Series B Preferred Stock dividends during the year ended December 31, 2017. The Company recorded aggregate dividends paid in kind of $14,107 during the year ended December 31, 2017.

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

8. Stock Incentive Plan and Warrants

The Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2014 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2017, there were 18,900,000 shares available for issuance under the 2014 Equity Compensation Plan.

There were no stock options granted to employees during 2017 or 2016.

The following table summarizes option activity during the years ended December 31, 2017 and 2016:

		Exercise Price	Weighted Average
	Shares	Per Share	Exercise Price

Outstanding and exercisable at January 1, 2016	10,630,000	$0.67 - 1.50	$0.96
Granted	-	-	-
Exercised	-	-	-
Forfeited	(7,130,000)	0.67 - 1.50	0.97

Outstanding and exercisable at December 31, 2016	3,500,000	$0.67 - 1.50	$0.93

Granted	-	-	-
Exercised	-	-	-
Forfeited	(150,000)	1.50	0.90

Outstanding and exercisable at December 31, 2017	3,350,000	$0.67 - 1.50	$0.90

The following table summarizes information about stock options outstanding at December 31, 2017.

	Number Outstanding	Weighted Average	Number Exercisable
	at December 31,	Remaining Contractual	at December 31,
Exercise Price	2017	Life	2017

$0.67	200,000	5.60	200,000
$0.75	950,000	6.13	950,000
$0.84	150,000	4.50	150,000
$0.88	150,000	6.60	150,000
$0.93	575,000	3.76	575,000
$0.99	50,000	3.50	50,000
$1.00	625,000	2.26	625,000
$1.04	400,000	2.50	400,000
$1.16	250,000	2.08	250,000
	3,350,000		3,350,000

As of December 31, 2017, there was no intrinsic value of outstanding and exercisable options.

Exercise of Warrants

During the year-ended December 31, 2017, holders of warrants exercised warrants to purchase 234,308 shares of common stock at a price of $0.053 per share. In connection with the exercises, the Company received $12,488.

The following table summarizes warrant activity during the years ended December 31, 2017 and 2016:

		Exercise Price	Weighted Average
	Warrants	Per Warrant	Exercise Price

Outstanding and exercisable at January 1, 2016	80,121,595	$0.68 - 3.00	$1.05

Granted	32,357,344	0.28 - 0.85	0.42
Warrant repricing	88,570,356	0.05	[1	]
Exercised	(7,798,507)	0.50	0.50
Forfeited	(3,259,247)	0.68 - 2.00	1.27

Outstanding and exercisable at December 31, 2016	189,991,541	$0.05 - 3.00	$0.44

Granted	-	-	-
Exercised	(234,308)	0.05	0.05
Forfeited	(2,884,201)	0.05 - 1.15	1.04

Outstanding and exercisable at December 31, 2017	186,873,032	$0.05 - 3.00	$0.43

[1]	On November 23, 2016, the exercise price of the August 2016 Warrants was reset to $0.0533 per share and holders will receive an aggregate of 112,564,968 shares upon exercise. See Note 7 – Stockholders’ Deficiency – August 2016 Public Offering.

The following table summarizes information about warrants outstanding at December 31, 2017.

	Number Outstanding	Weighted Average	Number Exercisable
	at December 31,	Remaining Contractual	at December 31,
Exercise Price	2017	Life	2017

$0.053	112,336,048	3.66	112,336,048
$0.85	28,482,344	2.48	28,482,344
$1.00	39,790,044	0.71	39,790,044
$1.12	452,500	0.57	452,500
$1.25	4,474,520	1.93	4,474,520
$2.00	123,000	0.88	123,000
$2.50	280,276	1.33	280,276
$3.00	934,300	1.33	934,300
	186,873,032		186,873,032

9. Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31
	2017	2016
Federal:
Current	$-	$-
Deferred	13,026,000	(4,195,688)
State and local:
Current	-	-
Deferred	1,724,000	(555,312)
	14,750,000	(4,751,000)
Change in valuation allowance	(14,750,000)	4,751,000
Income tax provision (benefit)	$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31
	2017	2016
Tax provision (benefit) at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal provision (benefit)	(4.5)%	(4.5)%
Permanent differences	(1.9)%	4.2%
Prior period adjustments	0.0%	15.5%
Effect of change in federal income tax rates on deferred taxes	147.4%	0.0%
Change in valuation allowance	(109.0)%	18.8%
Miscellaneous	2.0%	0.0%
Effective income tax rate	0.0%	(0.0)%

The components of the Company’s deferred income taxes are summarized below:

	Year Ended December 31
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$40,156,000	$53,961,000
Stock-based compensation	2,207,000	3,251,000
Research and development credits	2,591,000	2,162,000
Contribution carryovers	10,000	-
Receivable allowance	-	771,000
Gross deferred tax assets	44,964,000	60,145,000
Deferred Tax Liabilities:
Intangible assets	(410,000)	(862,000)
Other	(21,000)	-
Gross deferred tax liabilities	(431,000)	(862,000)
Valuation allowance	(44,533,000)	(59,283,000)
Deferred tax asset, net of valuation allowance	$-	$-
Changes in valuation allowance	$14,750,000	$(4,751,000)

Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued using the new enacted rate of 21% effective January 1, 2018 with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $60,148,509 will be revalued to approximately $44,966,584 with a corresponding decrease to the Company’s valuation allowance. This adjustment is the cause of the Company incurring an income tax provision in the current year as opposed to the recognition of a benefit in the prior year. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Since inception of the Company on January 17, 2002, the Company has generated tax net operating losses of approximately $154 million, expiring in 2022 through 2037. The Company has reduced its Deferred Tax Asset and the related Valuation Allowance by $20,000,000 to give effect of changes made to the tax law, which become effective in 2018. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards.

The Company has determined that there are no uncertain tax positions as of December 31, 2017 or 2016 and does not expect any significant change within the next year.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Tennessee.

10. Commitments

Leases

The Company leases office space in Knoxville, Tennessee for a term of five years ending on June 30, 2022. Rent expense was $44,335 and $60,000 for the years ended December 31, 2017 and 2016, respectively. The Company’s lease obligations are as follows:

Period Ending	Amount
December 31, 2018	$88,004
December 31, 2019	$88,884
December 31, 2020	$90,666
December 31, 2021	$92,471
December 31, 2022	$46,687
$406,712

11. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. Contributions made by the Company totaled approximately $159,000 in 2016. There was no contribution made by the Company in 2017.

12. Fair Value of Financial Instruments

The FASB’s authoritative guidance on fair value measurements establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The fair value of certain of the Company’s financial instruments. The fair value of derivative instruments is determined by management with the assistance of an independent third-party valuation specialist. The warrant liability is a derivative instrument and is classified as Level 3. The Company used the Monte-Carlo Simulation model to estimate the fair value of the warrants using the following assumptions:

	For the Years Ended December 31,
	2017	2016
2016 Warrants:

Expected term	N/A	4.77 - 5.00 years
Expected dividends	N/A	0%
Volatility	N/A	107.8% - 114.7%
Risk free interest rate	N/A	0.88% - 1.40%

A reconciliation of the warranty liability measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2016 to December 31, 2016 follows:

Balance at January 1, 2016	$-

Issuance of warrants	3,678,989
Gain on change in fair value of warrant liability	(518,875)
Reclassification to warrant liability	(3,160,114)

Balance at December 31, 2016	$-

13. Litigation

Kleba Shareholder Derivative Lawsuit

On June 6, 2014, the Company, in its capacity as a nominal defendant, entered into a Stipulated Settlement Agreement and Mutual Release (the “Derivative Lawsuit Settlement”) in the shareholder derivative lawsuit filed by Glenn Kleba, derivatively on behalf of the Company, and later amended to include Don B. Dale as a plaintiff, in the Circuit Court for the State of Tennessee, Knox County (the “Court”), against H. Craig Dees (“Dees”), Ph.D., Timothy C. Scott, Ph.D., Eric A. Wachter, Ph.D., and Peter R. Culpepper (“Culpepper”) (collectively, the “Executives”), Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV (collectively, together with the Executives, the “Individual Defendants”), and against the Company as a nominal defendant (the “Shareholder Derivative Lawsuit”), which alleged (i) breach of fiduciary duties; (ii) waste of corporate assets; and (iii) unjust enrichment. Under the terms of the Derivative Lawsuit Settlement, among other things, the Executives each agreed (A) to re-pay to the Company $2.24 million of the cash bonuses they each received in 2010 and 2011, which amount equals 70% of such bonuses or an estimate of the after-tax net proceeds to each Executive; provided, however, that subject to certain terms and conditions set forth in the Derivative Lawsuit Settlement, the Executives are entitled to a 2:1 credit such that total actual repayment may be $1.12 million each; (B) to reimburse the Company for 25% of the actual costs, net of recovery from any other source, incurred by the Company as a result of the Shareholder Derivative Lawsuit; and (C) to grant to the Company a first priority security interest in 1,000,000 shares of the Company’s common stock owned by each such Executive to serve as collateral for the amounts due to the Company under the Derivative Lawsuit Settlement.

On July 24, 2014, the Court approved the terms of the Derivative Lawsuit Settlement and awarded $911,000 to plaintiffs’ counsel for attorneys’ fees and reimbursement of expenses in connection with their role in the Shareholder Derivative Lawsuit. The payment to plaintiff’s counsel was made by the Company during October 2014 and was recorded as other current assets at December 31, 2014, as the Company is seeking reimbursement of the full amount from its insurance carrier. If the full amount is not received from insurance, the amount remaining will be reimbursed to the Company from the Individual Defendants. As of December 31, 2017, the net amount of the receivable of $455,500 is reported as non-current assets on the condensed consolidated balance sheets.

On October 3, 2014, the Derivative Lawsuit Settlement was effective and an aggregate of 2,800,000 stock options for Dees, Dr. Scott and Culpepper were rescinded. A total of $1,574,314 had been repaid by the Executives as of December 31, 2017. The remaining cash settlement amounts will continue to be repaid to the Company with the final payment to be received by October 3, 2019. The remaining balance of the Executives’ repayment due the Company as of December 31, 2017 is $665,686, including a reserve for uncollectibility of $1,549,043 in connection with the resignation of Dees, the Company’s former Chairman and Chief Executive Officer, and termination of Culpepper, the Company’s former Chief Financial Officer and Chief Operating Officer, and former interim Chief Executive Officer following Dees’ resignation, with a present value discount remaining of $26,774. As a result of his resignation, Dees is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,040,000 (the total $2.24 million owed by Dees pursuant to the Derivative Lawsuit Settlement less the $200,000 that he repaid), plus Dees’ proportionate share of the litigation costs, is immediately due and payable. The Company sent Dees a notice of default in March 2016 for the total amount he owes the Company. On July 25, 2017, the United States District Court for the Eastern District of Tennessee at Knoxville issued a Memorandum Opinion finding, among other findings, that the Company is entitled to receive total damages in the amount of $6,027,652, including $2,494,525 for Dees’ breach of the Derivative Lawsuit Settlement. See “Dees Collection Lawsuit” below. As a result of his termination “for cause,” Culpepper is no longer entitled to the 2:1 credit, such that his total repayment obligation of $2,051,083 (the total $2.24 million owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost of $227,750 less the $416,667 that he repaid) is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company. Culpepper disputes that he was terminated “for cause” and thus disputes that he owes the full $2,051,083 repayment amount under the Derivative Lawsuit Settlement. See “Culpepper Travel Expenses and Related Collection Efforts” below.

Dees Collection Lawsuit

On May 5, 2016, the Company filed a lawsuit (the “Dees Collection Lawsuit”) in the United States District Court for the Eastern District of Tennessee at Knoxville (the “Court”) against Dees and his wife, Virginia Godfrey (together with Dees, the “Defendants”). The Company alleged that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not use these funds for legitimate travel and entertainment expenses as he requested and the Company intended. Instead, the Company alleged that Dees created false receipts and documentation for the expenses and applied the funds to personal use. The Company and Dees are parties to the Derivative Lawsuit Settlement that was negotiated to resolve certain claims asserted against Dees derivatively. Pursuant to the terms of the Derivative Lawsuit Settlement, Dees agreed to repay the Company compensation that was paid to him along with legal fees and other expenses incurred by the Company. As of the date of his resignation, Dees still owed the Company $2,267,750 under the Derivative Lawsuit Settlement. Dees has failed to make such payment, and the Company has notified him that he is in default and demanded payment in full. The Company established a reserve of $2,267,750 as of December 31, 2017, which amount represents the amount the Company believes Dees owed to the Company as of that date. Therefore, the Company alleged counts of conversion, fraud, breach of fiduciary duty, breach of contract, breach of the Derivative Lawsuit Settlement, unjust enrichment and punitive damages in this lawsuit. The Company sought an order that the Defendants be prohibited from disposing of any property that may have been paid for with the misappropriated funds, the Defendants be disgorged of any funds shown to be fraudulently misappropriated and that the Company be awarded compensatory damages in an amount not less than $5 million. Furthermore, the Company sought for the damages to be joint and several as to the Defendants and that punitive damages be awarded against Dees in the Company’s favor. The Company also sought foreclosure of the Company’s first-priority security interest in the 1,000,000 shares of common stock granted by Dees to the Company as collateral pursuant to that certain Stock Pledge Agreement dated October 3, 2014, between Dees and the Company in order to secure Dees’ obligations under the Derivative Lawsuit Settlement. The Court entered a default judgment against the Defendants on July 20, 2016. On March 15, 2017, the Court granted Ms. Godfrey’s motion to set aside the default judgment against her and set a deadline of March 30, 2017 for Ms. Godfrey to file an answer to the Company’s complaint. Ms. Godfrey filed her answer on March 28, 2017 demanding that the complaint against her be dismissed. The Court held a hearing on April 26, 2017 to determine damages with respect to the motion for default judgment against Dees. On July 25, 2017, the Court issued a Memorandum Opinion finding that the Company is entitled to receive total damages in the amount of $6,027,652, comprising compensatory damages for misappropriation of travel and expense funds, compensatory damages for Dees’ breach of the Derivative Lawsuit Settlement, and punitive damages, plus costs. There can be no assurance, however, that the Company will be able to recover any or all of the damages awarded to the Company. The Court also entered a permanent injunction enjoining Dees from selling or dissipating assets until the judgment against him is satisfied. On September 1, 2017, the Company filed a motion with the Court to appoint a receiver to sell 1,000,000 shares of the Company’s common stock held by Dees and pledged as security pursuant to the Derivative Lawsuit Settlement, and to remit the proceeds of this sale to the Company. On November 8, 2017, the Court granted the Company’s motion to return 1,497,859 shares of Company common stock held by Dees. The Court also appointed a receiver to undertake the disposition of such stock in a commercially reasonable manner and remit all funds received pursuant to such sale(s) to the Company, less reasonable costs and expenses incurred as a result of serving as the receiver. On November 21, 2017, the Company entered into a settlement agreement with Ms. Godfrey, which provides for the settlement and release of all claims against Ms. Godfrey in connection with the Dees Collection Lawsuit, and the payment of $20,000 by Ms. Godfrey to the Company.

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Company’s Board of Directors unanimously voted to terminate Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including interim Chief Executive Officer and Chief Operating Officer of the Company, “for cause”, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by a Special Committee of the Board of Directors regarding improper travel expense advancements and reimbursements to Culpepper.

The Special Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Special Committee in conducting the investigation. The Special Committee found that Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated or otherwise improper. The Company seeks to recover from Culpepper the entire $294,255 in travel expense reimbursements and advances, as well as all attorney’s fees and auditors’/experts’ fees incurred by the Company in connection with the examination of his travel expense reimbursements. On December 12, 2017, Culpepper agreed to an order by the SEC to pay disgorgement of $140,115, prejudgment interest of $12,261, for a total of $152,376, to the Company within 30 days. The Company received the payment of $152,376 in January 2018.

Under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750 less the amount that he repaid as of December 31, 2016 is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of resolving these claims pursuant to the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of December 31, 2017, which amount represents the amount the Company currently believes Culpepper owes to the Company, while the Company pursues collection of this amount.

Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties are proceeding to arbitration, under the commercial rules of the American Arbitration Association, which will include, among other claims, both Culpepper’s claim for severance against Provectus and Provectus’ claims against Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The complaint against BHS has been filed and served, an answer has been received, and the parties are in the midst of discovery.

The RSM Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court of Mecklenburg County, North Carolina against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation and breach of fiduciary duty arising from accounting, internal auditing and consulting services provided by RSM to the Company. The Company alleges that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company similarly alleges that Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company further alleges that had RSM provided competent accounting, internal audit and consulting services, it would have discovered Dees’ and Culpepper’s conduct at its inception and prevented the misuse of these and future funds. The Company has made a claim for damages against RSM in an amount in excess of $10 million. The Complaint against RSM has been filed and RSM has moved to dismiss the Complaint. The motion to dismiss has been briefed and argued and the parties are awaiting a ruling.

The BDO Lawsuit

On November 16, 2017, the Company filed a demand for arbitration with the American Arbitration Association that alleges professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation, and breach of fiduciary duty by the Company’s former external audit firm, BDO USA LLP (“BDO”), arising from accounting, external auditing, and consulting services provided by BDO related to travel and expense advances and reimbursements received by Dees and former Company executive Culpepper. This lawsuit seeks damages in excess of $10 million from BDO. The Company and BDO participated in a mediation on March 9, 2018. No resolution has been reached, although negotiations continue.

Other Regulatory Matters

From time to time the Company receives subpoenas and/or requests for information from governmental agencies with respect to its business. The Company received a subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Dees. The Company also received a subsequent subpoena from the staff of the SEC related to the travel expense advancements and reimbursements received by Culpepper. On December 12, 2017, the Company reached a settlement with the SEC in connection with these investigations. Under the terms of the SEC settlement, the Company, without admitting or denying the findings of the SEC, consented to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, 14a-3, and 14a-9 thereunder.

14. Subsequent Events

Convertible Notes Payable – Related Parties

Subsequent to December 31, 2017, the Company entered into PRH Notes with accredited investors in the aggregate principle amount of $1,356,000 in connection with Loans received by the Company for the same amount. $750,000 of the proceeds were received from a related party. See Note 2 – Liquidity and Going Concern for the terms of the PRH Notes.

Exercise of Warrants

In addition, holders of 7,926,739 warrants to purchase the common stock of the Company at $0.0533 per share, have exercised these warrants. The Company has received proceeds in the aggregate amount of $422,495.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. During the year ended December 31, 2017, we completed our remediation of certain deficient internal controls.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2017.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above as it relates to our successful remediation of material weaknesses in internal control.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation for the Company’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Series A Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.4	Form of Series B Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.5	Form of Series C Warrant issued to each of the purchasers identified on the signature pages of the Securities Purchase Agreement dated as of January 13, 2011 (incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

4.6	Form of Warrant issued to Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

4.7

Form of Warrant issued to investors in connection with the offering of the Company’s 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 12, 2010).

4.8	Form of Warrant issued to investors in connection with the offering of the Company’s Series A 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 28, 2013).

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

4.11	Second Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.12	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015).

4.13	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.14	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

10.1*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.4	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.5	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

10.6	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

10.7	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

10.8	Purchase Agreement dated as of July 22, 2013, by and between Provectus Pharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 26, 2013).

10.9*	Amended and Restated Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Item current report on Form 8-K filed with the SEC on April 30, 2014).

10.10*	Amended and Restated Executive Employment Agreement by and between the Company and Eric A. Wachter, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.11*	Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2014).

10.12	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.13	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.14	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.15*	Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 22, 2016).

10.16*	Amendment No. 1 to the Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass (incorporated by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

10.17	Form of Securities Purchase Agreement between Provectus Biopharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016) (exhibits and schedules have been omitted, and the Company agrees to furnish to the Commission a copy of any omitted exhibits and schedules upon request).

10.18	Warrant Agency Agreement, dated August 30, 2016, by and between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 30, 2016).

10.19	Convertible Promissory Note dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 21, 2017).

10.20	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.21	Secured Convertible Promissory Note between the Company and Cal Enterprises LLC, dated April 3, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.22	Amended and Restated Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated April 3, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.23	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.24	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.25*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.26*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

23.1†	Consent of Marcum LLP (Independent Registered Public Accounting Firm).

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 22, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (iii) the Consolidated Statements of Equity for the years ended December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2018

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Timothy C. Scott, Ph.D.	President (principal executive officer)	March 22, 2018
Timothy C. Scott, Ph.D.

/s/ John R. Glass	Interim Chief Financial Officer	March 22, 2018
John R. Glass	(principal financial officer and principal accounting officer)

/s/ Jan E. Koe	Director	March 22, 2018
Jan E. Koe

/s/ Bruce Horowitz	Director and Chief Operations Consultant	March 22, 2018
Bruce Horowitz

/s/ Dominic Rodrigues	Director and Chairman of the Board	March 22, 2018
Dominic Rodrigues

/s/ Eric A. Wachter, Ph.D.	Director and Chief Technology Officer	March 22, 2018
Eric A. Wachter, Ph.D.

