Form 10-Q
period 2018-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2018-05-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2018, was 380,690,614.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations. These statements also express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017), and the following:

●	our potential receipt of sales from investigational drug products PV-10 and PH-10 (if and when approved), transaction fees, licensing and royalty payments, and/or payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to our investigational drug products, and/or drug substance Rose Bengal (and/or any other halogenated xanthene);

●	our ability to raise additional capital; and

●	our ability to close on additional tranches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$244,096	$105,504
Short-term receivable - settlement and other	200,000	452,376
Prepaid expenses	300,669	400,416
Total Current Assets	744,765	958,296

Equipment and furnishings, less accumulated depreciation of $39,968 and $36,445, respectively	83,045	86,569
Patents, net of accumulated amortization of $10,312,877 and $10,145,098, respectively	1,402,567	1,570,347
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	371,777	365,685

Total Assets	$3,057,654	$3,436,397

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$3,681,776	$3,270,505
Other accrued expenses	959,838	728,735

Total Current Liabilities	4,641,614	3,999,240

Convertible notes payable	5,162,000	4,456,000
Convertible notes payable - related parties	5,750,000	5,000,000

Total Liabilities	15,553,614	13,455,240

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 and 100 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $3,500 and $3,500 at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 378,888,190 and 370,961,451 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	378,889	370,962
Additional paid-in capital	208,765,999	208,351,431
Accumulated deficit	(221,640,848)	(218,741,236)

Total Stockholder's Deficiency	(12,495,960)	(10,018,843)

Total Liabilities and Stockholders’ Deficiency	$3,057,654	$3,436,397

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating Expenses:
Research and development	$1,943,063	$1,753,648
General and administrative	962,718	2,644,525

Total Operating Loss	(2,905,781)	(4,398,173)

Investment income	6,169	8,675

Net Loss	(2,899,612)	(4,389,498)

Dividend paid-in kind to preferred shareholders	-	(14,007)

Net Loss Applicable to Common Shareholders	$(2,899,612)	$(4,403,505)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	377,369,385	365,207,402

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,899,612)	$(4,389,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,524	2,631
Amortization of patents	167,780	167,780
Changes in operating assets and liabilities
Settlement receivable	246,284	91,365
Other current assets	99,747	110,047
Accounts payable - trade	411,271	850,990
Other accrued expenses	231,104	(62,101)
Net Cash Used In Operating Activities	(1,739,902)	(3,228,786)

Cash Flows From Investing Activities
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	706,000	-
Proceeds from issuance of convertible notes payable - related party	750,000	2,500,000
Proceeds from exercise of warrants	422,494	-
Net Cash Provided By Financing Activities	1,878,494	2,500,000
Net Change In Cash and Cash Equivalents	138,592	(728,786)

Cash and Cash Equivalents, Beginning of Period	105,504	1,165,738
Cash and Cash Equivalents, End of Period	$244,096	$436,952

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$-	$5,582
Issuance in-kind of preferred stock dividends	$-	$14,007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $244,096 at March 31, 2018, compared with $105,504 at December 31, 2017. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2017 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due. Subsequent to March 31, 2018, the Company received aggregate Loans of $700,000 in connection with the 2017 Financing. Also, subsequent to March 31, 2018, warrant holders exercised warrants to purchase an aggregate of 2,302,424 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $122,719 and issued 2,302,424 shares of common stock to the warrant holders. See Note 7 – Subsequent Events.

The primary business objective of management is to build the Company into a fully integrated global biotechnology company. The Company, however, cannot assure you that it will be successful in co-developing or licensing PV-10, PH-10, or any other halogenated xanthene-based drug candidate developed by the Company, or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2018 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 3 – Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 and does not believe that the adoption of ASU 2018-05 will have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

As of March 31, 2018, the Company had received aggregate Loans of $10,912,000 in connection with the 2017 Financing. For further details on the terms of the PRH Notes, refer to our Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission on March 23, 2018.

Subsequent to March 31, 2018, the Company received aggregate Loans of $700,000 in connection with the 2017 Financing. See Note 7 – Subsequent Events.

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

As of March 31, 2018, and through the date of filing, the Series D Preferred Stock had not been designated by the Board and, accordingly, the PRH Notes are not convertible into shares of Series D Preferred Stock. As a result, the Company did not analyze the Loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of March 31, 2018.

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

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2,500,000. As of March 31, 2018, the Company had borrowed the entire $2,500,000 under this note.

During the quarter ended March 31, 2018, the Company amended the above notes to change the maturity date from 24 months to 18 months in order to be consistent with the other outstanding PRH Notes. The actual maturity dates will be determined after the completion of the 2017 Financing.

During the three months ended March 31, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $750,000. As of March 31, 2018, the Company had drawn down the entire $750,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the three months ended March 31, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $706,000. As of March 31, 2018, the Company had drawn down the entire $706,000 under these notes.

5. Stockholders’ Deficiency

Exercise of Warrants

During the three months ended March 31, 2018, warrant holders exercised warrants to purchase an aggregate of 7,926,739 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $422,494 and issued 7,926,739 shares of common stock to the warrant holders.

6. Litigation

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Company’s Board of Directors unanimously voted to terminate Culpepper, effective immediately, from all positions he held with the Company and each of its subsidiaries, including interim Chief Executive Officer and Chief Operating Officer of the Company, “for cause”, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by the Audit Committee of the Board of Directors regarding improper expense reimbursements to Culpepper.

The Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. The Audit Committee found that Culpepper received $294,255 in expense reimbursements that were unsubstantiated or otherwise improper. The Company seeks to recover from Culpepper the entire $294,255 in expense reimbursements, as well as all attorney’s fees and auditors’/experts’ fees incurred by the Company in connection with the examination of his expense reimbursements. On December 12, 2017, Culpepper agreed to an order by the SEC to pay disgorgement of $140,115, and prejudgment interest of $12,261, for a total of $152,376, to the Company within 30 days. The Company received the payment of $152,376 in January 2018.

The Company takes the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of March 31, 2018 and December 31, 2017, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties are proceeding to arbitration under the commercial rules of the American Arbitration Association, which will include, among other claims, both Culpepper’s claim for severance against Provectus and Provectus’ claims against Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement. The arbitration hearing is scheduled to begin on May 15, 2018.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The complaint against BHS has been filed and served, an answer has been received, and the parties are in the midst of discovery. BHS has also filed a Motion for Summary Judgment, which is scheduled to be argued in May 2018.

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

7. Subsequent Events

Convertible Notes Payable

Subsequent to March 31, 2018, the Company entered into a PRH Note with a related party in the principal amount of $200,000 and a PRH Note with a non-related party in the principal amount of $500,000. The Company has received the proceeds of $700,000 relating to these notes.

Exercise of Warrants

Subsequent to March 31, 2018, warrant holders exercised warrants to purchase an aggregate of 2,302,424 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $122,719 and issued 2,302,424 shares of common stock to the warrant holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview of Core Technologies

Provectus is a clinical-stage biotechnology company developing a new class of drugs based on halogenated xanthenes, such as Rose Bengal (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein). Intralesional PV-10, the first small molecule oncolytic immunotherapy, which can induce immunogenic cell death, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. For psoriasis, pathways significantly improved include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Research and Development

Research and Development expenses increased by $189,415, or approximately 11% year-over-year, from $1,753,648 for the three months ended March 31, 2017 to $1,943,063 for the three months ended March 31, 2018. Research and development costs of $1,943,063 for the three months ended March 31, 2018 included amortization of patents of $167,780, payroll of $139,423, conferences of $10,000, consulting and contract labor of $1,456,673, insurance of $75,719, lab supplies and pharmaceutical preparations of $21,285, travel of $41,570, rent and utilities of $17,859, depreciation expense of $2,162, and other costs of $10,592.

Research and development costs of $1,753,648 for the three months ended March 31, 2017 included patent amortization expense of $167,780, payroll of $92,949, conference expenses of $3,547, consulting and contract labor of $1,379,799, insurance of $77,841, lab supplies and pharmaceutical preparations of $9,877, rent and utilities of $19,224, and depreciation expense of $2,631.

The overall increase was due primarily to higher consulting and contract labor of approximately $76,875, lab supplies of $11,408, payroll of $46,474, conferences and travel of $51,570, and other costs totaling $3,088.

General and Administrative

General and administrative expenses decreased by $1,681,807, or approximately 64% year-over-year, from $2,644,525 for the three months ended March 31, 2017 to $962,718 for the three months ended March 31, 2018. The overall decrease was due primarily to (i) decreased legal expenses of approximately $731,875 due to a decline in investigations and litigation as well as lower negotiated hourly rates, (ii) an approximate $1,112,739 decrease in professional fees due to the termination and reduction in scope of certain vendor services and contracts, (iii) decreased travel expenses of $14,650, (iv) decrease in other cost of $22,778, and (v) partially offset by interest on convertible notes payable of $200,235.

Investment Income

Investment income is immaterial for all periods presented.

Liquidity and Capital Resources

Our cash and cash equivalents were $244,096 at March 31, 2018, compared to $105,504 at December 31, 2017. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $221,640,848 as of March 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2017 Financing discussed below; however, there can be no assurance we will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed for us to continue and complete our Phase 3 and other clinical trials.

Subsequent to March 31, 2018, the Company entered into a PRH Note with a related party in the principal amount of $200,000 and a PRH Note with a non-related party in the principal amount of $500,000. The Company has received the proceeds of $700,000 relating to these notes. Also, subsequent to March 31, 2018, warrant holders exercised warrants to purchase an aggregate of 2,302,424 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $122,719 and issued 2,302,424 shares of common stock to the warrant holders.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital through the 2017 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a fully integrated biotechnology company; however, we cannot assure you that management will be successful in implementing its business plan of developing, licensing and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2018 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and/or outstanding stock options, or public offerings of debt and/or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2017 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 6 – Litigation.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the three months ended March 31, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $750,000. As of March 31, 2018, the Company had drawn down the entire $750,000 under these notes.

During the three months ended March 31, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $706,000. As of March 31, 2018, the Company had drawn down the entire $706,000 under these notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

For further details on the terms of the PRH Notes, refer to in our Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission on March 23, 2018.

Exercise of Warrants

During the quarter ended March 31, 2018, warrant holders exercised warrants to purchase 7,926,739 shares of common stock at a price of $0.0533 per share or $422,495.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1**	Second Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018.

10.2**	Third Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018.

10.3**	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018.

10.4**	First Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and CAL Enterprises LLC, dated January 22, 2018.

10.5	Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated January 25, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 30, 2018).

10.6	Secured Convertible Promissory Note between the Company and Timothy C. Scott, dated February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 26, 2018).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 9, 2018	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

	By:	/s/ John R. Glass
John R. Glass
Interim Chief Financial Officer (Principal Financial Officer)

