Form 10-Q
period 2018-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2018-08-07
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Not Applicable

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2018, was 383,111,028.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$130,633	$105,504
Short-term receivables - settlement and other	974,767	452,376
Prepaid expenses	273,552	400,416

Total Current Assets	1,378,952	958,296

Equipment and furnishings, less accumulated depreciation of $43,492 and $36,445, respectively	79,522	86,569
Patents, net of accumulated amortization of $10,480,657 and $10,145,098, respectively	1,234,787	1,570,347
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	377,220	365,685

Total Assets	$3,525,981	$3,436,397

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$3,500,467	$3,270,505
Other accrued expenses	1,363,904	728,735

Total Current Liabilities	4,864,371	3,999,240

Convertible notes payable	6,412,000	4,456,000
Convertible notes payable - related parties	5,950,000	5,000,000

Total Liabilities	17,226,371	13,455,240

Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at June 30, 2018 and December 31, 2017; aggregate liquidation preference of $3,500 at June 30, 2018 and December 31, 2017	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 383,111,028 and 370,961,451 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	383,111	370,962
Additional paid-in capital	209,013,555	208,351,431
Accumulated deficit	(223,097,056)	(218,741,236)

Total Stockholder’s Deficiency	(13,700,390)	(10,018,843)

Total Liabilities and Stockholders’ Deficiency	$3,525,981	$3,436,397

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Expenses:
Research and development	$987,239	$2,252,890	$2,930,302	$4,006,538
General and administrative	1,342,210	1,050,004	2,304,928	3,694,529

Total Operating Loss	(2,329,449)	(3,302,894)	(5,235,230)	(7,701,067)

Gain on settlement of lawsuit	825,000	-	825,000	-
Research and development tax credit	42,685	-	42,685	-
Investment income	5,556	8,075	11,725	16,750

Net Loss	(1,456,208)	(3,294,819)	(4,355,820)	(7,684,317)

Dividend paid-in kind to preferred shareholders	-	(50)	-	(14,057)

Net Loss Applicable to Common Shareholders	$(1,456,208)	$(3,294,869)	$(4,355,820)	$(7,698,374)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	381,574,365	370,354,643	379,483,491	367,795,241

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(4,355,820)	$(7,684,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,047	9,422
Amortization of patents	335,560	335,560
Issuance of stock for services	80,000	-
Changes in operating assets and liabilities
Settlement receivable	(533,926)	183,329
Other current assets	126,864	115,565
Accounts payable - trade	229,962	1,354,439
Other accrued expenses	635,169	98,098

Net Cash Used In Operating Activities	(3,475,145)	(5,587,904)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	1,956,000	2,550,000
Proceeds from issuance of convertible notes payable - related party	950,000	3,000,000
Proceeds from exercise of warrants	594,274	-
Net Cash Provided By Financing Activities	3,500,274	5,550,000

Net Change In Cash and Cash Equivalents	25,129	(37,904)

Cash and Cash Equivalents, Beginning of Period	105,504	1,165,738

Cash and Cash Equivalents, End of Period	$130,633	$1,127,834

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$-	$3,987
Dividend paid-in kind to preferred shareholders	$-	$1,595
Issuance in-kind of preferred stock dividends	$-	$14,057

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing a new class of drugs for oncology and dermatology based on halogenated xanthenes. Intralesional PV-10 is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $130,633 at June 30, 2018, compared with $105,504 at December 31, 2017. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2017 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, but no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due. Subsequent to June 30, 2018, the Company received aggregate Loans of $300,000 in connection with the 2017 Financing. See Note 7 – Subsequent Events.

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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 adds various “SEC” paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 and does not believe that the adoption of ASU 2018-05 will have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on the Company’s condensed consolidated financial statements.

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

The 2017 Financing is in the form of secured convertible loans (the “Loans”) from the PRH Group or other investors in the 2017 Financing (the “Investors”). The Loans are evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”) from the Company to the PRH Group or the investors.

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

As of June 30, 2018, and through the date of filing, the Series D Preferred Stock had not been designated by the Board and, accordingly, the PRH Notes are not convertible into shares of Series D Preferred Stock. As a result, the Company did not analyze the Loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2018.

As of June 30, 2018, the Company had received aggregate Loans of $12,362,000 in connection with the 2017 Financing from both non-related and related parties. For further details on the terms of the PRH Notes, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018.

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

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2,500,000. As of June 30, 2018, the Company had borrowed the entire $2,500,000 under this note.

During the six months ended June 30, 2018, the Company amended the above notes to modify the maturity date from 24 months to 18 months in order to be consistent with the other outstanding PRH Notes. The actual maturity dates will be determined after the completion of the 2017 Financing.

During the six months ended June 30, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $950,000. As of June 30, 2018, the Company had drawn down the entire $950,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the six months ended June 30, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $1,956,000. As of June 30, 2018, the Company had drawn down the entire $1,956,000 under these notes. Included in the $1,956,000 is one PRH note totaling $500,000 with terms of principal and interest due twenty-four (24) months from date of signing. This note will mature in June 2020.

5. Stockholders’ Deficiency

Exercise of Warrants

During the six months ended June 30,2018, warrant holders exercised warrants to purchase an aggregate of 11,149,577 shares of commons stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $594,273 and issued 11,149,577 shares of common stock to the warrant holders.

Other Common Stock Issuances

During the six months ended June 30, 2018, the Company issued 1,000,000 shares of common stock in payment of services with a grant date fair value of $80,000.

As the fair market value of the service was not readily determinable, the service was valued based on the fair market value of the stock at grant date.

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

The Company takes the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of June 30, 2018 and December 31, 2017, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputes that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties participated in arbitration under the commercial rules of the American Arbitration Association, arbitrating both Culpepper’s claim for severance against Provectus and Provectus’ claims against Culpepper for improper expense reimbursements and amounts Culpepper owes Provectus under the Derivative Lawsuit Settlement (the “Culpepper Arbitration”). The Culpepper Arbitration hearing was held from May 15, 2018 through May 18, 2018.

On July 12, 2018, the arbitrator issued an interim award in favor of the Company, the terms of which are confidential pursuant to the terms of the Culpepper Employment Agreement and instructed the parties that a final award is forthcoming.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The complaint against BHS has been filed and served, an answer has been received, and the parties are in the midst of discovery. BHS filed a Motion for Summary Judgment, which was denied in full by the Court on June 21, 2018.

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

The BDO Matter

On November 16, 2017, the Company filed a demand for arbitration with the American Arbitration Association that alleged professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation, and breach of fiduciary duty by the Company’s former external audit firm, BDO USA LLP (“BDO”), arising from accounting, external auditing, and consulting services provided by BDO related to travel and expense advances and reimbursements received by Dees and former Company executive Culpepper. During the quarter ended June 30, 2018, this matter was resolved pursuant to a settlement between the parties, the terms of which are confidential.

Subsequent to June 30, 2018, the proceeds from the settlement were received.

7. Subsequent Events

Convertible Notes Payable

Subsequent to June 30, 2018, the Company entered into a PRH Note with a related party in the principal amount of $200,000 and a PRH Note with a non-related party in the principal amount of $100,000. The Company has received the proceeds of $300,000 relating to these notes.

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

Overview of Core Technologies

Provectus is a clinical-stage biotechnology company developing a new class of drugs for oncology and dermatology based on halogenated xanthenes, such as Rose Bengal (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein). Intralesional PV-10, the first small molecule oncolytic immunotherapy, which can induce immunogenic cell death, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. For psoriasis, pathways significantly improved include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

Research and Development

Research and development expenses decreased by $1,265,651, from $2,252,890 for the three months ended June 30, 2017 to $987,239 for the three months ended June 30, 2018, a decrease of approximately 56% year-over-year. The decrease was due primarily to the settlement between the Company and a former contract research organization whereby the Company received a credit for $1,051,116 against its overall amounts due coupled with overall lower contractor cost of $325,854, and conference expense of $25,506, offset by an increase in lab supplies and pharmaceutical preparations of $15,815, payroll of $47,116, travel cost of $61,935, and other costs totaling $11,959.

Research and development costs of $987,239 for the three months ended June 30, 2018 included amortization of patents of $167,780, payroll of $133,654, conference expense of $5,000, consulting and contract labor of $484,967, insurance of $75,233, lab supplies and pharmaceutical preparations of $20,390, travel cost of $61,935, rent and utilities of $15,757, depreciation expense of $2,162, and other costs of $20,361.

Research and development costs of $2,252,890 for the three months ended June 30, 2017 included patent amortization expense of $167,780, payroll of $86,538, conference expense of $30,506, consulting and contract labor of $1,861,937, insurance of $76,047, lab supplies and pharmaceutical preparations of $4,575, rent and utilities of $18,716, and depreciation expense of $6,791.

General and Administrative

General and administrative expenses increased by $292,206 from $1,050,004 for the three months ended June 30, 2017 to $1,342,210 for the three months ended June 30, 2018, an increase of approximately 28% year-over-year. The increase was due primarily to (i) increased legal expenses of approximately $195,194 related to lawsuits, (ii) an approximate $48,774 increase in directors’ fees, which were accrued, (iii) increased investor relations expense of $79,880, which was paid in shares of common stock, partially offset by (iv) a decrease in information technology charges of $26,120, and (v) other costs savings of $5,522.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Research and Development

Research and development expenses decreased by $1,076,236, from $4,006,538 for the six months ended June 30, 2017 to $2,930,302 for the six months ended June 30, 2018, a decrease of approximately 27% year-over-year. The decrease was due primarily to the settlement between the Company and a former contract research organization whereby the Company received a credit for $1,051,116 against its overall amounts due coupled with lower consulting and contract labor cost on clinical trials of $248,980, and other cost reductions of $11,976, partially offset by an increase in travel expense of $103,505, lab supplies and pharmaceutical preparations of $27,223, payroll expense of $93,590, and other cost increases of $11,518.

Research and development costs of $2,930,302 for the six months ended June 30, 2018 included patent amortization expense of $335,560, payroll of $273,077, conference expense of $15,000, consulting and contract labor of $1,941,640, insurance of $150,952, lab supplies and pharmaceutical preparations of $41,674, travel cost of $103,505, rent and utilities of $33,616, depreciation expense of $4,324, and other cost of $30,954.

Research and development costs of $4,006,538 for the six months ended June 30, 2017 included patent amortization expense of $335,560, payroll of $179,487, conference expense of $34,054, consulting and contract labor of $3,241,736, insurance of $153,888, lab supplies and pharmaceutical preparations of $14,451, rent and utilities of $37,940, and depreciation expense of $9,422.

General and Administrative

General and administrative expenses decreased by $1,389,601, from $3,694,529 for the six months ended June 30, 2017 to $2,304,928 for the six months ended June 30, 2018, a decrease of approximately 38% year-over-year. The decrease was primarily due to (i) decreased legal expense of $536,681 due to a decline in investigations and litigations, (ii) an approximate $1.1 million decrease in professional fees due to the termination and reduction in scope of certain vendor services contracts, (iii) offset by an increase in director’s fees of $105,024, which were accrued, (iv) a credit of $97,500 applied in 2017 for contributions not contributed, (v) increased rent expense of $14,233, and (vi) other cost increases of $30,323.

Investment Income

Investment income is immaterial for all periods presented.

Liquidity and Capital Resources

Our cash and cash equivalents were $130,633 at June 30, 2018, compared to $105,504 at December 31, 2017. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $223,097,056 as of June 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2017 Financing discussed elsewhere in this filing; however, there can be no assurance we will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed for us to continue and complete our Phase 3 and other clinical trials.

Subsequent to June 30, 2018, the Company entered into a PRH Note with a related party in the principal amount of $200,000 and a PRH Note with a non-related party in the principal amount of $100,000. The Company has received the proceeds of $300,000 relating to these notes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the six months ended June 30, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $950,000. As of June 30, 2018, the Company had drawn down the entire $950,000 under these notes.

During the six months ended June 30, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $1,956,000. As of June 30, 2018, the Company had drawn down the entire $1,956,000 under these notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

For further details on the terms of the PRH Notes, refer to in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018.

Exercise of Warrants

During the six months ended June 30, 2018, warrant holders exercised warrants to purchase 11,149,577 shares of common stock at a price of $0.0533 per share or $594,273.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.2	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 7, 2018	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

	By:	/s/ John R. Glass
John R. Glass
Interim Chief Financial Officer (Principal Financial Officer)

