Form 10-Q
period 2018-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2018-11-08
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2018, was 384,614,528.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$231,920	$105,504
Short-term receivables - settlement and other	2,005	452,376
Prepaid expenses	207,773	400,416

Total Current Assets	441,698	958,296

Equipment and furnishings, less accumulated depreciation of $47,015 and $36,445, respectively	75,999	86,569
Patents, net of accumulated amortization of $10,648,438 and $10,145,098, respectively	1,067,007	1,570,347
Long-term receivable – reimbursable legal fees, net of reserve for uncollectibility of $455,500	455,500	455,500
Long-term receivable – settlement, net of discount and reserve for uncollectibility of $1,549,043	382,016	365,685

Total Assets	$2,422,220	$3,436,397

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$2,460,469	$3,270,505
Other accrued expenses	789,552	327,143

Total Current Liabilities	3,250,021	3,597,648

Accrued interest	518,495	172,925
Accrued interest - related parties	580,311	228,667
Convertible notes payable	7,012,000	4,456,000
Convertible notes payable - related parties	6,350,000	5,000,000

Total Liabilities	17,710,827	13,455,240

Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at September 30, 2018 and December 31, 2017; aggregate liquidation preference of $3,500 at September 30, 2018 and December 31, 2017	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 383,501,028 and 370,961,451 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	383,502	370,962
Additional paid-in capital	209,033,950	208,351,431
Accumulated deficit	(224,706,059)	(218,741,236)

Total Stockholder’s Deficiency	(15,288,607)	(10,018,843)

Total Liabilities and Stockholders’ Deficiency	$2,422,220	$3,436,397

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Expenses:
Research and development	$528,355	$2,261,060	$3,458,657	$6,267,598
General and administrative	829,406	732,688	2,693,293	4,325,851
Total Operating Loss	(1,357,761)	(2,993,748)	(6,151,950)	(10,593,449)
Other Income/(Expense):
Gain on settlement of lawsuit	-	-	825,000	-
Research and development tax credit	-	-	42,685	-
Investment income	4,932	7,511	16,657	24,261
Interest expense	(256,173)	(125,256)	(697,214)	(226,622)

Net Loss	(1,609,003)	(3,111,493)	(5,964,823)	(10,795,810)

Dividend paid-in kind to preferred shareholders	-	(50)	-	(14,107)

Net Loss Applicable to Common Shareholders	$(1,609,003)	$(3,111,543)	$(5,964,823)	$(10,809,917)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	383,256,742	370,546,735	380,754,529	368,722,485

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(5,964,823)	$(10,795,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,570	12,500
Amortization of patents	503,340	503,340
Issuance of stock for services	80,000	-
Changes in operating assets and liabilities
Settlement receivable	434,040	275,941
Prepaid Expense	192,643	35,139
Accounts payable - trade	(810,036)	1,799,409
Other accrued expenses	462,409	(114,462)
Accrued interest expense	697,214	401,592

Net Cash Used In Operating Activities	(4,394,643)	(7,882,351)

Cash Flows From Investing Activities
Purchase of fixed assets	(0)	(25,639)
Net Cash Used In Investing Activities	(0)	(25,639)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	2,556,000	2,950,000
Proceeds from issuance of convertible notes payable - related party	1,350,000	4,000,000
Proceeds from exercise of warrants	615,059	533
Net Cash Provided By Financing Activities	4,521,059	6,950,533
Net Change In Cash and Cash Equivalents	126,416	(957,457)
Cash and Cash Equivalents, Beginning of Period	105,504	1,165,738
Cash and Cash Equivalents, End of Period	$231,920	$208,281

Supplemental Disclosures of Cash Flow Information:

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$-	$3,987
Dividend paid-in kind to preferred shareholders	$-	$1,595
Issuance in-kind of preferred stock dividends	$-	$14,107
Reclassification of warrant liability	$-	$-
Common stock issued in satisfaction of trade debt	$-	$17,300
Notes payable issued in satisfaction of trade debt	$-	$150,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $231,920 at September 30, 2018, compared with $105,504 at December 31, 2017. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2017 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, but no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2017 Financing or otherwise, it will not be able to pay its obligations as they become due. Subsequent to September 30, 2018, the Company received aggregate loans of $100,000 in connection with the 2017 Financing. See Note 7 – Subsequent Events.

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). The amendments in ASU 2018-10 are to address stakeholders’ questions about how to apply certain aspects of the new guidance in ASC 842. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating its lease assets and lease liabilities to be recorded as of January 1, 2019. The Company continues to evaluate other provisions of the updated guidance and expects to complete its analysis by December 31, 2018.

In July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and the amendments in ASU 2018-11 related to separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently in the process of evaluating its lease assets and lease liabilities to be recorded as of January 1, 2019. The company continues to evaluate other provisions of the updated guidance and expects to complete its analysis by December 31, 2018.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

Reclassifications

Certain accounts in the prior year’s condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s condensed consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

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

The principal amounts of the PRH Notes and the interest payable under the Loan would automatically convert into shares of the Company’s Series D Preferred Stock at a price per share equal to $0.2862 effective on the 18-month anniversary of the funding of the final tranche of the 2017 Financing subject to certain exceptions if the Company’s Board of Directors (the “Board”) designates such series of preferred stock in the future.

As of September 30, 2018, and through the date of filing, the Series D Preferred Stock had not been designated by the Board and, accordingly, the PRH Notes are not convertible into shares of Series D Preferred Stock. As a result, the Company did not analyze the Loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of September 30, 2018.

As of September 30, 2018, the Company had received aggregate Loans of $13,362,000 in connection with the 2017 Financing from both non-related and related parties. For further details on the terms of the PRH Notes, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018.

Convertible Notes Payable – Related Parties

On February 21, 2017, the Company issued a promissory note in favor of Eric A. Wachter, Ph.D., the Company’s Chief Technology Officer (“Wachter”), evidencing an unsecured loan from Wachter to the Company in the original principal amount of up to $2,500,000 (the “Wachter Note”). Interest accrues on the outstanding balance of the Wachter Note at six percent (6%) per annum calculated on a 360-day basis. As of September 30, 2018, the Company had borrowed the entire $2,500,000 under this note.

On April 3, 2017, the Company entered into a PRH Note with Cal Enterprises LLC, a Nevada limited liability company, an affiliate of Dominic Rodrigues, a director of the Company, in the principal amount of up to $2,500,000. As of September 30, 2018, the Company had borrowed the entire $2,500,000 under this note.

During the nine months ended September 30, 2018, the Company amended the above notes to modify the maturity date from 24 months to 18 months from the date of the funding of the final tranche of the 2017 Financing, which has yet to occur, in order to be consistent with the other outstanding PRH Notes. The actual maturity dates will be determined after the completion of the 2017 Financing.

During the nine months ended September 30, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $1,350,000. As of September 30, 2018, the Company had drawn down the entire $1,350,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the nine months ended September 30, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $2,556,000. As of September 30, 2018, the Company had drawn down the entire $2,556,000 under these notes. Included in these notes is one PRH Note totaling $500,000 with terms of principal and interest due twenty-four (24) months from date of signing. This note will mature in June 2020.

5. Stockholders’ Deficiency

Exercise of Warrants

During the nine months ended September 30, 2018, warrant holders exercised warrants to purchase an aggregate of 11,539,577 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $615,059 and issued 11,539,577 shares of common stock to the warrant holders.

Other Common Stock Issuances

During the nine months ended September 30, 2018, the Company issued 1,000,000 shares of common stock in payment of services with a grant date fair value of $80,000. As the fair market value of the service was not readily determinable, the service was valued based on the fair market value of the stock at grant date.

6. Commitments, Contingencies and Litigation

Agreement with Clinical Operations Vendor

On April 18, 2018, the Company reached a settlement with a former clinical operations vendor whereby the Company received a credit of approximately $1.7 million to be applied against amounts previously owed by the Company for services rendered. Such credit has been included as a reduction in research and development expenses on the Company’s condensed consolidated statements of operations.

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the Board unanimously voted to terminate Peter R. Culpepper (“Culpepper”), effective immediately, from all positions he held with the Company and each of its subsidiaries, including interim Chief Executive Officer and Chief Operating Officer of the Company, “for cause”, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by the Audit Committee of the Board regarding improper expense reimbursements to Culpepper.

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba shareholder derivative lawsuit (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of September 30, 2018 and December 31, 2017, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputed that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties participated in arbitration under the commercial rules of the American Arbitration Association, arbitrating both Culpepper’s claim for severance against the Company and the Company’s claims against Culpepper for improper expense reimbursements and amounts Culpepper owes the Company under the Derivative Lawsuit Settlement (the “Culpepper Arbitration”). The Culpepper Arbitration hearing was held from May 15, 2018 through May 18, 2018.

On July 12, 2018, the arbitrator issued an interim award in favor of the Company, the terms of which are confidential pursuant to the terms of the Culpepper Employment Agreement and instructed the parties that a final award was forthcoming. On September 12, 2018, the arbitrator issued its final award in favor of the Company. On October 4, 2018, the Company filed a petition with the Chancery Court for Davidson County, Tennessee to confirm the arbitration award. On November 7, 2018, the Company received Culpepper’s answer to the petition filed on October 4, 2018. The Company is reviewing the response.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee (the “Tennessee Circuit Court”) against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence and breach of fiduciary duty arising from accounting services provided by BHS to the Company. The Company alleges that between 2013 and 2015, H. Craig Dees, Ph. D (“Dees”), the Company’s former Chairman and Chief Executive Officer, received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company further alleges that had BHS provided competent accounting and tax preparation services, it would have discovered Dees’ failure to submit back-up documentation supporting the advanced travel funds at the inception of Dees’ conduct, and prevented the misuse of these and future funds. The Company has made a claim for damages against BHS in an amount in excess of $3 million. The complaint against BHS has been filed and served, an answer has been received, and the parties are in the midst of discovery. BHS filed a Motion for Summary Judgment, which was denied in full by the Tennessee Circuit Court June 21, 2018. Depositions for the BHS lawsuit were taken on August 16 and August 17, 2018. The Company and BHS participated in a mediation of their dispute on October 23, 2018. Having reached no resolution during the mediation, the parties may work towards a resolution. If a settlement between the parties cannot be reached, the Company will continue with the lawsuit.

The RSM Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court for Mecklenburg County, North Carolina (the “North Carolina Circuit Court”) against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation and breach of fiduciary duty arising from accounting, internal auditing and consulting services provided by RSM to the Company. The Company alleges that between 2013 and 2015, Dees received approximately $2.4 million in advanced or reimbursed travel and entertainment expenses from the Company and that Dees did not submit back-up documentation in support of substantially all of the advances he received purportedly for future travel and entertainment expenses. The Company similarly alleges that Culpepper received $294,255 in travel expense reimbursements and advances that were unsubstantiated. The Company further alleges that had RSM provided competent accounting, internal audit and consulting services, it would have discovered Dees’ and Culpepper’s conduct at its inception and prevented the misuse of these and future funds. The Company has made a claim for damages against RSM in an amount in excess of $10 million. The Complaint against RSM was filed by the Company and RSM moved to dismiss the Complaint. On September 28, 2018, RSM’s motion to dismiss was granted in part for breach of fiduciary duty and denied in part for negligence, professional malpractice, negligent misrepresentation, gross negligence, intentional misrepresentation, and fraudulent concealment. The Company was not precluded from seeking consequential or punitive damages on its claims for gross negligence, intentional misrepresentation, and fraudulent concealment at this stage of the litigation. The Company also was not precluded, at this time, from seeking consequential or punitive damages on its claims for breach of contract, negligence, negligent misrepresentation, or professional malpractice to the extent those claims are premised on the outsourcing engagement between the Company and RSM or the engagement between the Company and RSM under which RSM was to review the Company’s financial statements. The North Carolina Circuit Court has recently entered a Case Management Order and the Parties are in the process of beginning discovery in the case.

The BDO Matter

On November 16, 2017, the Company filed a demand for arbitration with the American Arbitration Association that alleged professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation, and breach of fiduciary duty by the Company’s former external audit firm, BDO USA LLP (“BDO”), arising from accounting, external auditing, and consulting services provided by BDO related to travel and expense advances and reimbursements received by Dees and former Company executive Culpepper. During the quarter ended June 30, 2018, this matter was resolved pursuant to a settlement between the parties, the terms of which are confidential. The proceeds from the settlement were received and recorded during the third quarter of 2018.

7. Subsequent Events

Convertible Notes Payable

Subsequent to September 30, 2018, the Company entered into a PRH Note with a related party in the principal amount of $175,000. The Company has received the proceeds of $175,000 relating to the note.

Exercise of Warrants

Subsequent to September 30, 2018, warrant holders exercised warrants to purchase an aggregate of 1,113,500 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $59,350 and issued 1,113,500 shares of common stock to the warrant holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC) on March 23, 2018 (“2017 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

Research and Development

Research and development expenses decreased by $1,732,705 from $2,261,060 for the three months ended September 30, 2017 to $528,355 for the three months ended September 30, 2018, a decrease of approximately 77% year-over-year. The decrease was due primarily to the settlement between the Company and a former clinical operations vendor whereby the Company received a credit for $696,894 against its overall amounts due coupled with overall lower contractor costs of $1,036,895, and payroll of $76,534, offset by an increase in lab supplies and pharmaceutical preparations of $25,412, travel cost of $12,886, rent and utilities of $15,477, and other costs totaling $23,843.

Research and development costs of $528,355 for the three months ended September 30, 2018 included amortization of patents of $167,780, payroll of $139,171, consulting and contract labor of $56,833, insurance of $67,964, lab supplies and pharmaceutical preparations of $33,232, travel cost of $31,143, rent and utilities of $16,459, depreciation expense of $2,162, and other costs of $13,611.

Research and development costs of $2,261,060 for the three months ended September 30, 2017 included patent amortization expense of $167,780, payroll of $215,705, consulting and contract labor of $1,790,622, insurance of $75,073, lab supplies and pharmaceutical preparations of $7,820, rent and utilities of $982, and depreciation expense of $3,078.

General and Administrative

General and administrative expenses increased by $96,718, from $732,688 for the three months ended September 30, 2017 to $829,406 for the three months ended September 30, 2018, an increase of approximately 13% year-over-year. The increase was due primarily to (i) increased legal expenses of approximately $17,763 related to lawsuits, (ii) an approximate $40,000 increase in directors’ fees, which were accrued, (iii) increased travel and entertainment of $18,155, and (iv) an increase in payroll expense of $78,205, partially offset by (v) a decrease in information technology charges of $7,775, (vi) a decrease in accounting expense of $31,777, and (vii) other costs savings of $17,853.

Interest Expense

Interest expense increased by $130,918 from $125,256 for the three months ended September 30, 2017 to $256,173 for the three months ended September 30, 2018, an increase of approximately 105% period-over-period. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Research and Development

Research and development expenses decreased by $2,808,941, from $6,267,598 for the nine months ended September 30, 2017 to $3,458,657 for the nine months ended September 30, 2018, a decrease of approximately 45% year-over-year. The decrease was due primarily to the settlement between the Company and a former clinical operations vendor whereby the Company received a credit for $1,748,010 against its overall amounts due coupled with lower consulting and contract labor cost on clinical trials of $1,285,876, and conference expense of $19,054, partially offset by an increase in payroll expense of $28,574, travel expense of $105,827, lab supplies and pharmaceutical preparations of $52,634, rent and utilities of $11,153, and other cost increases of $45,811.

Research and development costs of $3,458,657 for the nine months ended September 30, 2018 included patent amortization expense of $503,340, payroll of $423,766, conference expense of $15,000, consulting and contract labor of $1,998,472, insurance of $218,917, lab supplies and pharmaceutical preparations of $74,906, rent and utilities of $50,075, depreciation expense of $6,485, travel and entertainment of $134,648, and other cost of $33,048.

Research and development costs of $6,267,598 for the nine months ended September 30, 2017 included patent amortization expense of $503,340, payroll of $395,192, conference expense of $34,054, consulting and contract labor of $5,032,357, insurance of $228,961, lab supplies and pharmaceutical preparations of $22,272, rent and utilities of $38,922, and depreciation expense of $12,500.

General and Administrative

General and administrative expenses decreased by $1,632,558, from $4,325,851 for the nine months ended September 30, 2017 to $2,693,293 for the nine months ended September 30, 2018, a decrease of approximately 38% year-over-year. The decrease was primarily due to (i) decreased legal expense of $518,919 due to a decline in investigations and litigations, (ii) an approximate $1.2 million decrease in professional fees due to the termination and reduction in scope of certain vendor services contracts, and (iii) other cost decreases of $5,142 partially offset by (iv) an increase in directors’ fees of $145,024, which were accrued, (v) a credit of $97,500 applied in 2017 for contributions not contributed, and (vi) increased rent expense of $43,979.

Interest Expense

Interest expense increased by $470,591 from $226,622 for the nine months ended September 30, 2017 to $697,213 for the nine months ended September 30, 2018, an increase of approximately 208% period-over-period. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $231,920 at September 30, 2018, compared to $105,504 at December 31, 2017. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $224,706,059 as of September 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

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

Subsequent to September 30, 2018, the Company entered into a PRH Note with a related party in the principal amount of $175,000. The Company has received the proceeds of $175,000 relating to the note. Also, subsequent to September 30, 2018, warrant holders exercised warrants to purchase an aggregate of 1,113,500 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $59,350 and issued 1,113,500 shares of common stock to the warrant holders.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2017 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital through the 2017 Financing or otherwise, we will not be able to pay our obligations as they become due.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 3 – Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see Note 3 – Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the nine months ended September 30, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $1,350,000. As of September 30, 2018, the Company had drawn down the entire $1,350,000 under these notes.

During the nine months ended September 30, 2018, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $2,556,000. As of September 30, 2018, the Company had drawn down the entire $2,556,000 under these notes.

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

Other Common Stock Issuance

During the nine months ended September 30, 2018, the Company issued 1,000,000 shares of common stock in payment of services with a grant date fair value of $80,000.

The Company believes that such transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated there under) as a transaction by an issuer not involving a public offering.

Exercise of Warrants

During the nine months ended September 30, 2018, warrant holders exercised warrants to purchase 11,539,577 shares of common stock at a price of $0.0533 per share or $615,059.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Secured Convertible Promissory Note between the Company and Edward V. Pershing, dated July 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 30, 2018)

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 8, 2018	By:	/s/ Timothy C. Scott, Ph.D.
Timothy C. Scott, Ph.D.
On behalf of the registrant and as President (Principal Executive Officer)

	By:	/s/ John R. Glass
John R. Glass
Interim Chief Financial Officer (Principal Financial Officer)

