Form 10-K/A
period 2018-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2019-05-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

866-594-5999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of April 30, 2019 was 384,714,528.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Provectus Biopharmaceuticals, Inc. (the “Company,” “our,” “us” or “we,” unless the context indicates otherwise) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019 (the “Original Filing”).

We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV and the Exhibit Index has also been amended to reflect the filing of these new certifications.

The reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except for the Cover Page, Part III, Part IV, Item 15 and the Exhibit Index, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

As of May 9, 2019, our Board of Directors (the “Board”) consists of five members, Bruce Horowitz, Jan Koe, John Lacey, III, M.D., Ed Pershing, CPA, and Dominic Rodrigues, CFA. Set forth below is a biographical summary of the experience of each of our current directors:

Bruce Horowitz, 63, has served as a member of our Board since 2017, and serves as Provectus’ Chief Operating Officer since April 29, 2019; he previously served as the Company’s Chief Operations Consultant since 2017. Mr. Horowitz has served as the Managing Director of Capital Strategists, LLC, which provides corporate, strategic, and financial consulting services, since 2006. He also serves as a trusted advisor to family trusts and private individuals, with a focus on financial asset management, real estate management and special situation investments. He has also served as the Managing Member of Plata LLC since 2017. Earlier in his career Mr. Horowitz was a charter member of the New York Futures Exchange, was a Senior Vice President managing principal equity investment accounts, private equity investments and public offerings at Drake Capital Securities, and managed the trading department at the Los Angeles office of Laidlaw Equities. He was also a partner at Stanley Capital, a private equity buyout firm. Mr. Horowitz was the chairman and a member of two general obligation bond fund committees, raising more than $500 million in general revenue bonds for the Beverly Hills Unified School District. Subsequently, he was named the first chairman of both the state of California-mandated Citizens’ Oversight Committee and Facilities Advisory Committee, overseeing expenditure of all BHUSD general obligation bond funds. Mr. Horowitz is a founding member of the Los Angeles Chapter of the Positive Coaching Alliance. He founded and is currently the president of the Beverly Hills Basketball League, a youth basketball program that serves more than 35,000 families. Mr. Horowitz has also served as a member of the board of directors of the American Youth Soccer Organization and Beverly Hills Little League. He holds a Juris Doctor degree from Benjamin N. Cardozo School of Law in New York City and Bachelor of Arts degree from Washington University in St. Louis.

Jan Koe, 68, has served as a member of our Board since 2012. Mr. Koe has a 31-year track record of success in consulting, asset management, real estate and public company governance, and has represented major insurance firms, national retailers and Fortune 500 companies. He is President of GoStar, which is the manager of Real Solutions Opportunity Fund 2005-I and Real Solutions Fund Management LLC and Real Solutions Investment LLC. He is also Principal of Method K Partners, Inc., a commercial real estate firm, which he founded in 1988. He has served on the board of directors of ONE Bio, Corp. where he was Chair of the Compensation Committee and a member of the Financial Audit Committee. He holds a degree in Business Administration and Psychology from Luther College.

John Lacey, III, M.D., 71, has served as a member of our Board since 2018. Dr. Lacey is the former Chief Medical Officer and Senior Vice President of University Health System d/b/a University of Tennessee Medical Center (“UTMC”), a 600+ bed academic medical center based in Knoxville since 1999. Dr. Lacey served continuously in this capacity from 1999 until retirement from UTMC in 2016. He also operated an internal medicine practice for 39 years. Dr. Lacey graduated from the University of Tennessee with a Bachelor’s degree in Nuclear Engineering and the University of Tennessee Medical School (Memphis) with a Doctor of Medicine degree. Dr. Lacey helped create Knoxville Area Project Access, a partnership with the Knoxville Academy of Medicine and providers to give primary and specialty health services to the uninsured and medically underserved, and was the inaugural chair of the Governor’s Health and Wellness Task Force, which focused on improving Tennessee’s national health ranking. Dr. Lacey has been recognized by several entities for contributions to population health.

Ed Pershing, CPA, 66, has served as the Chair of our Board since 2018. He is Chief Executive Officer of Pershing Yoakley & Associates (“PYA”), a top 20 healthcare consulting and top 100 accounting firm in the U.S. PYA, which he co-founded more than 30 years ago, expanded from a three-employee office to more than 270 employees and five affiliate companies serving more than 3,500 clients in 50 states. Mr. Pershing’s healthcare experience and expertise include turnaround/performance improvement initiatives, long-range planning studies, development of numerous hospital and medical office projects, restructuring of healthcare organizations, liaison between boards of directors and management teams to craft corporate visions and strategies, mergers, acquisitions, divestitures, and leasing arrangements. He has served as an expert witness on healthcare industry matters and in several Certificate of Need appeals. Mr. Pershing also has represented healthcare organizations before regulatory agencies such as the Centers for Medicare & Medicaid Services, Internal Revenue Service, and Departments of Mental Health, Insurance, and Medicaid. He graduated from the University of Tennessee with a Bachelor of Science in Accounting, and was one of 18 professionals from the U.S. and Great Britain to participate in the first Ernst & Ernst Accelerated Healthcare Program, a one-year full-time education and work-study program in healthcare industry matters. Mr. Pershing is a Certified Professional Accountant.

Dominic Rodrigues, CFA, 50, has served as a member of our Board since 2017 (and the Vice Chair of our Board since 2018; he previously served as the Chair from 2017 to 2018). Mr. Rodrigues previously served as President of Rhisk Capital, which provided management consulting, corporate development, and portfolio management services, since 2005. Project industries and technologies included aerospace & defense (a technology-focused investment capital pool; an operational role in a related data communications solution company), biotechnology, financial services (a capital markets-focused technology company), gaming, healthcare, life sciences, nanotechnology (a venture capital fund investment), wealth management (a start-up private wealth office), and restaurants. Since 2013 Mr. Rodrigues has been an Adjunct Professor of Finance at the Lee Business School of the University of Nevada, Las Vegas, where he teaches valuation and CFA exam preparation courses. His business development, corporate development, finance, and leadership experiences at various companies include SAIC Venture Capital Corporation, the multi-billion-dollar subsidiary of research and engineering company SAIC, where he was an observer or member of the board of directors of 11 different firms. Mr. Rodrigues currently serves as a member of the audit & finance committee of Three-Square Food Bank. He holds business, economics, and engineering degrees from The Wharton School, the London School of Economics, the Massachusetts Institute of Technology, and the University of Toronto. Mr. Rodrigues also is a Chartered Financial Analyst.

Experience, Qualifications, Attributes and Skills of Our Directors

Set forth below are the specific experience, qualifications, attributes and skills of our directors that led to the conclusion that each director should serve as a member of our Board.

Bruce Horowitz brings extensive and diverse board of directors, business development, corporate development, strategic planning, capital formation, and leadership experience to our board of directors and company management from his prior and ongoing work, non-profit volunteerism, and educational background.

Jan Koe brings extensive and diverse board of directors and board committee, chief executive, and leadership experience to our board of directors and company management from his prior and ongoing work, and educational background.

John Lacey, III, M.D. brings extensive and diverse board of directors, medical, strategic planning, and leadership experience to our Board and company management from his prior work, non-profit volunteerism, and educational background.

Ed Pershing, CPA brings extensive and diverse board of directors, business development, corporate development, strategic planning, accounting, healthcare industry, and leadership experience to our Board and company management from his prior and ongoing work, non-profit volunteerism, and educational background.

Dominic Rodrigues, CFA brings extensive and diverse board of directors and board committee, business development, corporate development, finance, and leadership experience to our board of directors and company management from his prior and ongoing work and professional volunteerism, and educational background.

Board Leadership Structure

Mr. Pershing serves as non-executive Chairman of our Board and Mr. Rodrigues serves as non-executive Vice Chairman.

We believe that it is appropriate to separate the positions of Chairman and Chief Executive Officer to ensure that the appropriate level of independent oversight is applied to all management decisions and avoids any potential conflicts of interest. The Company does not currently have a Chief Executive Officer, although our Chief Operating Officer, Mr. Horowitz, serves as our principal executive officer. Our entire board of directors is responsible for our risk oversight function due to the fact that we have only three employees.

Board and Committees

Our Board met five times and acted by unanimous written consent eight times in 2018. Each incumbent director attended all meetings of our Board and its committees on which he served during 2018. We do not have a formal policy regarding attendance by Board members at our Annual Stockholders Meeting, but members of our Board are encouraged to attend the 2019 Annual Meeting of Stockholders. Directors Horowitz, Lacey, Pershing, and Rodrigues attended the 2018 Annual Meeting of Stockholders in person, and Director Koe attended via telephone.

We have three standing Board committees: the audit committee, the compensation committee, and the corporate governance and nominating committee (the “nominating committee”).

Audit Committee

The audit committee consists of Dr. Lacey and Messrs. Horowitz, Koe, Pershing, and Rodrigues. Dr. Lacey and Messrs. Koe, Pershing and Rodrigues are independent directors under the listing standards of the NYSE American LLC. Mr. Pershing is the chairman of the audit committee. Our Board has determined that Messrs. Pershing and Rodrigues qualify as “audit committee financial experts,” as defined under the rules of the SEC. The audit committee met four times in 2018.

The audit committee’s responsibilities include:

1.	Hiring one or more independent registered public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control),

2.	Discussing with the independent registered public accounting firm the results of the annual audit and quarterly reviews,

3.	Conducting periodic independent reviews of the systems of accounting (including systems of internal control),

4.	Making reports periodically to our Board with respect to its findings, and

5.	Undertaking other activities described more fully in the section called “Audit Committee Report.”

Our audit committee charter is posted on our website under the “Investors” subpage, at http://provectusbio.com/media/docs/AuditCommitteeCharter.pdf, and is also available in print to any stockholder or other interested party who makes such a request to the Company’s Secretary. The information on our website, however, is not a part of this Amendment.

Compensation Committee

The compensation committee consists of Dr. Lacey and Messrs. Horowitz, Koe, Pershing, and Rodrigues. Dr. Lacey and Messrs. Koe, Pershing, and Rodrigues are independent directors under the listing standards of the NYSE American LLC. Mr. Koe is the chairman of the compensation committee. The compensation committee met three times in 2018.

The compensation committee’s responsibilities include:

1.	Reviewing and approving annually the corporate goals and objectives relevant to each executive officer, and at least annually, evaluating each executive officer’s performance in light of these goals and objectives, and setting each executive officer’s compensation, including salary, bonus and incentive compensation, based on this evaluation,

2.	Reviewing our compensation and benefits plans,

3.	Reviewing and recommending to the entire Board the compensation for members of our Board, and

4.	Other matters that our Board specifically delegates to the compensation committee from time to time.

Our compensation committee charter is posted on our website under the “Investors” subpage, at http://provectusbio.com/media/docs/CompensationCommitteeCharter.pdf, and is also available in print to any stockholder or other interested party who makes such a request to the Company’s Secretary. The information on our website, however, is not a part of this Amendment.

Other Information Concerning Management

As of May 9, 2019, our executive officers are Bruce Horowitz, Chief Operations Officer, Heather Raines, CPA, Chief Financial Officer and Eric A. Wachter, Ph.D., Chief Technology Officer. Set forth below is a biographical summary of the experience of each of our executive officers:

Bruce Horowitz serves as our Chief Operations Officer. Information about his business experience is set forth above under the heading, “Directors.”

Heather Raines, CPA, 52, serves as our Chief Financial Officer (since March 25, 2019). Mrs. Raines previously served as the Company’s Controller from August 2017 until her appointment as the Company’s CFO. Before joining the Company, Mrs. Raines served as the Vice President of Finance for BDry Waterproofing, a service business, from November 2015 to November 2017. She previously managed financial and accounting functions at AMETEK, Inc. (NYSE: AME), a manufacturing company, serving as AMT Business Unit Controller for AMETEK’s wholly-owned subsidiary, Advanced Measurement Technology, Inc., from June 2015 to September 2015, Scientific Instruments Business Unit Controller from September 2013 to May 2015, and Senior Finance Manager from August 2007 to September 2013. Mrs. Raines was a tax analyst at Goody’s Family Clothing from 2006 to 2007, and an Accounting Manager at Siemens Medical Solutions USA, Inc., a wholly-owned subsidiary of Siemens AG (NYSE: SI), from 2005 to 2006, and CTI Molecular Imaging, Inc. (Nasdaq: CTMI) from 1999 to 2005. Mrs. Raines received a Master’s Degree in Accounting from Strayer University and a Bachelor’s Degree in Accounting from the University of Tennessee. She is a Certified Public Accountant (“CPA”), and a member of the American Institute of CPAs and the Tennessee Society of CPAs.

Eric A. Wachter, Ph.D., 55, has served as our Chief Technology Officer (since May 14, 2012); the Company and Dr. Wachter are currently negotiating a new employment agreement. Dr. Wachter previously served as Executive Vice President – Pharmaceuticals and as a member of our Board since we acquired PPI on April 23, 2002 until May 14, 2012 and again from February 29, 2016 to April 27, 2018. Prior to joining us, from 1997 to 2002 he was a senior member of the management team of Photogen, including serving as Secretary and a director of Photogen since 1997 and as Vice President and Secretary and a director of Photogen since 1999. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Based solely on our review of the copies of these forms received by us or representations from reporting persons, we believe that SEC beneficial ownership reporting requirements for 2018 were met.

Code of Ethics

Our Board has adopted a code of ethics that applies to our principal executive officer and principal financial officer, or persons performing similar functions. The code of ethics contains written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. The code of ethics is available without charge upon request from our Secretary, Provectus Biopharmaceuticals, Inc., 10025 Investment Drive, Suite 250, Knoxville, Tennessee 37932.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation of Directors and Executive Officers

Because we are a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in this Amendment and have elected to comply with the scaled-down executive compensation disclosure requirements applicable to smaller reporting companies.

Base Salary and Employment Agreements

On April 28, 2014, we entered into amended and restated executive employment agreements with Drs. Scott and Wachter to serve as our President and Chief Technology Officer, respectively. Each agreement provided that such executive be employed for a five-year term with automatic one-year renewals unless previously terminated pursuant to the terms of the agreement or either party gives notice that the term will not be extended. Each executive officer’s base salary was $500,000 per year. The Company and Drs. Scott and Wachter are parties to a Stipulated Settlement Agreement dated June 6, 2014 (the “Kleba Settlement Agreement”) that was negotiated to resolve certain claims asserted against Drs. Scott and Wachter derivatively, pursuant to which each of Drs. Scott and Wachter agreed to repay the Company compensation that was paid to such executive along with legal fees and other expenses incurred by the Company. Each of Drs. Scott and Wachter had $200,000 withheld from their salary each year for such repayment obligation. On November 26, 2018, the Board provided notice to each of Drs. Scott and Wachter that the Company would not renew their respective employment agreements as of their April 28, 2019 expiration dates.

Independent Contractor Agreements

During 2016, the Company entered into an independent contractor agreement, as amended (the “Glass Agreement”), with Mr. Glass, pursuant to which he served as Interim Chief Financial Officer of the Company. On January 24, 2019, the Board provided Mr. Glass with a 60-day written notice of the Company’s intent to terminate the Glass Agreement. Mr. Glass continued to serve as Interim Chief Financial Officer with the Company until the effective date of the termination of the Glass Agreement on March 25, 2019. The Glass Agreement provided that Mr. Glass be paid $125 per hour. The Glass Agreement further provided that, following the termination of the Glass Agreement by the Company as a result of the hiring of a permanent chief financial officer, Mr. Glass would also be entitled to a severance payment of $20,000 subject to certain terms and conditions set forth in the Glass Agreement.

2019 Executive Employment/Contractor Agreements

On May 8, 2019, our Board promoted Mr. Horowitz to the Company’s Chief Operating Officer. During 2017, the Company entered into an independent contractor agreement, as amended (the “Horowitz Agreement”), with Mr. Horowitz, pursuant to which he has served as Chief Operations Consultant of the Company since April 19, 2017. The Horowitz Agreement was amended on May 8, 2019 to provide that Mr. Horowitz continue to be paid $125 per hour and receive a health insurance allowance of $1,200 per calendar month.

On March 25, 2019, our Board promoted Mrs. Raines to the Company’s Chief Financial Officer. She had previously served as Provectus’ Controller since August 1, 2017. In connection with the promotion, Mrs. Raines is entitled to receive an initial incentive compensation of 50,000 shares of the Company common stock. The term of the employment agreement is from March 25, 2019 to March 24, 2020 and thereafter, the term of her employment will be extended automatically one additional year unless terminated by either the Company or Mrs. Raines upon 30 days prior written notice. In the event of a change in control, Mrs. Raines will be paid an amount equal to 50% of her base salary in the preceding calendar year.

Bonus Awards

No cash bonuses were earned or awarded to our named executive officers in 2018.

Other Benefits

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a vacation policy.

Long-Term Incentives

At the 2014 annual meeting of stockholders, our stockholders approved the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2014 Equity Compensation Plan”), which authorizes our Board to grant options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”), and options that do not qualify as incentive stock options under the Code (“non-qualified stock options,” and collectively with incentive stock options, “options”). We are authorized to grant options under the 2014 Equity Compensation Plan for up to 20,000,000 shares of our common stock. If any options granted under the 2014 Equity Compensation Plan are forfeited or terminated for any reason, the shares of common stock that were subject to the options will again be available for future distribution under the 2014 Equity Compensation Plan. In June 2016, the compensation committee approved an amendment to our 2014 Equity Compensation Plan to allow for restricted stock awards to non-employee directors. Our stockholders approved this amendment at our 2017 annual stockholder meeting.

Under the terms of our 2014 Equity Compensation Plan, prior to the occurrence of a change in control (as defined in the 2014 Equity Compensation Plan), and unless otherwise determined by our Board, any stock options outstanding on the date such change in control is determined to have occurred that are not yet exercisable and vested on such date will become fully exercisable and vested. As of December 31, 2018, named executive officers had no outstanding unvested stock options. No options were awarded to our named executive officers or to directors in 2018.

Summary Compensation Table

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2018 and 2017 to our principal executive officer and our two other executive officers during 2018 (whom we refer to collectively as our “named executive officers”):

Name and Principal Position	Year	Salary		Bonus	All Other Compensation (1)	Total
Timothy C. Scott, Ph.D., Former President(2)	2018	$300,000	(3)	—	$28,473	$328,473
	2017	$300,000	(3)	—	$29,490	$329,490

John Glass, CPA, Former Interim Chief Financial Officer(4)	2018	$234,213		—	—	$234,213
	2017	$276,534		$60,000	—	$336,534

Eric Wachter, Ph.D., Chief Technology Officer(5)	2018	$300,000	(3)	—	$28,360	$328,360
	2017	$300,000	(3)	—	$29,490	$329,490

(1)	Amounts in this column for 2018 are comprised of the following: unused vacation that was accrued totaling $19,231 for Dr. Wachter; and health/vision, life, short term disability, and long-term disability insurance premiums.
(2)	Dr. Scott ceased serving as our President (and principal executive officer), effective as of May 8, 2019.
(3)	This amount reflects the annual base salary for Drs. Scott and Wachter for 2018 and 2017 after $200,000 per year for these years was withheld from their respective salaries in connection with the Kleba Settlement Agreement. In 2018, Dr. Scott applied an additional $150,000 of his salary to the Kleba Settlement Agreement.
(4)	Mr. Glass ceased serving as our Interim Chief Financial Officer on March 25, 2019.
(5)	The Company and Dr. Wachter are currently negotiating a new employment agreement.

Outstanding Equity Awards at 2018 Fiscal Year-end

The following table shows the number of equity awards outstanding as of December 31, 2018 for our named executive officers. All the options were exercisable as of December 31, 2018.

	Option Awards
Name(1)	Number of Shares of Common Stock Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($)	Option Expiration Date
Timothy Scott, Ph.D., Former President	50,000		$1.04	6/19/2019
	50,000		$1.16	6/18/2020
	525,000	(1)	$1.00	7/22/2020
	50,000		$1.04	7/6/2021
	525,000	(1)	$0.93	9/6/2021
	50,000		$0.84	6/28/2022
	50,000		$0.67	8/19/2023
	400,000		$0.75	12/9/2025

Eric Wachter, Ph.D., Chief Technology Officer(2)	50,000		$1.04	6/19/2019
	50,000		$1.16	6/18/2020
	50,000		$1.04	7/6/2021
	400,000		$0.75	12/9/2025
John Glass, Former Interim Chief Financial Officer	-		-	-

(1)	Pursuant to the Kleba Settlement Agreement, Dr. Scott agreed to retain incentive stock options for 100,000 shares but forfeited 50% of the nonqualified stock options granted to him in both 2010 and 2011. The amounts set forth in the table reflect the outstanding options after rescission of 50% of the nonqualified stock options granted to Dr. Scott in 2010 and 2011.
(2)	The Company and Dr. Wachter are currently negotiating a new employment agreement.

Director Compensation

Each non-employee director receives an annual retainer equal to $40,000 in cash as compensation for service as a member of the Board. Non-employee directors serving as members of our audit committee will receive $15,000 per year; the audit committee chairperson will receive $15,000 per year. Non-employee directors serving as members of our corporate governance and nominating committee will receive $10,000 per year; the corporate governance and nominating committee chairperson will receive $15,000 per year. Non-employee directors serving as members of our compensation committee will receive $10,000 per year; the compensation committee chairperson will receive $15,000 per year. Our employee directors are compensated for their service as executive officers and are not separately compensated for their service as directors. Each of our directors is also reimbursed for expenses incurred in fulfilling his duties as a director, including attending meetings.

Director Compensation Table for 2018

Name	Fees Earned or Paid in Cash		Option Awards (1)	All Other Compensation	Total
Bruce Horowitz	$75,000	(2)	—	—	$75,000
Jan Koe	$78,750	(2)	—	—	$78,750
John Lacey, III, MD	$53,991	(2)	—	—	$53,991
Ed Pershing, CPA	$50,616	(2)	—	—	$50,616
Dominic Rodrigues, CFA	$75,000	(2)	—	—	$75,000

(1)	No stock options or restricted stock awards were granted to directors in 2018. As of December 31, 2018, Mr. Koe had a total of 200,000 stock options outstanding.
(2)	Dr. Lacey and Messrs. Horowitz, Koe, Pershing, and Rodrigues accrued their director fees in 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership of Directors, Executive Officers, and Other Stockholders

The following table provides information about the beneficial ownership of common stock as of April 30, 2019, unless otherwise indicated, for each of our directors, each of our executive officers named in the “Summary Compensation Table” in Part III, Item 11 of this Amendment and all of our directors and executive officers as a group. We do not believe any person beneficially owns more than 5% of our outstanding common stock. Each outstanding share of common stock entitles its holder to cast one vote on each matter to be voted on at the 2019 Annual Meeting of Stockholders.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2) (3)
Directors and Named Executive Officers:
Ed Pershing, CPA (Director)	4,265,480	(4)	1.1%
Dominic Rodrigues, CFA (Director)	1,319,880	(5)	*
Bruce Horowitz (Chief Operating Officer and Director)	1,842,243	(6)	*
Jan Koe (Director)	1,336,300	(7)	*
John Lacey, III, M.D. (Director)	100,450	(8)	*
John Glass, CPA (Former Named Executive Officer)	200,000	(9)	*
Eric A. Wachter (Named Executive Officer)	7,199,298	(10)	1.9%
Timothy C. Scott (Former Named Executive Officer)	3,730,966	(11)	1.0%
All Directors and current Executive Officers as a Group (7 Persons)	17,226,804	(12)	4.5%

*	Less than 1% of the outstanding shares of common stock.
(1)	Drs. Lacey, Scott, and Wachter, and Messrs. Glass, Horowitz, Koe, Pershing, and Rodrigues, are or were officers and/or directors of Provectus Biopharmaceuticals, Inc., whose business address is 10025 Investment Drive, Suite 250, Knoxville, Tennessee 37932.
(2)	Shares of common stock that a person has the right to acquire within 60 days of April 30, 2019 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by a note, each stockholder listed in the table has sole voting and investment power as to the shares owned by that person.
(3)	As of April 30, 2019, there were 384,714,528 shares of common stock issued and outstanding.
(4)	Mr. Pershing’s beneficial ownership includes 60,600 shares of common stock owned by his spouse, 16,500 shares of common stock owned by his spouse through a retirement plan, 3,750 shares of common stock held as custodian for a grandchild, 81,500 shares of common stock owned by Mr. P’s Foundation, a nonprofit corporation of which Mr. Pershing is an affiliate, 550,000 shares of common stock owned by Perkins Place, a general partnership of which Mr. Pershing is an affiliate, 27,500 shares of common stock issuable upon the exercise of warrants held by Perkins Place, which are exercisable within 60 days, 705,000 shares of common stock issuable upon the exercise of warrants held by Mr. Pershing, which are exercisable within 60 days, and 2,820,630 shares of common stock owned by Mr. Pershing through a retirement plan. Does not include any shares issuable upon conversion of outstanding principal and accrued but unpaid interest under the Secured Convertible Promissory Notes, dated in 2018, by the Company in favor of Mr. Pershing in the principal amount of $1,120,000.
(5)	Mr. Rodrigues’ beneficial ownership includes 509,089 shares of common stock held jointly with his spouse, 112,700 shares of common stock owned by his spouse, 23,700 shares of common stock held as custodian for his children, 242,000 shares of common stock owned by CAL Enterprises LLC (“CAL”), an entity that Mr. Rodrigues controls, 961 shares of common stock issuable upon the exercise of warrants held by CAL, which are exercisable within 60 days, 30 shares of common stock issuable upon the exercise of warrants held by Mr. Rodrigues, which are exercisable within 60 days, and 431,400 shares of common stock owned through a retirement plan. Does not include any shares issuable upon conversion of outstanding principal and accrued but unpaid interest under that certain Secured Convertible Promissory Note, dated April 3, 2017, by the Company in favor of CAL in the principal amount of $2.5 million. Mr. Rodrigues disclaims beneficial ownership of the securities held by CAL except to the extent of his pecuniary interest therein.
(6)	Mr. Horowitz’s beneficial ownership includes 50,000 shares of common stock owned by his spouse, 400,000 shares of common stock issuable upon the exercise of warrants, which are exercisable within 60 days, and 325,000 shares of common stock owned through a retirement plan.
(7)	Mr. Koe’s beneficial ownership includes 200,000 shares of common stock subject to options which are exercisable within 60 days, and 350,000 shares of common stock issuable upon the exercise of warrants, which are exercisable within 60 days.
(8)	Dr. Lacey’s beneficial ownership includes 450 shares of common stock held jointly with his spouse, 20,000 shares of common stock held through IMA and 80,000 shares held through a retirement account.

(9)	Mr. Glass’s beneficial ownership includes 200,000 shares of common stock held jointly with his spouse.
(10)	Dr. Wachter’s beneficial ownership includes 4,867 shares of common stock held by the Eric A. Wachter 1998 Charitable Remainder Unitrust, 930,248 shares of common stock held in a 401(k) plan, and 550,000 shares of common stock subject to options which are exercisable within 60 days. Does not include any shares issuable upon conversion of outstanding principal and accrued but unpaid interest under that certain Amended and Restated Secured Convertible Promissory Note, dated April 3, 2017, by the Company in favor of Dr. Wachter in the outstanding principal amount of $2.5 million, and any shares issuable upon conversion of outstanding principal and accrued but unpaid interest under that certain Secured Convertible Promissory Note, dated January 25, 2018, by the Company in favor of Dr. Wachter in the principal amount of $500,000. Dr. Wachter pledged 1,000,000 shares of his common stock pursuant to that certain Stock Pledge Agreement, dated October 3, 2014, between Dr. Wachter and the Company in order to secure Dr. Wachter’s obligations under that certain Stipulated Settlement Agreement and Mutual Release between the Company and Dr. Wachter, dated June 6, 2014.
(11)	Dr. Scott’s beneficial ownership includes 503,125 shares of common stock held in a 401(k) plan, and 1,750,000 shares of common stock subject to options which are exercisable within 60 days. Dr. Scott pledged 1,000,000 shares of his common stock pursuant to that certain Stock Pledge Agreement, dated October 3, 2014, between Dr. Scott and the Company in order to secure Dr. Scott’s obligations under that certain Stipulated Settlement Agreement and Mutual Release between the Company and Dr. Scott, dated June 6, 2014. Does not include any shares issuable upon conversion of outstanding principal and accrued but unpaid interest under a certain Secured Convertible Promissory Note, dated February 21, 2018, by the Company in favor of Dr. Scott in the principal amount of $250,000.
(12)	Includes 1,683,491 shares of common stock subject to options and warrants which are exercisable within 60 days.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	4,550,000	$0.94	15,450,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,550,000	$0.94	15,450,000

(1)	This amount represents shares of common stock available for issuance under the 2014 Equity Compensation Plan as of December 31, 2018. Awards available for grant under the 2014 Equity Compensation Plan include stock options, stock appreciation rights, restricted stock, long-term performance awards and other forms of equity awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

We have adopted a written related person transactions policy, pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, are not permitted to enter into a related person transaction with us without the consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members, other than transactions available to all employees generally or involving less than $10,000 when aggregated with similar transactions, must be presented to our audit committee for review, consideration and approval, unless the transaction involves an employment or other compensatory arrangement approved by the compensation committee. All of our directors, executive officers and employees are required to report to our audit committee any such related person transaction. In approving or rejecting the proposed agreement, our audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person’s interest in the transaction and, if applicable, the impact on a director’s independence. After consideration of these and other factors, the audit committee may approve or reject the transaction. Consistent with the policy, if we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Related Party Transactions

2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet effective as of March 19, 2017 (the “Term Sheet”), which sets forth the terms on which a group of the Company’s stockholders (the “PRH Group”) will provide financing to the Company. As described in the Term Sheet, the 2017 Financing from the PRH Group is in the form of a loan (the “Loan”) that is evidenced by secured convertible promissory notes (individually a “PRH Note” and collectively, the “PRH Notes”).

During the year ended December 31, 2018, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $1,870,000, as set forth in the table below.

As of December 31, 2018, the Company had borrowed $6,870,000 of PRH Notes from related parties which were outstanding.

	Face	Note
Holder	Amount	Date
Eric Wachter	$500,000.00	2/21/2017
	$500,000.00	3/21/2017
	$1,500,000.00	3/28/2017
	$500,000.00	1/26/2018

Cal Enterprises LLC	$500,000.00	4/17/2017
	$500,000.00	8/16/2017
	$500,000.00	9/5/2017
	$500,000.00	10/2/2017
	$500,000.00	10/31/2017

Tim Scott	$250,000.00	2/21/2018

Ed Pershing	$200,000.00	4/13/2018
	$200,000.00	7/26/2018
	$200,000.00	8/21/2018
	$100,000.00	10/24/2018
	$75,000.00	10/31/2018
	$75,000.00	11/15/2018
	$50,000.00	11/28/2018
	$50,000.00	12/7/2018
	$50,000.00	12/17/2018
	$120,000.00	12/21/2018
Total Related Parties	$6,870,000.00

During the three months ended March 31, 2019, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $25,000. As of March 31, 2019, the Company had drawn down the entire $25,000 under these notes.

For further details on the terms of the 2017 Financing, please refer to the Original Filing as filed with the SEC on March 7, 2019.

Raines PRH Note

On January 16, 2019, the Company issued a secured convertible promissory note in favor of Mr. Robert Raines and Mrs. Heather Raines, our then Controller and our current Chief Financial Officer, in the original principal amount of $25,000 (the “Raines PRH Note”). The terms of the Raines PRH Note are substantially identical to the terms of the PRH Notes.

Consulting Fees

During the year ended December 31, 2018, the Company paid Bruce Horowitz (Capital Strategists), one of our directors and our current Chief Operating Officer, under an independent contractor agreement, fees of $190,000 for services rendered.

Other than as set forth above, we had no transactions since January 1, 2018 that would be required to be disclosed under Item 404(a) of Regulation S-K, and no such transactions are currently proposed for 2019.

Director Independence

Four members of our Board, Dr. Lacey and Messrs. Koe, Pershing, and Rodrigues, are considered independent under the independence standards of the NYSE American LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Services

Our audit committee is directly responsible for the appointment, compensation, and oversight of our independent registered public accounting firm. It is the policy of our audit committee to pre-approve all audit and non-audit services provided by our independent registered public accountants. Our audit committee has considered whether the provision by Marcum of services of the varieties described below was compatible with maintaining the independence of Marcum. Our audit committee believes the provision of such services to us did not jeopardize the independence of Marcum as the Company’s independent registered public accounting firm.

The table below sets forth the aggregate fees we paid to Marcum for audit and non-audit services provided to us in 2018 and 2017:

Fees	2018	2017
Audit Fees	$130,384	$192,954
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$130,384	$192,954

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Reference is made to the Index to Financial Statements under Part II, Item 8 of the Original Filing.

Financial Statement Schedules

None

Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation for the Company’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on June 19, 2015).

4.4	First Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.5	Second Amendment to Warrant Agency Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.6	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2015).

4.7	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.8	Exchange and Escrow Agent Agreement between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-4, Commission File No. 333-211353, filed with the SEC on May 13, 2016).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

10.1*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.4	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.5	Securities Purchase Agreement dated as of January 13, 2011, by and between the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 13, 2011).

10.6	Purchase Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

10.7	Registration Rights Agreement dated as of December 22, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2010).

10.8	Purchase Agreement dated as of July 22, 2013, by and between Provectus Pharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 26, 2013).

10.9*	Amended and Restated Executive Employment Agreement by and between the Company and Timothy C. Scott, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Item current report on Form 8-K filed with the SEC on April 30, 2014).

10.10*	Amended and Restated Executive Employment Agreement by and between the Company and Eric A. Wachter, Ph.D., dated April 28, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.11*	Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2014).

10.12	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.13	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.14	Consent and Waiver of Rights, between Provectus Biopharmaceuticals, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.15*	Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 22, 2016).

10.16*	Amendment No. 1 to the Independent Contractor Agreement between Provectus Biopharmaceuticals, Inc. and John R. Glass (incorporated by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

10.17	Form of Securities Purchase Agreement between Provectus Biopharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016) (exhibits and schedules have been omitted, and the Company agrees to furnish to the Commission a copy of any omitted exhibits and schedules upon request).

10.18	Warrant Agency Agreement, dated August 30, 2016, by and between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 30, 2016).

10.19	Convertible Promissory Note dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 21, 2017).

10.20	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.21	Secured Convertible Promissory Note between the Company and Cal Enterprises LLC, dated April 3, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.22	Amended and Restated Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated April 3, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.23	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.24	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.25*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.26*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

10.27	Second Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.28	Third Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.29	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.30	First Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and CAL Enterprises LLC, dated January 22, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.31	Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated January 25, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 30, 2018).

10.32	Secured Convertible Promissory Note between the Company and Timothy C. Scott, dated February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 26, 2018).

10.33	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.34	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.35	Secured Convertible Promissory Note between the Company and Edward V. Pershing, dated July 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 30, 2018).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

31.1†	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.3††	Certification of CEO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.4††	Certification of CFO pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32†	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018, filed with the SEC on March 7, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017; (iii) the Consolidated Statements of Equity for the years ended December 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

†	Filed or furnished with the Original Filing.
††	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2019

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (principal executive officer)

