Form 10-Q
period 2019-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2019-05-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 10, 2019, was 384,714,528.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018), and the following:

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,767,900	$50,986
Short-term receivables - legal fees, settlement and other, net	604,269	595,326
Prepaid expenses	271,984	370,209

Total Current Assets	2,644,153	1,016,521

Equipment and furnishings, less accumulated depreciation of $54,061 and $50,538, respectively	68,953	72,476
Operating lease right-of-use asset	247,763	-
Patents, net of accumulated amortization of $10,983,998 and $10,816,218, respectively	731,447	899,227

Total Assets	$3,692,316	$1,988,224

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,459,117	$3,312,049
Other accrued expenses	1,338,632	790,358
Current portion of operating lease liability	73,437	-

Total Current Liabilities	2,871,186	4,102,407

Accrued interest	856,131	659,379
Accrued interest - related parties	849,749	711,927
Convertible notes payable	10,837,000	7,062,000
Convertible notes payable - related parties	6,895,000	6,870,000
Non-current portion of operating lease liability	187,602	-

Total Liabilities	22,496,668	19,405,713

Commitments and contingencies (Note 7)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at March 31, 2019 and December 31, 2018; aggregate liquidation preference of $3,500 at March 31, 2019 and December 31, 2018	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 384,714,528 and 384,614,528 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	384,715	384,615
Additional paid-in capital	209,097,417	209,092,187
Accumulated other comprehensive loss	(22,363)	-
Accumulated deficit	(228,264,121)	(226,894,291)

Total Stockholders’ Deficiency	(18,804,352)	(17,417,489)

Total Liabilities and Stockholders’ Deficiency	$3,692,316	$1,988,224

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Operating Expenses:
Research and development	$1,037,331	$1,943,063
General and administrative	759,253	756,151
Total Operating Expenses	1,796,584	2,699,214

Total Operating Loss	(1,796,584)	(2,699,214)
Other Income/(Expense):
Gain on settlement of lawsuits	675,000	-
Research and development tax credit	84,072	-
Investment and interest income	2,255	6,169
Interest expense	(334,573)	(206,567)

Net Loss	$(1,369,830)	$(2,899,612)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	384,705,639	377,369,385

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Net Loss	$(1,369,830)	$(2,899,612)
Other Comprehensive Loss:
Foreign currency translation adjustments	(22,363)	-
Total Comprehensive Loss	$(1,392,193)	$(2,899,612)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Preferred Stock				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2018	100	$-	370,961,451	$370,962	$208,351,431	$(218,741,236)	$(10,018,843)

Common stock issued upon exercise of warrants	-	-	7,926,739	7,927	414,568	-	422,495
Net loss	-	-	-	-	-	(2,899,612)	(2,899,612)

Balance at March 31, 2018	100	$-	378,888,190	$378,889	$208,765,999	$(221,640,848)	$(12,495,960)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(1,369,830)	$(2,899,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,650	-
Depreciation	21,311	3,524
Amortization of patents	167,780	167,780
Changes in operating assets and liabilities
Settlement receivable	(33,943)	246,284
Prepaid expenses	98,225	99,747
Accounts payable - trade	(1,857,444)	411,271
Other accrued expenses	570,624	24,536
Accrued interest expense	334,574	206,568

Net Cash Used In Operating Activities	(2,066,053)	(1,739,902)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	3,775,000	706,000
Proceeds from issuance of convertible notes payable - related parties	25,000	750,000
Proceeds from exercise of warrants	5,330	422,494
Net Cash Provided By Financing Activities	3,805,330	1,878,494

Effect of Exchange Rate Changes on Cash	(22,363)	-

Net Increase In Cash and Cash Equivalents	1,716,914	138,592

Cash and Cash Equivalents, Beginning of Period	50,986	105,504

Cash and Cash Equivalents, End of Period	$1,767,900	$244,096

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Offset of related party receivable and payable	$25,000	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing a new class of drugs for oncology and dermatology based on chemical small molecules called halogenated xanthenes. Intralesional PV-10 is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal cancers, and preclinical study for pediatric cancers. Topical PH-10 is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis. To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $1,767,900 at March 31, 2019, The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and to raise additional capital.

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

3. Critical Accounting Policies

Since the date the Company’s December 31, 2018 consolidated financial statements were issued in its 2018 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet (“ASC 842”) with amendments issued in 2018. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company adopted ASC 842 effective January 1, 2019 and elected to apply the available practical expedients. The standard had an impact on the Company’s condensed consolidated balance sheets but did not have a material impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

As of March 31, 2019, the Company had received aggregate loans of $17,732,000 in connection with the 2017 Financing.

As of March 31, 2019, and through the date of filing, the Series D Preferred Stock had not been designated by the Company’s Board of Directors (the “Board”). As a result, the Company did not analyze the loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of March 31, 2019.

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2019, the Company entered into additional PRH Notes with a related party in the aggregate principal amount of $25,000.

As of March 31, 2019, the Company had borrowed $6,895,000 of PRH Notes from related parties which were outstanding.

Convertible Notes Payable – Non-Related Parties

During the three months ended March 31, 2019, the Company entered into additional PRH Notes with accredited investors in the aggregate principal amount of $3,775,000.

As of March 31, 2019, the Company had borrowed $10,837,000 of PRH Notes from non-related parties which were outstanding.

5. Stockholders’ Deficiency

Exercise of Warrants

During the three months ended March 31, 2019, warrant holders exercised warrants to purchase an aggregate of 100,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $5,330 and issued 100,000 shares of common stock to the warrant holders.

6. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total rent expense for the three months ended March 31, 2019 was $34,806, of which, $23,204 was included within research and development and $11,602 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense for the three months ended March 31, 2018 was $22,153, of which, $14,768 was included within research and development and $7,385 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of March 31, 2019, the Company had no leases that were classified as a financing lease. As of March 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,001

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$265,550

Weighted Average Remaining Lease Term
Operating leases	3.25 years

Weighted Average Discount Rate
Operating leases	8.0%

Future minimum payments under non-cancellable lease as of March 31, 2019 were as follows:

For the Years Ending December 31,	Amount

2019	$66,883
2020	90,666
2021	92,471
2022	46,687
Total future minimum lease payments	296,707
Less: amount representing imputed interest	(35,668)
Total	$261,039

7. Commitments, Contingencies and Litigation

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the then-Board of Directors (the “then-Board”) unanimously voted to terminate then-interim Chief Executive Officer and Chief Operating Officer, and former Chief Financial Officer, Peter Culpepper (“Culpepper”), effective immediately, from all positions he held with the Company and each of its subsidiaries, “for cause”, in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”) based on the results of the investigation conducted by the Audit Committee of the then-Board regarding improper expense reimbursements to Culpepper.

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Derivative Lawsuit Settlement such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of March 31, 2019 and December 31, 2018, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputed that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties participated in arbitration under the commercial rules of the American Arbitration Association, arbitrating both Culpepper’s claim for severance against the Company and the Company’s claims against Culpepper for improper expense reimbursements and amounts Culpepper owes the Company under the Derivative Lawsuit Settlement (the “Culpepper Arbitration”). The Culpepper Arbitration hearing was held from May 15-18, 2018.

On July 12, 2018, the arbitrator issued an interim award in favor of the Company, the terms of which are confidential pursuant to the Culpepper Employment Agreement and instructed the parties that a final award was forthcoming. On September 12, 2018, the arbitrator issued his final award in favor of the Company. On October 4, 2018, the Company filed a petition with the Chancery Court for Davidson County, Tennessee to confirm the arbitration award. On November 7, 2018, the Company received Culpepper’s answer to the petition filed on October 4, 2018. This court entered an order confirming the arbitrator’s award on January 23, 2019. On February 20, 2019, Culpepper filed a motion to alter or amend this judgment. On March 22, 2019, the Chancery Court upheld the arbitration award in favor of the Company. On April 16, 2019, Culpepper filed a Notice of Appeal with the Tennessee Court of Appeals regarding the judgment confirming the arbitration award and the order denying Culpepper’s motion to alter or amend the judgment.

The Bible Harris Smith Lawsuit

On November 17, 2016, the Company filed a lawsuit in the Circuit Court for Knox County, Tennessee against Bible Harris Smith PC (“BHS”) for professional negligence, common law negligence, and breach of fiduciary duty arising from the accounting services provided by BHS to the Company. On January 28, 2019, this matter was resolved pursuant to a settlement between the parties, the terms of which are confidential. The proceeds from the settlement were received and recorded during the three months ended March 31, 2019.

The RSM USA LLP Lawsuit

On June 9, 2017, the Company filed a lawsuit in the Circuit Court for Mecklenburg County, North Carolina against RSM USA LLP (“RSM”) for professional negligence, common law negligence, gross negligence, intentional misrepresentation, negligent misrepresentation, and breach of fiduciary duty arising from accounting, internal auditing, and consulting services provided by RSM to the Company. On February 27, 2019, the matter was resolved pursuant to a settlement between the parties, the terms of which are confidential. The proceeds from the settlement were received and recorded during the three months ended March 31, 2019.

Employment of Chief Financial Officer

On March 25, 2019, the Company entered into a one-year employment agreement with its Chief Financial Officer (“CFO”) that will be renewed automatically for successive one-year periods, unless the Company or CFO provides a notice of non-renewal at least thirty (30) days prior to the end of the term. In the event that coincident with or following a Change in Control (as defined in the agreement), the CFO’s employment with the Company is terminated or the employment agreement is not extended (a) by action of the CFO coincident with or following a Change in Control including the CFO’s death, disability or retirement, or (b) by action of the Company not For Cause (as defined in the agreement) coincident with or following a Change in Control, the Company shall pay the CFO a severance payment equal to 50% of the base salary in the preceding calendar year, payable over six months, as well as certain other specified benefits. In connection with the employment agreement, the CFO was entitled to 50,000 shares of immediately-vested common stock. As of March 31, 2019, and through the date of filing, the Company has not issued the shares and, as a result, has accrued approximately $3,000 for this obligation on the condensed consolidated balance sheet as of March 31, 2019.

8. Subsequent Events

Receivables

Subsequent to March 31, 2019, Dr. Wachter reduced his portion of legal fees and other expenses incurred by the Company under the Stipulated Settlement Agreement and Mutual Release in the Kleba shareholder derivative lawsuit by offsetting accrued payroll owed by the Company to him totaling $90,066.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC) on March 7, 2019 (“2018 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Research and Development

Research and development expenses decreased by $905,732 from $1,943,063 for the three months ended March 31, 2018 to $1,037,331 for the three months ended March 31, 2019, a decrease of approximately 47% year-over-year. The decrease was due primarily to lower contractor costs of $896,205, insurance costs of $11,190, travel cost of $18,191, offset by an increase in payroll of $4,272, conference costs of $12,233, and other costs totaling $3,349.

Research and development costs of $1,037,331 for the three months ended March 31, 2019 included amortization of patents of $167,780, payroll of $149,475, conferences of $22,233, consulting and contract labor of $560,468, insurance of $64,529, lab supplies and pharmaceutical preparations of $17,232, travel cost of $23,379, rent and utilities of $24,415, depreciation expense of $2,162, and other costs of $5,658.

Research and development costs of $1,943,063 for the three months ended March 31, 2018 included patent amortization expense of $167,780, payroll of $139,423, conferences of $10,000, consulting and contract labor of $1,456,673, insurance of $75,719, lab supplies and pharmaceutical preparations of $21,285, travel of $41,570, rent and utilities of $17,859, depreciation expense of $2,162, and other costs of $10,592.

General and Administrative

General and administrative expenses increased by $3,101, from $756,151 for the three months ended March 31, 2018 to $759,252 for the three months ended March 31, 2019, an increase of approximately .4% year-over-year. The increase was due primarily to (i) a $40,000 increase in directors’ fees, which were accrued, (ii) an increase in accounting fees of $88,806, (iii) an increase in investor relations of $132,599 due to credits received in 2018 totaling $144,747, and other cost increases of $9,609, partially offset by (iv) decreased legal expenses of $179,813 due to wind down of lawsuits, (v) a decrease of $42,176 in finance expenses, (vi) decreased payroll expense of $20,122, and (vii) decreased travel cost of $25,802.

Other Income/(Expense)

Other income increased by $627,152 from $(200,398) for the three months ended March 31, 2018 to $426,754 for the three months ended March 31, 2019. In the quarter ended March 31, 2019, the matters with BHS and RSM were resolved pursuant to a settlement between these parties and the Company, the terms of which are confidential.

Interest expense increased by $128,006 from $206,567 for the three months ended March 31, 2018 to $334,573 for the three months ended March 31, 2019. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,767,900 at March 31, 2019, compared to $50,986 at December 31, 2018. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $228,264,121 as of March 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2017 Financing; however, there can be no assurance we will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities (“SPEs”).

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation during the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

Except as stated above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 7.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the three months ended March 31, 2019, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $25,000. As of March 31, 2019, the Company had drawn down the entire $25,000 under these notes.

During the three months ended March 31, 2019, the Company entered into additional PRH Notes with non-related party accredited investors in the aggregate principal amount of $3,775,000. As of March 31, 2019, the Company had drawn down the entire $3,775,000 under these notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

For further details on the terms of the PRH Notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 7, 2019.

Incentive Compensation to Chief Financial Officer

On March 25, 2019, the Company entered into an employment agreement (the “Employment Agreement”) with its Chief Financial Officer (“CFO”). The Employment Agreement provides that the CFO shall receive initial incentive compensation of 50,000 shares of common stock. The Company believes that such transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering. As of March 31, 2019, and through the date of filing, the Company has not issued the shares to the CFO.

Exercise of Warrants

During the three months ended March 31, 2019, warrant holders exercised warrants to purchase an aggregate of 100,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $5,330 and issued 100,000 shares of common stock to the warrant holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement between the Company and Heather Raines, CPA, dated March 25, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 25, 2019).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 13, 2019	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

