Form 10-Q
period 2019-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2019-08-08
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 6, 2019, was 387,591,975.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations. These statements also express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “strategy,” “will,” “wish,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018), and the following:

●	Our potential receipt of sales from investigational drug products PV-10 and PH-10 (if and when approved), transaction fees, licensing and royalty payments, and/or payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to our investigational drug products, and/or drug substance rose bengal (and/or any other halogenated xanthene),

●	Our ability to raise additional capital, and

●	Our ability to close on additional tranches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group (which has specifically disclaimed it is a “group” as defined under U.S. federal securities law) effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,324,228	$50,986
Short-term receivables - legal fees, settlement and other, net	292,713	595,326
Prepaid expenses	242,415	370,209

Total Current Assets	1,859,356	1,016,521

Equipment and furnishings, less accumulated depreciation of $57,584 and $50,538, respectively	65,430	72,476
Operating lease right-of-use asset	229,975	-
Patents, net of accumulated amortization of $11,151,778 and $10,816,218, respectively	563,667	899,227

Total Assets	$2,718,428	$1,988,224

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,554,095	$3,312,049
Other accrued expenses	1,042,042	790,358
Current portion of operating lease liability	74,930	-

Total Current Liabilities	2,671,067	4,102,407

Accrued interest	1,074,681	659,379
Accrued interest - related parties	987,649	711,927
Convertible notes payable	11,887,000	7,062,000
Convertible notes payable - related parties	6,895,000	6,870,000
Non-current portion of operating lease liability	168,123	-

Total Liabilities	23,683,520	19,405,713

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at June 30, 2019 and December 31, 2018; aggregate liquidation preference of $3,500 at June 30, 2019 and December 31, 2018	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 384,906,118 and 384,614,528 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	384,906	384,615
Additional paid-in capital	209,116,301	209,092,187
Accumulated other comprehensive loss	(24,859)	-
Accumulated deficit	(230,441,440)	(226,894,291)

Total Stockholders’ Deficiency	(20,965,092)	(17,417,489)

Total Liabilities and Stockholders’ Deficiency	$2,718,428	$1,988,224

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating Expenses:
Research and development	$1,208,324	$987,239	$2,245,655	$2,930,302
General and administrative	631,063	1,107,737	1,390,316	1,863,887
Total Operating Expenses	1,839,387	2,094,976	3,635,971	4,794,189

Total Operating Loss	(1,839,387)	(2,094,976)	(3,635,971)	(4,794,189)
Other Income/(Expense):
Gain on settlement of lawsuits	-	825,000	675,000	825,000
Research and development tax credit	(1,131)	42,685	82,941	42,685
Investment and interest income	19,650	5,556	21,905	11,725
Interest expense	(356,451)	(234,473)	(691,024)	(441,041)

Net Loss	$(2,177,319)	$(1,456,208)	$(3,547,149)	$(4,355,820)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	384,773,639	381,574,365	384,769,219	379,483,491

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Loss	$(2,177,319)	$(1,456,208)	$(3,547,149)	$(4,355,820)
Other Comprehensive Loss:
Foreign currency translation adjustments	(2,496)	-	(24,859)	-
Total Comprehensive Loss	$(2,179,815)	$(1,456,208)	$(3,572,008)	$(4,355,820)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Preferred Stock				Additional	Accumulated Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

Common stock issued for services	-	-	191,590	191	8,771	-	-	8,962
Warrants issued for services	-	-	-	-	10,113	-	-	10,113
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,177,319)	(2,177,319)
Other comprehensive loss	-	-	-	-	-	(2,496)	-	(2,496)

Balance at June 30, 2019	100	$-	384,906,118	$384,906	$209,116,301	$(24,859)	$(230,441,440)	$(20,965,092)

	Preferred Stock				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2018	100	$-	370,961,451	$370,962	$208,351,431	$(218,741,236)	$(10,018,843)

Common stock issued upon exercise of warrants	-	-	7,926,739	7,927	414,568	-	422,495
Net loss	-	-	-	-	-	(2,899,612)	(2,899,612)

Balance at March 31, 2018	100	$-	378,888,190	$378,889	$208,765,999	$(221,640,848)	$(12,495,960)

Common stock issued upon exercise of warrants	-	-	3,222,838	3,222	168,556	-	171,778
Common stock issued in lieu of accounts payable	-	-	1,000,000	1,000	79,000	-	80,000
Net loss	-	-	-	-	-	(1,456,208)	(1,456,208)

Balance at June 30, 2018	100	$-	383,111,028	$383,111	$209,013,555	$(223,097,056)	$(13,700,390)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(3,547,149)	$(4,355,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,075	80,000
Depreciation	42,622	7,047
Amortization of patents	335,560	335,560
Changes in operating assets and liabilities
Settlement receivable	49,863	(533,926)
Prepaid expenses	127,794	126,864
Accounts payable - trade	(1,757,954)	229,962
Other accrued expenses and lease liability	481,936	261,484
Accrued interest expense	691,024	373,684

Net Cash Used In Operating Activities	(3,557,229)	(3,475,145)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	4,825,000	1,956,000
Proceeds from issuance of convertible notes payable - related parties	25,000	950,000
Proceeds from exercise of warrants	5,330	594,274
Net Cash Provided By Financing Activities	4,855,330	3,500,274

Effect of Exchange Rate Changes on Cash	(24,859)	-

Net Increase In Cash and Cash Equivalents	1,273,242	25,129

Cash and Cash Equivalents, Beginning of Period	50,986	105,504

Cash and Cash Equivalents, End of Period	$1,324,228	$130,633

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Offset of related party receivable and payable	$252,750	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company that is developing a new class of drugs for oncology, hematology, and dermatology based on an entire, wholly-owned, family of small molecules called halogenated xanthenes:

●	Oncology: Intralesional (aka intratumoral) PV-10, a cancer immunotherapy, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma, metastatic colorectal cancer, metastatic neuroendocrine tumors, and metastatic uveal melanoma, among others). Orphan drug designation status has been granted to PV-10 by the U.S. Food and Drug Administration (the “FDA”) for the treatments of metastatic melanoma in 2006, hepatocellular carcinoma in 2011, and ocular melanoma (including uveal melanoma) in 2019.

PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). Orphan drug designation status has been granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology. PV-10 is also undergoing preclinical study for pediatric blood cancers (including leukemia).

●	Dermatology: Topical PH-10, an immune-dermatology agent, is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis.

To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $1,324,228 at June 30, 2019. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10, and to raise additional capital.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure you that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug product candidate developed by the Company, or entering into any commercial financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2019 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot assure you that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and then is recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock which is determined by reviewing its historical public market closing prices.

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

As of June 30, 2019, the Company had received aggregate loans of $18,782,000 in connection with the 2017 Financing.

As of June 30, 2019, and through the date of filing, the Series D Preferred Stock had not been designated by the Company’s Board of Directors (the “Board”). As a result, the Company did not analyze the loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of June 30, 2019.

Convertible Notes Payable – Related Parties

During the six months ended June 30, 2019, the Company entered into additional related party PRH Notes in the aggregate principal amount of $25,000.

As of June 30, 2019, the Company had borrowed $6,895,000 of related party PRH Notes that were outstanding.

Convertible Notes Payable – Non-Related Parties

During the six months ended June 30, 2019, the Company entered into additional non-related party PRH Notes in the aggregate principal amount of $4,825,000.

As of June 30, 2019, the Company had borrowed $11,887,000 of non-related party PRH Notes that were outstanding.

5. Receivables

The following table summarizes the receivables at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Legal Fees	Settlement	Total

Gross receivable	$683,250	$1,703,935	$2,387,185
Reserve for uncollectibility	(455,500)	(1,649,043)	(2,104,543)
Net receivable	227,750	54,892	282,642
Short-term receivable - Settlement	-	54,892	54,892
Short-term receivable - Legal	227,750	-	227,750
Long-term receivable	$-	$-	$-

	December 31, 2018
	Legal Fees	Settlement	Total

Gross receivable	$911,000	$1,783,795	$2,694,795
Reserve for uncollectibility	(455,500)	(1,649,043)	(2,104,543)
Net receivable	455,500	134,752	590,252
Short-term receivable - Settlement	-	134,752	134,752
Short-term receivable - Legal	$455,500	$-	$455,500
Long-term receivable	-	-	-

During the six months ended June 30, 2019, officers of the Company offset their settlement amounts owed to the Company against accrued payroll and other payables totaling $252,750. This offset reduced the amount of the settlement and was approved by the Company’s Board.

6. Stockholders’ Deficiency

Common Stock

During the six months ended June 30, 2019, the Company issued an aggregate of 191,590 shares of immediately vested restricted common stock to an employee and consultants with an issuance date fair value of $8,962, which was recognized immediately.

Warrants

During the six months ended June 30, 2019, the Company issued 387,500 five-year immediately vested warrants to a consultant to purchase an aggregate of 387,500 shares of common stock with exercise prices ranging from $1.00 to $2.00 per share. The warrants had an aggregate grant date fair value of $10,113, which was recognized immediately under stock compensation in general and administrative.

In applying the Black-Scholes option pricing model to warrants issued, the Company used the following assumptions:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.23%	n/a	2.23%	n/a
Expected terms (years)	5.00	n/a	5.00	n/a
Expected volatility	129%	n/a	129%	n/a
Expected dividend yields	0.00%	n/a	0.00%	n/a

During the six months ended June 30, 2019, warrant holders exercised warrants to purchase an aggregate of 100,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $5,330 and issued 100,000 shares of common stock to the warrant holders.

7. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total rent expense for the six months ended June 30, 2019 was $57,134, of which, $38,089 was included within research and development and $19,045 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense for the six months ended June 30, 2018 was $44,233, of which, $29,489 was included within research and development and $14,744 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense during the three months ended June 30, 2019 was $22,329, of which, $14,886 was included within research and development and $7,443 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense during the three months ended June 30, 2018 was $22,080, of which, $14,720 was included within research and development and $7,360 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of June 30, 2019, the Company had no leases that were classified as a financing lease. As of June 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,330

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$265,550

Weighted Average Remaining Lease Term
Operating leases	3.25 years

Weighted Average Discount Rate
Operating leases	8.0%

Future minimum payments under non-cancellable lease as of June 30, 2019 were as follows:

For the Years Ending December 31,	Amount

2019	$45,785
2020	90,666
2021	92,471
2022	46,687
Total future minimum lease payments	275,609
Less: amount representing imputed interest	(32,556)
Total	$243,053

8. Commitments, Contingencies and Litigation

Culpepper Travel Expenses and Related Collection Efforts

On December 27, 2016, the then-Board of Directors (the “then-Board”) unanimously voted to terminate then-interim Chief Executive Officer, then-Chief Operating Officer, and former Chief Financial Officer, Peter Culpepper (“Culpepper”), effective immediately, from all positions he held with the Company and each of its subsidiaries, “for cause,” in accordance with the terms of the Amended and Restated Executive Employment Agreement entered into by Culpepper and the Company on April 28, 2014 (the “Culpepper Employment Agreement”), based on the results of the investigation conducted by the Audit Committee of the then-Board regarding improper expense reimbursements to Culpepper.

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,051,083 as of June 30, 2019 and December 31, 2018, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputed that he was terminated “for cause” under the Culpepper Employment Agreement. Pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute on June 28, 2017. Having reached no resolution during the mediation, the parties participated in arbitration under the commercial rules of the American Arbitration Association, arbitrating both Culpepper’s claim for severance against the Company and the Company’s claims against Culpepper for improper expense reimbursements and amounts Culpepper owes the Company under the Derivative Lawsuit Settlement (the “Culpepper Arbitration”). The Culpepper Arbitration hearing was held from May 15 to May 18, 2018.

On July 12, 2018, the arbitrator issued an interim award in favor of the Company, the terms of which are confidential pursuant to the Culpepper Employment Agreement and instructed the parties that a final award was forthcoming. On September 12, 2018, the arbitrator issued his final award in favor of the Company. On October 4, 2018, the Company filed a petition with the Chancery Court for Davidson County, Tennessee to confirm the arbitration award. On November 7, 2018, the Company received Culpepper’s answer to the petition filed on October 4, 2018. This court entered an order confirming the arbitrator’s award on January 23, 2019. On February 20, 2019, Culpepper filed a motion to alter or amend this judgment. On March 22, 2019, the Chancery Court upheld the arbitration award in favor of the Company. On April 16, 2019, Culpepper filed a Notice of Appeal with the Tennessee Court of Appeals regarding the judgment confirming the arbitration award and the order denying Culpepper’s motion to alter or amend the judgment (the “Culpepper Appeal”). Culpepper has submitted a Culpepper Appeal brief, and the Company plans to submit a Culpepper Appeal brief in the third quarter of 2019.

Wachter Kleba Settlement Agreement Satisfaction

Pursuant to the terms and conditions of the Stipulated Settlement Agreement and Mutual Release made and entered into by and between the Company (then-Provectus Pharmaceuticals, Inc.) and Eric A. Wachter, Ph.D. on June 6, 2014, and consented to and approved by Glenn Kleba and Don B. Dale (the “Plaintiffs”), derivatively on behalf of the Company in the Plaintiffs’ shareholder derivative lawsuit (the “Kleba Settlement Agreement”), Dr. Wachter completed prepayment of his Cash Repayment Obligations (as defined in the Kleba Settlement Agreement) on June 28, 2019. Dr. Wachter’s Cash Repayment Obligations equaled (i) the Reduced Repayment Amount (as defined in the Kleba Settlement Agreement) of $1,199,303, including imputed interest, plus (ii) Dr. Wachter’s pro rata portion of the Company’s Litigation Costs (as defined in the Kleba Settlement Agreement) of $227,750, for a total payment to the Company of $1,427,053. Pursuant to the terms and conditions of the Stock Pledge Agreement related to the Kleba Settlement Agreement, satisfaction of his Cash Repayment Obligations removed the Company’s first-priority security interest in 1,000,000 shares of the Company’s common stock beneficially owned by Dr. Wachter, which had served as collateral for the Cash Repayment Obligations owed to the Company.

9. Subsequent Events

Exercise of Warrants

Subsequent to June 30, 2019, warrant holders exercised warrants to purchase an aggregate of 2,985,857 shares of common stock at $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $159,146 and issued 2,985,857 shares of common stock to the warrant holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019 (“2018 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview

Provectus is a clinical-stage biotechnology company developing a new class of drugs for oncology, hematology, and dermatology based on an entire, wholly-owned, family of chemical small molecules called halogenated xanthenes, such as rose bengal (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein). Intralesional (aka intratumoral) PV-10, the first small molecule oncolytic immunotherapy, which can induce immunogenic cell death, is undergoing clinical study for adult solid tumor cancers, like melanoma and GI tumors (like hepatocellular carcinoma, metastatic colorectal cancer, metastatic neuroendocrine tumors, and metastatic uveal melanoma, among others), and preclinical study for pediatric solid tumor cancers (like neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma) and blood cancers (like leukemia). Topical PH-10 is undergoing clinical study for inflammatory dermatoses like psoriasis and atopic dermatitis.

Our Core Science and Technology

Oncology. PV-10 is an injectable formulation of rose bengal disodium (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein disodium salt). PV-10 drug product is a bright rose red solution containing 10% w/v rose bengal disodium in 0.9% saline for injection, which is supplied in single-use glass vials containing 5 mL (to deliver) of solution and administered without dilution to solid tumors via intralesional (intratumoral) injection. PV-10 selectively accumulates in the lysosomes of cancer cells. Physicochemical properties of lysosomes trap PV-10. Lumenal pH of 4.5 to 5 is ideal for the conversion of soluble rose bengal disodium into insoluble rose bengal lactone.

Lysosomes are the central organelles for intracellular degradation of biological macromolecules and organelles. Discovered by Christian de Duve, M.D. in 1955, lysosomes have been linked with a number of biological processes like cell death, inflammasome activation, and immune response. In 1959, Dr. de Duve described lysosomes as “suicide bags,” because their rupture led to cell death and tissue autolysis. Lysosomes have been shown to play a role in each of the three major, distinct pathways of cell death, which are apoptosis, autophagy, and necrosis. Dr. de Duve was awarded the Nobel Prize in 1974 for discovering and characterizing lysosomes.

Provectus showed that PV-10 selectively accumulates in the lysosomes of cancer cells and disrupts them, causing the cancer cells to die. PV-10 (rose bengal) has also been shown by Provectus and independent researchers to trigger each major, distinct form of lysosomal cell death; that is, apoptosis, autophagy, and necrosis.

PV-10’s lysosomal targeting comprises:

●	Transiting the plasmalemma of cancer cells. PV-10 penetrates the cell membrane of cancerous cells. The plasmalemma previously protected the cancer cell from its surrounding environment. PV-10, however, is excluded from normal cells,

●	Accumulating in the lysosomes of cancer cells. As noted above, the physicochemical properties of lysosomes trap PV-10,

●	Triggering the release of lysosomal contents. Acute autolysis occurs within 30 to 60 minutes. Early preclinical work by Provectus on PV-10’s lysosomal targeting showed identical responses in different disease models, such as Hepa1-6 murine hepatocellular carcinoma, HTB-133 human breast carcinoma, and H96Ar human multi-drug resistant small cell lung carcinoma,

●	Inducing the rapid cell death of cancer cells. Early trypan blue exclusion work by Provectus confirmed cell death within hours, and

●	Intracellular pH consistency with the release of acidic lysosomal contents. Early SNARF-1 staining work by Provectus confirmed lower intracellular pH upon exposure to PV-10 (rose bengal).

Dermatology. For psoriasis, pathways significantly improved include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons. Clinical work has shown that more than 500 disease-related genes were down-regulated after four weeks of PH-10 application and expression of a wide-range of central “psoriasis related” genes including IL-23, IL-17, IL-22, S100A7, IL-19, IL-36, and CXCL1 were effectively normalized – treated lesional skin had values in the same range as baseline non-lesional skin.

Our Drug Development Strategy for Oncology

The Company’s strategy is designed to (i) demonstrate the single-agent activity of PV-10; that is, safety and activity in T cell and non-T cell inflamed tumor types, and in high and low tumor mutation burden tumor types, (ii) demonstrate the T cell response generated by PV-10 treatment, and (iii) contrast and compare PV-10 treatment – safety, activity, and induced immune response – with that of checkpoint inhibitor (“CI”) and other drug classes in monotherapy and combination therapy settings.

We believe this strategy should quicken the advancement of single-agent PV-10 along a pathway-to-approval in solid tumor cancer indications where there is high unmet need, limited activity from other therapies, and the opportunity to display the immune response from PV-10 treatment, such as for metastatic neuroendocrine tumors (NCT02693067). This strategy also should permit the Company to develop and advance a cancer combination therapy involving a CI or other drug class along a pathway-to-approval in a disease indication where there is high unmet need, limited activity from standard of care (“SOC”) treatment, and the opportunity to display how PV-10 augments clinical response to existing or emerging SOCs, such as for metastatic uveal melanoma (i.e., combination therapy with anti-CTLA-4 and anti-PD-1 agents) (NCT00986661).

Our Drug Development Strategy for Dermatology

The Company’s strategy is designed to (i) demonstrate 12-week single-agent administration proof-of-concept (“POC”) for PH-10 that includes (a) a preclinical safety study of extended 12-week administration (compared to, previously, four weeks), (b) a clinical mechanism of action study in atopic dermatitis, which would be a “book-end” trial to the already completed clinical mechanism study in psoriasis, (c) Phase 2 randomized controlled trials of PH-10 for the treatment of psoriasis and atopic dermatitis that may potentially utilize SOC comparators, and (d) End-of-Phase 2 meetings with the FDA upon the completion of the abovementioned Phase 2 trials, and (ii) expand POC PH-10 treatment to include dermatology combination therapy. Our goal for this POC work is to achieve Phase 3 trial-ready status for PH-10 in both psoriasis and atopic dermatitis.

Components of Operating Results

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug product candidates. We recognize all research and development costs as they are incurred. Clinical trial costs, contractor labor, personnel cost, and other research and development-based costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our existing product candidates through clinical trials and pursue their regulatory approval. Undertaking clinical development and pursuing regulatory approval are both costly and time-consuming activities. As a result of known and unknown uncertainties, we are unable to determine the duration and completion costs of our research and development activities, or if, when, and to what extent we will generate revenue from any subsequent commercialization and sale of our drug product candidates.

General and Administrative Expenses

General and administrative expenses include personnel costs, expenses for outside professional services, and other allocated expenses. Personnel costs consists of salaries, benefits, and stock-based compensation. Outside professional services consist of accounting and audit services, administrative services, and other consulting fees.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Overview

	For the Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)

Operating Expenses:
Research and development	$1,208,324	$987,239	$221,085
General and administrative	631,063	1,107,737	(476,674)
Total Operating Expenses	1,839,387	2,094,976	(255,589)

Total Operating Loss	(1,839,387)	(2,094,976)	255,589
Other Income/(Expense):
Gain on settlement of lawsuits	-	825,000	(825,000)
Research and development tax credit	(1,131)	42,685	(43,816)
Investment and interest income	19,650	5,556	14,094
Interest expense	(356,451)	(234,473)	(121,978)

Net Loss	$(2,177,319)	$(1,456,208)	$(721,111)

Research and Development Expenses

Research and development expenses were $1,208,324 for the three months ended June 30, 2019, an increase of $221,085 or 22% compared to the three months ended June 30, 2018. The increase was due to (i) higher clinical operations costs from closure activities related to our Phase 3 clinical trial (PV-10 Intralesional Injection vs Systemic Chemotherapy or Oncolytic Viral Therapy for Treatment of Locally Advanced Cutaneous Melanoma), partially offset by (ii) lower insurance costs, and (iii) a decrease in payroll and related taxes due to a lower negotiated employment agreement.

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)

Research and development:
Clinical trial and research expenses	$910,591	$586,916	$323,675
Depreciation/amortization	169,942	169,942	-
Insurance	61,049	75,233	(14,184)
Payroll and taxes	50,932	139,391	(88,460)
Rent and utilities	15,810	15,757	54
Total research and development	$1,208,324	$987,239	$221,085

General and Administrative Expenses

General and administrative expenses were $631,063 for the three months ended June 30, 2019, a decrease of $476,674 or 43% compared to the three months ended June 30, 2018. The decrease was due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees, partially offset by (iii) increased director fees (from having, period-over-period, a five-member Board compared to a four-member Board in previous year).

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
General and administrative:
Depreciation	$1,362	$1,362	$-
Directors fees	96,250	84,607	11,643
Insurance	43,446	40,782	2,664
Legal and litigation	153,716	473,707	(319,991)
Other general and administrative cost	45,207	40,207	5,000
Payroll and taxes	75,168	97,433	(22,265)
Professional fees	207,265	361,240	(153,975)
Rent and utilities	8,648	8,398	250
Total general and administrative	$631,063	$1,107,737	$(476,673)

Other Income/(Expense)

Other income decreased by $854,722 from $873,241 for the three months ended June 30, 2018 to $18,519 for the three months ended June 30, 2019. In the quarter ended June 30, 2018, the matter with BDO USA LLP (“BDO”), former external audit firm, was resolved pursuant to a settlement between the party and the Company, the terms of which are confidential.

Interest expense increased by $121,978 from $234,473 for the three months ended June 30, 2018 to $356,451 for the three months ended June 30, 2019. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Overview

	For the Six Months Ended
	June 30,
	2019	2018	Increase/Decrease

Operating Expenses:
Research and development	$2,245,655	$2,930,302	$(684,647)
General and administrative	1,390,316	1,863,887	$(473,571)
Total Operating Expenses	3,635,971	4,794,189	$(1,158,218)

Total Operating Loss	(3,635,971)	(4,794,189)	$1,158,218
Other Income/(Expense):
Gain on settlement of lawsuits	675,000	825,000	$(150,000)
Research and development tax credit	82,941	42,685	$40,256
Investment and interest income	21,905	11,725	$10,180
Interest expense	(691,024)	(441,041)	$(249,983)

Net Loss	$(3,547,149)	$(4,355,820)	$808,671

Research and Development

Research and development expenses were $2,245,655 for the six months ended June 30, 2019, a decrease of $684,647 or 23% compared to the six months ended June 30, 2018. The decrease was due to (i) lower clinical operations due to drug manufacturing in 2018 and lower consultant costs, (ii) lower insurance costs, and (iii) lower payroll and related taxes due to a lower negotiated employment agreement.

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)

Research and development:
Clinical trial and research expenses	$1,538,126	$2,121,255	$(583,129)
Depreciation/amortization	339,884	339,884	-
Insurance	127,012	150,952	(23,940)
Payroll and taxes	200,407	284,595	(84,188)
Rent and utilities	40,226	33,616	6,610
Total research and development	$2,245,655	$2,930,302	$(684,647)

General and Administrative

General and administrative expenses were $1,390,316 for the six months ended June 30, 2019, a decrease of $473,571 or 25% compared to the six months ended June 30, 2018. The decrease was due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) lower payroll and related taxes, and (iii) lower other general and administrative cost, partially offset by (vi) increased director fees (from having period-over-period, a five-member Board compared to a four-member Board in previous year), and (v) increased professional fees due to credit received in 2018 from a vendor after negotiating reduced rates.

The following table summarized our general and administrative expenses incurred during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	Change
General and administrative
Depreciation	$2,723	$2,723	$-
Directors fees	192,500	140,857	51,643
Insurance	91,842	89,722	2,120
Legal and litigation	347,357	847,160	(499,803)
Other general and administrative cost	68,891	83,944	(15,053)
Payroll and taxes	198,439	240,827	(42,388)
Professional fees	467,477	441,466	26,011
Rent and utilities	21,087	17,188	3,899
Total general and administrative	$1,390,316	$1,863,887	$(473,571)

Other Income/(Expense)

Other income decreased by $99,564 from $879,410 for the six months ended June 30, 2018 to $779,846 for the six months ended June 30, 2019. During the six months ended June 30, 2019, the matters with former accounting vendors Bible Harris Smith, PC (“BHS”) and RSM US LLP (“RSM”) were resolved pursuant to a settlement between these parties and the Company, the terms of which are confidential. During the six months ended June 30, 2018, the matter with BDO, former external audit firm, was resolved pursuant to a settlement between the party and the Company, the terms of which are confidential.

Interest expense increased by $249,983 from $441,041 for the six months ended June 30, 2018 to $691,024 for the six months ended June 30, 2019. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,324,228 at June 30, 2019, compared to $50,986 at December 31, 2018. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $230,441,440 as of June 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug product candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2019 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 3 – Critical Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 8.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the six months ended June 30, 2019, the Company entered into additional PRH Notes with related parties in the aggregate principal amount of $25,000. As of June 30, 2019, the Company had drawn down the entire $25,000 under these notes.

During the six months ended June 30, 2019, the Company entered into additional PRH Notes with non-related party accredited investors in the aggregate principal amount of $4,825,000. As of June 30, 2019, the Company had drawn down the entire $4,825,000 under these notes.

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

Incentive Compensation to Chief Financial Officer

On March 25, 2019, the Company entered into an employment agreement (the “Employment Agreement”) with its Chief Financial Officer (“CFO”). The Employment Agreement provides that the CFO shall receive initial incentive compensation of 50,000 shares of common stock. The Company believes that such transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering. On May 2, 2019, the Company issued the shares to the CFO.

Incentive Compensation to Consultants

During the six months ended June 30, 2019, the Company issued an aggregate of 141,590 shares of common stock to consultants in connection with services rendered. During the six months ended June 30, 2019, the Company issued 387,500 five-year immediately vested warrants to a consultant to purchase an aggregate of 387,500 shares of common stock with exercise prices ranging from $1.00 to $2.00 per share. The Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Amendment No. 2 to the Independent Contractor Agreement dated April 19, 2017 between the Company and Bruce Horowitz, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 9, 2019).

10.2

Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

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

PROVECTUS BIOPHARMACEUTICALS, INC.

August 8, 2019	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

