Form 10-Q
period 2019-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2019-11-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 12, 2019, was 388,576,975.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under U.S. federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations. These statements also express management’s current views of future performance, results, and trends and may be identified by their use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “strategy,” “will,” and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to materially differ from those described in the forward-looking statements. Readers should not place undue reliance on forward-looking statements. Such statements are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements after this date, unless otherwise required by law.

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018), and the following:

●	Our potential receipt of sales from investigational drug products PV-10 and PH-10 (if and when approved); transaction fees; licensing, milestone, and/or royalty payments; and/or payments in connection with the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to our investigational drug products and/or drug substance rose bengal (and/or any other halogenated xanthene),

●	Our ability to raise additional capital, and

●	Our ability to close on additional tranches of the financing from a group of the Company’s stockholders (the “PRH Group”) pursuant to the Definitive Financing Commitment Term Sheet we entered into with the PRH Group (which has specifically disclaimed it is a “group” as defined under U.S. federal securities law) effective as of March 19, 2017.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$434,787	$50,986
Short-term receivables - legal fees, settlement and other, net	290,076	595,326
Prepaid expenses	169,113	370,209

Total Current Assets	893,976	1,016,521

Equipment and furnishings, less accumulated depreciation of $61,107 and $50,538, respectively	61,907	72,476
Operating lease right-of-use asset	212,187	-
Patents, net of accumulated amortization of $11,319,558 and $10,816,218, respectively	395,887	899,227

Total Assets	$1,563,957	$1,988,224

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,345,677	$3,312,049
Other accrued expenses	949,427	790,358
Current portion of operating lease liability	76,423	-

Total Current Liabilities	2,371,527	4,102,407

Accrued interest	1,314,357	659,379
Accrued interest - related parties	1,125,549	711,927
Convertible notes payable	12,297,000	7,062,000
Convertible notes payable - related parties	6,895,000	6,870,000
Non-current portion of operating lease liability	148,644	-

Total Liabilities	24,152,077	19,405,713

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at September 30, 2019 and December 31, 2018; aggregate liquidation preference of $3,500 at September 30, 2019 and December 31, 2018	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 388,576,975 and 384,614,528 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	388,577	384,615
Additional paid-in capital	209,309,619	209,092,187
Accumulated other comprehensive loss	(24,801)	-
Accumulated deficit	(232,261,515)	(226,894,291)

Total Stockholders’ Deficiency	(22,588,120)	(17,417,489)

Total Liabilities and Stockholders’ Deficiency	$1,563,957	$1,988,224

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating Expenses:
Research and development	$1,004,454	$528,355	$3,250,109	$3,458,657
General and administrative	438,359	829,406	1,828,675	2,693,293
Total Operating Expenses	1,442,813	1,357,761	5,078,784	6,151,950

Total Operating Loss	(1,442,813)	(1,357,761)	(5,078,784)	(6,151,950)
Other Income/(Expense):
Gain on settlement of lawsuits	-	-	675,000	825,000
Research and development tax credit	(826)	-	82,115	42,685
Investment and interest income	1,140	4,931	23,045	16,656
Interest expense	(377,576)	(256,173)	(1,068,600)	(697,214)

Net Loss	$(1,820,075)	$(1,609,003)	$(5,367,224)	$(5,964,823)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	385,817,485	383,256,742	385,726,721	380,754,529

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Loss	$(1,820,075)	$(1,609,003)	$(5,367,224)	$(5,964,823)
Other Comprehensive Loss:
Foreign currency translation adjustments	58	-	(24,801)	-
Total Comprehensive Loss	$(1,820,017)	$(1,609,003)	$(5,392,025)	$(5,964,823)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

Common stock issued for services	-	-	191,590	191	8,771	-	-	8,962
Warrants issued for services	-	-	-	-	10,113	-	-	10,113
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,177,319)	(2,177,319)
Other comprehensive loss	-	-	-	-	-	(2,496)	-	(2,496)

Balance at June 30, 2019	100	$-	384,906,118	$384,906	$209,116,301	$(24,859)	$(230,441,440)	$(20,965,092)

Common stock issued for services	-	-	25,000	25	1,725	-	-	1,750
Common stock issued upon exercise of warrants	-	-	3,645,857	3,646	190,678	-	-	194,324
Warrants issued for services	-	-	-	-	915	-	-	915
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,820,075)	(1,820,075)
Other comprehensive loss	-	-	-	-	-	58	-	58

Balance at September 30, 2019	100	$-	388,576,975	$388,577	$209,309,619	$(24,801)	$(232,261,515)	$(22,588,120)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
	Preferred Stock				Additional
	Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2018	100	$-	370,961,451	$370,962	$208,351,431	$(218,741,236)	$(10,018,843)

Common stock issued upon exercise of warrants	-	-	7,926,739	7,927	414,568	-	422,495
Net loss	-	-	-	-	-	(2,899,612)	(2,899,612)

Balance at March 31, 2018	100	$-	378,888,190	$378,889	$208,765,999	$(221,640,848)	$(12,495,960)

Common stock issued upon exercise of warrants	-	-	3,222,838	3,223	168,555	-	171,778
Common stock issued in lieu of accounts payable	-	-	1,000,000	1,000	79,000	-	80,000
Net loss	-	-	-	-	-	(1,456,208)	(1,456,208)

Balance at June 30, 2018	100	$-	383,111,028	$383,112	$209,013,554	$(223,097,056)	$(13,700,390)

Common stock issued upon exercise of warrants	-	-	390,000	390	20,396	-	20,786
Common stock issued in lieu of accounts payable	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,609,003)	(1,609,003)

Balance at September 30, 2018	100	$-	383,501,028	$383,502	$209,033,950	$(224,706,059)	$(15,288,607)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(5,367,224)	$(5,964,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,740	80,000
Depreciation	63,492	10,570
Amortization of patents	503,340	503,340
Changes in operating assets and liabilities
Settlement receivable	52,500	434,040
Prepaid expenses	201,096	192,643
Accounts payable - trade	(1,966,372)	(810,036)
Other accrued expenses and lease liability	371,776	462,409
Accrued interest expense	1,068,600	697,214

Net Cash Used In Operating Activities	(5,051,052)	(4,394,643)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	5,235,000	2,556,000
Proceeds from issuance of convertible notes payable - related parties	25,000	1,350,000
Proceeds from exercise of warrants	199,654	615,059
Net Cash Provided By Financing Activities	5,459,654	4,521,059

Effect of Exchange Rate Changes on Cash	(24,801)	-

Net Increase In Cash and Cash Equivalents	383,801	126,416

Cash and Cash Equivalents, Beginning of Period	50,986	105,504

Cash and Cash Equivalents, End of Period	$434,787	$231,920

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Offset of related party receivable and payable	$252,750	$-

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

●	Hematology. PV-10 is also undergoing preclinical study for pediatric blood cancers (including leukemia).

●	Dermatology: Topical PH-10, an immuno-dermatology agent, is undergoing clinical study for inflammatory dermatoses, like psoriasis and atopic dermatitis.

To date, the Company has not generated any revenues from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $434,787 at September 30, 2019. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10, and to raise additional capital.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure you that it will be successful in developing further, co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug product candidate of the Company, or entering into any commercial financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2019 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2017 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot assure you that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

As of September 30, 2019, the Company had received aggregate loans of $19,192,000 in connection with the 2017 Financing.

As of September 30, 2019, and through the date of filing, the Series D Preferred Stock had not been designated by the Company’s Board of Directors (the “Board”). As a result, the Company did not analyze the loan for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the PRH Notes were not convertible as of their respective dates of issuance or as of September 30, 2019.

Convertible Notes Payable – Related Parties

During the nine months ended September 30, 2019, the Company entered into additional related party PRH Notes in the aggregate principal amount of $25,000.

As of September 30, 2019, the Company had borrowed $6,895,000 of related party PRH Notes that were outstanding.

Convertible Notes Payable – Non-Related Parties

During the nine months ended September 30, 2019, the Company entered into additional non-related party PRH Notes in the aggregate principal amount of $5,235,000.

As of September 30, 2019, the Company had borrowed $12,297,000 of non-related party PRH Notes that were outstanding.

5. Receivables

The following table summarizes the receivables at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Legal Fees	Settlement	Total

Gross receivable	$683,250	$1,703,405	$2,386,655
Reserve for uncollectibility	(455,500)	(1,649,043)	(2,104,543)
Net receivable	227,750	54,362	282,112
Short-term receivable - Settlement	-	54,362	54,362
Short-term receivable - Legal	227,750	-	227,750
Long-term receivable	$-	$-	$-

	December 31, 2018
	Legal Fees	Settlement	Total

Gross receivable	$911,000	$1,783,795	$2,694,795
Reserve for uncollectibility	(455,500)	(1,649,043)	(2,104,543)
Net receivable	455,500	134,752	590,252
Short-term receivable - Settlement	-	134,752	134,752
Short-term receivable - Legal	455,500	-	455,500
Long-term receivable	$-	$-	$-

During the nine months ended September 30, 2019, officers of the Company offset their settlement amounts owed to the Company against accrued payroll and other payables totaling $252,750. This offset reduced the amount of the settlement and was approved by the Company’s Board.

6. Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2019, the Company issued an aggregate of 216,590 shares of immediately vested restricted common stock to an employee and consultants with an issuance date fair value of $10,712, which was recognized immediately.

Warrants

During the nine months ended September 30, 2019, the Company issued 387,500 five-year immediately vested warrants to a consultant to purchase an aggregate of 387,500 shares of common stock with exercise prices ranging from $1.00 to $2.00 per share. The warrants had an aggregate grant date fair value of $10,113, which was recognized immediately under stock compensation in general and administrative.

During the nine months ended September 30, 2019, the Company issued 25,000 three-year immediately vested warrants to a consultant to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share. The warrants had an aggregate grant date fair value of $915, which was recognized immediately under stock compensation in general and administrative.

In applying the Black-Scholes option pricing model to warrants issued, the Company used the following assumptions:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected terms (years)	3.00	n/a	3.00-5.00	n/a
Expected volatility	131%	n/a	129-131%	n/a
Risk free interest rate	1.82%	n/a	1.82-2.23%	n/a
Expected dividends	0.00%	n/a	0.00%	n/a

During the nine months ended September 30, 2019, warrant holders exercised warrants to purchase an aggregate of 3,745,857 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $199,654 and issued 3,745,857 shares of common stock to the warrant holders.

7. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total rent expense for the nine months ended September 30, 2019 was $79,756, of which, $53,171 was included within research and development and $26,585 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense for the nine months ended September 30, 2018 was $66,313, of which, $44,209 was included within research and development and $22,104 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense during the three months ended September 30, 2019 was $22,622, of which, $15,081 was included within research and development and $7,541 was included within general and administrative expenses on the condensed consolidated statement of operations. Total rent expense during the three months ended September 30, 2018 was $22,080, of which, $14,720 was included within research and development and $7,360 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of September 30, 2019, the Company had no leases that were classified as a financing lease. As of September 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

Nine Months End September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,952

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$265,550

Weighted Average Remaining Lease Term
Operating leases	2.75 Years

Weighted Average Discount Rate
Operating leases	8.0%

Future minimum payments under non-cancellable lease as of September 30, 2019 were as follows:

For the Years Ending December 31,	Amount

2019	$24,687
2020	90,666
2021	92,471
2022	46,687
Total future minimum lease payments	254,511
Less: amount representing imputed interest	(29,444)
Total	$225,067

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,104,543 as of September 30, 2019 and December 31, 2018, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

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

On July 12, 2018, the arbitrator issued an interim award in favor of the Company, the terms of which are confidential pursuant to the Culpepper Employment Agreement and instructed the parties that a final award was forthcoming. On September 12, 2018, the arbitrator issued his final award in favor of the Company. On October 4, 2018, the Company filed a petition with the Chancery Court for Davidson County, Tennessee to confirm the arbitration award. On November 7, 2018, the Company received Culpepper’s answer to the petition filed on October 4, 2018. This court entered an order confirming the arbitrator’s award on January 23, 2019. On February 20, 2019, Culpepper filed a motion to alter or amend this judgment. On March 22, 2019, the Chancery Court upheld the arbitration award in favor of the Company. On April 16, 2019, Culpepper filed a Notice of Appeal with the Tennessee Court of Appeals regarding the judgment confirming the arbitration award and the order denying Culpepper’s motion to alter or amend the judgment (the “Culpepper Appeal”). The Company and Culpepper have submitted their respective Culpepper Appeal briefs.

9. Subsequent Events

Convertible Notes Payable

Subsequent to September 30, 2019, the Company entered into PRH Notes with non-related parties in the aggregate principal amount of $200,000. The Company had drawn down the entire $200,000 under these notes.

Scott Kleba Settlement Agreement Satisfaction

Pursuant to the terms and conditions of the Stipulated Settlement Agreement and Mutual Release made and entered into by and between the Company (then-Provectus Pharmaceuticals, Inc.) and Timothy C. Scott, Ph.D. on June 6, 2014, and consented to and approved by Glenn Kleba and Don B. Dale (the “Plaintiffs”), derivatively on behalf of the Company in the Plaintiffs’ shareholder derivative lawsuit (the “Kleba Settlement Agreement”), Dr. Scott completed repayment of his Cash Repayment Obligations (as defined in the Kleba Settlement Agreement) on October 9, 2019. Dr. Scott’s Cash Repayment Obligations equaled (i) the Reduced Repayment Amount (as defined in the Kleba Settlement Agreement) of $1,199,303, including imputed interest, plus (ii) Dr. Scott’s pro rata portion of the Company’s Litigation Costs (as defined in the Kleba Settlement Agreement) of $227,750, for a total payment to the Company of $1,427,053. As part of his prepayment completion, the PRH Note in the principal amount of $250,000 and accrued interest of $32,111, that the Company entered into with Dr. Scott and Leigh Anne Scott on February 28, 2018 was cancelled. Pursuant to the terms and conditions of the Stock Pledge Agreement related to the Kleba Settlement Agreement, satisfaction of his Cash Repayment Obligations removed the Company’s first-priority security interest in 1,000,000 shares of the Company’s common stock beneficially owned by Dr. Scott, which had served as collateral for the Cash Repayment Obligations owed to the Company.

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

Lysosomes are the central organelles for intracellular degradation of biological macromolecules and organelles. Discovered by Christian de Duve, M.D. in 1955, lysosomes have been linked with a number of biological processes like cell death, inflammasome activation, and immune response. In 1959, Dr. de Duve described lysosomes as “suicide bags,” because their rupture led to cell death and tissue autolysis. Lysosomes have been shown to play a role in each of the primary pathways of cell death, which are apoptosis, autophagy, and necrosis. Dr. de Duve was awarded the Nobel Prize in 1974 for discovering and characterizing lysosomes.

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

Our Advisory Boards

The Company named a second member, Frank Akers, Ph.D., to its Strategic Advisory Board effective as of September 1, 2019. The purpose of the Strategic Advisory Board is for the Company to have formal access to a group of independent people with significant, meaningful, professional experience who provide high quality, objective advice to the Company in areas of strategic importance, including but not limited to business development, corporate development, and business operations (such as clinical operations, drug development, regulatory affairs, and manufacturing of drug substance and drug product). The Company named the first member, Harold Schmitz, Ph.D., to its Scientific Advisory Board effective as of September 1, 2019. The purpose of the Scientific Advisory Board is for the Company to have formal access to a group of independent people with significant, meaningful, professional experience who provide high quality, objective advice to the Company in areas of strategic scientific importance, such as but not limited to the Company’s science and technology, and drug development.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

Overview

	For the Three Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

Operating Expenses:
Research and development	$1,004,454	$528,355	$476,099	90.1%
General and administrative	438,359	829,406	(391,047)	-47.1%
Total Operating Expenses	1,442,813	1,357,761	85,052	6.3%

Total Operating Loss	(1,442,813)	(1,357,761)	(85,052)	6.3%
Other Income/(Expense):
Gain on settlement of lawsuits	-	-	-	0.0%
Research and development tax credit	(826)	-	(826)	100.0%
Investment and interest income	1,140	4,931	(3,791)	-76.9%
Interest expense	(377,576)	(256,173)	(121,403)	47.4%

Net Loss	$(1,820,075)	$(1,609,003)	$(211,072)	13.1%

Research and Development Expenses

Research and development expenses were $1,004,454 for the three months ended September 30, 2019, an increase of $476,099 or 90.1% compared to the three months ended September 30, 2018. The increase was due to (i) the 2018 settlement between the Company and a former clinical operations vendor whereby the Company received a credit for $596,894 against its overall amounts due, partially offset by (ii) lower insurance costs, and (iii) a decrease in payroll and related taxes due to a lower negotiated employment agreement.

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

Research and development:
Clinical trial and research expenses	$689,203	$134,818	$554,385	411.2%
Depreciation/amortization	169,941	169,942	(1)	0.0%
Insurance	66,762	67,964	(1,202)	-1.8%
Payroll and taxes	61,793	139,172	(77,379)	-55.6%
Rent and utilities	16,755	16,459	296	1.8%
Total research and development	$1,004,454	$528,355	$476,099	90.1%

General and Administrative Expenses

General and administrative expenses were $438,359 for the three months ended September 30, 2019, a decrease of $391,047 or 47.1% compared to the three months ended September 30, 2018. The decrease was due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees.

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

General and administrative:
Depreciation	$1,361	$1,361	$(0)	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	39,052	56,712	(17,660)	-31.1%
Legal and litigation	71,362	325,880	(254,518)	-78.1%
Other general and administrative cost	23,691	36,605	(12,914)	-35.3%
Payroll and taxes	55,162	116,122	(60,960)	-52.5%
Professional fees	143,278	188,000	(44,722)	-23.8%
Rent and utilities	8,203	8,476	(273)	-3.2%
Total general and administrative	$438,359	$829,406	$(391,047)	-47.1%

Other Income/(Expense)

Other income decreased by $4,617 from $4,931 for the three months ended September 30, 2018 to $314 for the three months ended September 30, 2019.

Interest expense increased by $121,403 from $256,173 for the three months ended September 30, 2018 to $377,576 for the three months ended September 30, 2019. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

Overview

	For the Nine Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

Operating Expenses:
Research and development	$3,250,109	$3,458,657	$(208,548)	-6.0%
General and administrative	1,828,675	2,693,293	(864,618)	-32.1%
Total Operating Expenses	5,078,784	6,151,950	(1,073,166)	-17.4%

Total Operating Loss	(5,078,784)	(6,151,950)	1,073,166	-17.4%

Other Income/(Expense):
Gain on settlement of lawsuits	675,000	825,000	(150,000)	-18.2%
Research and development tax credit	82,115	42,685	39,430	92.4%
Investment and interest income	23,045	16,656	6,389	38.4%
Interest expense	(1,068,600)	(697,214)	(371,386)	53.3%

Net Loss	$(5,367,224)	$(5,964,823)	$597,599	-10.0%

Research and Development

Research and development expenses were $3,250,109 for the nine months ended September 30, 2019, a decrease of $208,548 or 6.0% compared to the nine months ended September 30, 2018. The decrease was due to (i) lower clinical operations due to drug manufacturing in 2018, (ii) the 2018 settlement between the Company and a former clinical operations vendor whereby the Company received a credit for $596,894 against its overall amounts due, (iii) lower insurance costs, and (iv) lower payroll and related taxes due to a lower negotiated employment agreement

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$2,227,329	$2,256,074	$(28,745)	-1.3%
Depreciation/amortization	509,825	509,825	-	0.0%
Insurance	193,774	218,917	(25,143)	-11.5%
Payroll and taxes	262,200	423,766	(161,566)	-38.1%
Rent and utilities	56,981	50,075	6,906	13.8%
Total research and development	$3,250,109	$3,458,657	$(208,548)	-6.0%

General and Administrative

General and administrative expenses were $1,828,675 for the nine months ended September 30, 2019, a decrease of $864,618 or 32.1% compared to the nine months ended September 30, 2018. The decrease was due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) lower payroll and related taxes, and (iii) lower other general and administrative cost (travel and entertainment), partially offset by (vi) increased director fees (from having period-over-period, a five-member Board compared to a four-member Board in previous year).

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)	% Change

General and administrative:
Depreciation	$4,084	$4,084	$(0)	0.0%
Directors fees	288,750	137,107	151,643	110.6%
Insurance	130,894	146,433	(15,539)	-10.6%
Legal and litigation	418,719	1,173,040	(754,321)	-64.3%
Other general and administrative cost	92,582	236,267	(143,685)	-60.8%
Payroll and taxes	253,601	356,948	(103,347)	-29.0%
Professional fees	610,755	633,750	(22,995)	-3.6%
Rent and utilities	29,290	5,664	23,626	417.1%
Total general and administrative	$1,828,675	$2,693,293	$(864,618)	-32.1%

Other Income/(Expense)

Other income decreased by $104,181 from $884,341 for the nine months ended September 30, 2018 to $780,160 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the matters with former accounting vendors Bible Harris Smith, PC (“BHS”) and RSM US LLP (“RSM”) were resolved pursuant to a settlement between these parties and the Company, the terms of which are confidential. During the nine months ended September 30, 2018, the matter with BDO, the Company’s former external audit firm, was resolved pursuant to a settlement between the party and the Company, the terms of which are confidential.

Interest expense increased by $371,386 from $697,214 for the nine months ended September 30, 2018 to $1,068,600 for the nine months ended September 30, 2019. The increase was due to the increased number of convertible notes payable relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $434,787 at September 30, 2019, compared to $50,986 at December 31, 2018. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $232,261,515 as of September 30, 2019. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2017 Financing

During the three months ended September 30, 2019, the Company entered into additional PRH Notes with non-related party accredited investors in the aggregate principal amount of $410,000. As of September 30, 2019, the Company had drawn down the entire $410,000 under these notes.

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

Incentive Compensation to Consultants

During the three months ended September 30, 2019, the Company issued 25,000 shares of common stock to an advisory board member in connection with the contract entered into on August 1, 2019. During the three months ended September 30, 2019, the Company issued 25,000 three-year immediately vested warrants to a consultant to purchase an aggregate of 25,000 shares of common stocks with an exercise price of $0.2862 per share. The Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 12, 2019	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

