Form 10-Q
period 2020-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2020-05-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2020, was 390,689,475.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019), and:

●	Our potential receipt of sales from investigational drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance or other disposition of any intellectual property relating to halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital, including but not limited to our ability to close on additional tranches of the 2020 Financing pursuant to the 2020 Term Sheet that our Board approved effective as of December 31, 2019, and

●

The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$213,739	$590,706
Short-term receivables - legal fees, settlement and other, net	74,235	55,058
Prepaid expenses	240,361	350,249

Total Current Assets	528,335	996,013

Equipment and furnishings, less accumulated depreciation of $68,153 and $64,630, respectively	54,861	58,384
Operating lease right-of-use asset	176,439	194,400
Patents, net of accumulated amortization of $11,655,118 and $11,487,338, respectively	60,327	228,107

Total Assets	$819,962	$1,476,904

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,581,762	$1,125,890
Accrued interest	75,333	65,333
Convertible notes payable	1,000,000	500,000
Other accrued expenses	1,250,227	1,255,266
Current portion of operating lease liability	79,533	76,423

Total Current Liabilities	3,986,855	3,022,912

Accrued interest	1,763,304	1,501,864
Accrued interest - related parties	1,360,293	1,226,582
Convertible notes payable	12,697,000	12,997,000
Convertible notes payable - related parties	6,770,000	6,670,000
Non-current portion of operating lease liability	108,070	130,658

Total Liabilities	26,685,522	25,549,016

Commitments and contingencies (Note 9)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at March 31, 2020 and December 31, 2019; aggregate liquidation preference of $3,500 at March 31, 2020 and December 31, 2019	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 390,689,475 and 389,889,475 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	390,689	389,889
Additional paid-in capital	209,420,675	209,378,835
Accumulated other comprehensive loss	(33,035)	(24,008)
Accumulated deficit	(235,643,889)	(233,816,828)

Total Stockholders’ Deficiency	(25,865,560)	(24,072,112)

Total Liabilities and Stockholders’ Deficiency	$819,962	$1,476,904

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Operating Expenses:
Research and development	$909,446	$1,037,331
General and administrative	538,794	759,253
Total Operating Expenses	1,448,240	1,796,584

Total Operating Loss	(1,448,240)	(1,796,584)
Other Income/(Expense):
Gain on settlement of lawsuits	-	675,000
Research and development tax credit	26,251	84,072
Investment and interest income	79	2,255
Interest expense	(405,151)	(334,573)
Total Other Income/(Expense)	(378,821)	426,754

Net Loss	$(1,827,061)	$(1,369,830)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	390,557,607	384,705,639

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net Loss	$(1,827,061)	$(1,369,830)
Other Comprehensive Loss:
Foreign currency translation adjustments	(9,027)	(22,363)
Total Comprehensive Loss	$(1,836,088)	$(1,392,193)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	Preferred					Accumulated
	Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
	Preferred					Accumulated
	Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(1,827,061)	$(1,369,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	2,650
Noncash lease expense	17,961	-
Depreciation	3,523	21,311
Amortization of patents	167,780	167,780
Changes in operating assets and liabilities
Short term receivables	(27,728)	(33,943)
Prepaid expenses	109,888	98,225
Accounts payable - trade	456,437	(1,857,444)
Other accrued expenses	(2,795)	570,624
Operating lease liability	(19,478)	-
Accrued interest expense	405,151	334,574

Net Cash Used In Operating Activities	(716,322)	(2,066,053)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	200,000	3,775,000
Proceeds from issuance of convertible notes payable - related parties	100,000	25,000
Proceeds from exercise of warrants	42,640	5,330
Net Cash Provided By Financing Activities	342,640	3,805,330

Effect of Exchange Rate Changes on Cash	(3,285)	(22,363)

Net (Decrease) Increase In Cash and Cash Equivalents	(376,967)	1,716,914

Cash and Cash Equivalents, Beginning of Period	590,706	50,986

Cash and Cash Equivalents, End of Period	$213,739	$1,767,900

Non-cash investing and financing activities:
Offset of related party receivable and payable	$-	$25,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

A novel strain of coronavirus (“CoV”), severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”), was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 outbreak, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors, and to minimize business disruption. The Company considered the impact of SARS-CoV-2 on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020.

The full extent of SARS-CoV-2 future impacts on the Company’s operations and financial condition is uncertain. A prolonged SARS-CoV-2 outbreak could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $213,739 at March 31, 2020. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

Subsequent to March 31, 2020, the Company received an aggregate $50,000 in connection with the 2020 Financing.  In April 2020, the Company received $62,500 from the Paycheck Protection Program (“PPP”) and $3,000 from an Economic Injury Disaster Loan (“EIDL”) grant (“EIDG”) of the Coronavirus Aid, Relief, and Economic Security Act (The “CARES Act”). See Note 10 – Subsequent Events.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure you that it will be successful in developing further, co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug products of the Company, or entering into any commercial financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2020 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2020 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot assure you that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Critical Accounting Policies

Since the date the Company’s December 31, 2019 consolidated financial statements were issued in its 2019 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, Codification Improvements to Financial Instruments. There are seven issues addressed in this update. Issues 1 – 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 became effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption of other updates. Management’s initial analysis is that it does not believe the new guidance will substantially impact the Company’s financial statements. The Company adopted certain provisions which have become effective during fiscal 2020 within ASU 2020-03 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and financial statement disclosures. The Company is currently evaluating the effect that adopting the remaining new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

The CARES Act

On March 27, 2020, President Trump signed the CARES Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740 of GAAP, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The adoption of the CARES Act provisions did not have a material impact on the Company’s condensed consolidated financial statements.

4. Convertible Notes Payable

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

Since financing was launched and through March 31, 2020, the Company had received aggregate Loans of $400,000 in connection with the 2020 Financing.

The Series D Preferred Stock

As of March 31, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the notes issued in connection with the 2017 and 2020 Financings, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the notes were not convertible as of their respective dates of issuance or as of March 31, 2020.

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2020, the Company entered into additional related party 2020 Notes in the aggregate principal amount of $100,000.

Convertible Notes Payable – Non-Related Parties

During the three months ended March 31, 2020, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $200,000. As of March 31, 2020, the Company had borrowed $300,000 under these notes.

5. Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $52,400 and $110,000, respectively, for services rendered. Accrued director fees for Mr. Horowitz as of March 31, 2020 and 2019 were $18,750 and $18,750, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 4 and Note 6 for details of other related party transactions.

6. Receivables

The following table summarizes the receivables at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$74,235	$-	$-	$74,235
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$74,235	$-	$-	$74,235

	December 31, 2019
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$55,058	$-	$-	$55,058
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$55,058	$-	$-	$55,058

7. Stockholders’ Deficiency

Common Stock

During the three months ended March 31, 2020, warrant holders exercised warrants to purchase an aggregate of 800,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $42,640.

8. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total operating lease expense for the three months ended March 31, 2020 was $21,302, of which, $14,201 was included within research and development and $7,101 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended March 31, 2019 was $34,806, of which, $23,204 was included within research and development and $11,602 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of March 31, 2020, the Company had no leases that were classified as a financing lease. As of March 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

Three Months Ended March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$22,441

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted Average Remaining Lease Term
Operating leases	2.25 Years

Weighted Average Discount Rate
Operating leases	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2020 were as follows:

Years	Amount

2020	68,225
2021	92,471
2022	46,688
Total future minimum lease payments	207,384
Less: amount representing imputed interest	(19,781)
Total	$187,603

9. Commitments, Contingencies and Litigation

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,104,543 as of March 31, 2020 and December 31, 2019, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

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

On February 20, 2019, Culpepper filed a motion to alter or amend this judgment. On March 22, 2019, the Chancery Court upheld the arbitration award in favor of the Company. On April 16, 2019, Culpepper filed a Notice of Appeal with the Tennessee Court of Appeals regarding the Chancery Court’s judgment. The Company and Culpepper submitted their respective court of appeal briefs on November 12, 2019 and December 3, 2019, respectively. Oral arguments were held on January 7, 2020. On April 14, 2020, the Court of Appeals affirmed the Chancery Court’s judgement and awarded court costs to the Company. The time for Culpepper to file an application for permission to appeal to the Tennessee Supreme Court runs sixty (60) days from the ruling of the Court of Appeals.

10. Subsequent Events

Convertible Notes Payable

Subsequent to March 31, 2020, the Company entered into 2020 Notes with non-related parties in the aggregate principal amount of $50,000 in connection with 2nd Loans received by the Company for the same amount.

Paycheck Protection Program

On April 20, 2020, the Company received $62,500 from the CARES Act PPP. The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the eight weeks following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during this eight-week period, subject to certain qualifications and exclusions. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. The Company intends to use PPP proceeds it received for purposes consistent with PPP criteria. While the Company currently believes its use of PPP loan proceeds should meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that may cause the Company to be ineligible for loan forgiveness in whole or in part or that PPP eligibility requirements may not change that would result in making the Company or the Company’s use of the PPP proceeds ineligible.

Economic Injury Disaster Grant

On April 29, 2020, the Company received $3,000 from the CARES Act EIDL. In response to the SARS-CoV-2 pandemic, businesses could apply for an EIDL advance, which is designed to provide economic relief to businesses currently experiencing a temporary loss. EIDL advances do not have to be repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020 (“2019 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Our Core Science and Technology

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

PV-10’s lysosomal targeting comprises:

●	Transiting the plasmalemma (i.e., the cell membrane) of cancer cells. PV-10 penetrates the cell membrane of cancerous cells which normally protects the cancer cell from its surrounding environment. PV-10, however, is excluded from normal cells;

●	Accumulating in the lysosomes of cancer cells. As noted above, the physicochemical properties of lysosomes trap PV-10;

●	Triggering the release of lysosomal contents. Acute autolysis can occur within 60 minutes. Early preclinical work by Provectus on PV-10’s lysosomal targeting showed identical responses in different disease models, such as Hepa1-6 murine hepatocellular carcinoma, HTB-133 human breast carcinoma, and H96Ar human multi-drug resistant small cell lung carcinoma;

●	Inducing the rapid cell death of cancer cells. Early trypan blue exclusion work by Provectus confirmed cell death within hours; and,

●	Intracellular pH consistency with the release of acidic lysosomal contents. Early seminaphthorhodafluor-1 (“SNARF-1”) staining work by Provectus confirmed lower intracellular pH upon exposure to PV-10 (RB).

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

Our Drug Development Strategy for Oncology and Hematology

The Company’s strategy is to (i) demonstrate the independent action of single-agent PV-10; that is, safety and activity in T cell and non-T cell inflamed tumor types, in high and low tumor mutation burden tumor types, and in other tumor type categories, such as gene mutations, (ii) demonstrate the coordinated induction of multiple immune signaling pathways (i.e., functional immunogenic cell death [“ICD”]; Snyder et al., Sci Immunol 2019) by PV-10 treatment, (iii) demonstrate the functional T cell response generated by PV-10 treatment, and (iv) contrast and compare PV-10 treatment – safety, activity, and induced immune response – with that of immune checkpoint inhibition (“CI”) and other drug classes in single-agent and PV-10-based combination therapy settings.

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

In hematology, research collaborators continue their preclinical work to develop a potential PV-10-based leukemia vaccine for pediatric patients.

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

Components of Operating Results

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug product candidates. These expenses consist primarily of:

●	Costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
●	Salaries and related expenses for personnel, including stock-based compensation expense;
●	Other outside service costs including cost of contract manufacturing;
●	The costs of supplies and reagents; and,
●	Occupancy and depreciation charges.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Overview

Total operating expenses were $1,448,240 for the three months ended March 31, 2020, a decrease of $348,344 or 19.4% compared to the three months ended March 31, 2019. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company. Net loss for the three months ended March 31, 2020 was $1,827,061, an increase of $457,231 or 33.4% which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

	For the Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)	% Change

Operating Expenses:
Research and development	$909,446	$1,037,331	$(127,885)	-12.3%
General and administrative	538,794	759,253	(220,459)	-29.0%
Total Operating Expenses	1,448,240	1,796,584	(348,344)	-19.4%

Total Operating Loss	(1,448,240)	(1,796,584)	(348,344)	19.4%
Other Income/(Expense):
Gain on settlement of lawsuits	-	675,000	(675,000)	-100.0%
Research and development tax credit	26,251	84,072	(57,821)	-68.8%
Investment and interest income	79	2,255	(2,176)	-96.5%
Interest expense	(405,151)	(334,573)	(70,578)	21.1%
Total Other Income/(Expense)	(378,821)	426,754	(805,575)	-188.8%

Net Loss	$(1,827,061)	$(1,369,830)	$457,231	-33.4%

Research and Development Expenses

Research and development expenses were $909,446 for the three months ended March 31, 2020, a decrease of $127,885 or 12.3% compared to the three months ended March 31, 2019. The decrease was primarily due to (i) reduced cost on clinical trials due to closure of MM-31 study, and (ii) a decrease in payroll and related taxes due to a lower negotiated employment agreement.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$584,057	$627,535	$(43,478)	-6.9%
Depreciation/amortization	169,942	169,942	-	0.0%
Insurance	73,592	65,963	7,629	11.6%
Payroll and taxes	66,479	149,475	(82,996)	-55.5%
Rent and utilities	15,376	24,416	(9,040)	-37.0%
Total research and development	$909,446	$1,037,331	$(127,885)	-12.3%

General and Administrative Expenses

General and administrative expenses were $538,794 for the three months ended March 31, 2020, a decrease of $220,762 or 29.1% compared to the three months ended March 31, 2019. The decrease was primarily due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees.

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,361	$1,361	$-	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	41,866	48,396	(6,530)	-13.5%
Legal and litigation	88,062	193,641	(105,579)	-54.5%
Other general and administrative cost	17,007	22,895	(5,888)	-25.7%
Payroll and taxes	35,486	123,271	(87,785)	-71.2%
Professional fees	250,011	260,212	(10,201)	-3.9%
Rent and utilities	7,660	12,439	(4,779)	-38.4%
Foreign currency translation	1,091	788	303	38.5%
Total general and administrative	$538,794	$759,253	$(220,459)	-29.0%

Other Income/(Expense)

Other income decreased by $734,997 from $761,327 for the three months ended March 31, 2019 to $26,330 for the three months ended March 31, 2020 which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

Interest expense increased by $70,578 from $334,573 for the three months ended March 31, 2019 to $405,151 for the three months ended March 31, 2020. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $213,739 at March 31, 2020, compared to $590,706 at December 31, 2019. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $235,643,889 as of March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2020 Financing; however, there can be no assurance we will be successful in these efforts. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Recently Issued Accounting Standards

Recently issued accounting standards are included in Note 3 – Critical Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 9.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2019 Form 10-K, other than set forth below.

Our business, financial condition and results of operations may be adversely affected by the severe acute respiratory syndrome (SARS)-associated CoV-2 (SARS-CoV-2) pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. The severe acute respiratory syndrome (SARS)-associated CoV-2 (SARS-CoV-2) pandemic, which was reported to have begun in late-2019 and has spread worldwide, may affect our ability to initiate and/or complete current and/or or future preclinical studies and/or clinical trials; disrupt our regulatory activities; and/or have other adverse effects on our clinical development. In addition, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee or independent contractor illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. The SARS-CoV-2 pandemic has also caused substantial disruption in capital and financial markets and adversely impacted economies worldwide, any and/or all of which may disrupt our business, negatively impact our ability to raise additional funds, and adversely affect our results of operations and financial condition. Moreover, many risk factors set forth in the 2019 Form 10-K should be interpreted as heightened risks as a result of the impact of the SARS-CoV-2 pandemic. The extent to which the SARS-CoV-2 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence as of the date of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2020 Financing

During the three months ended March 31, 2020, the Company entered into additional 2020 Notes with a related party investor in the aggregate principal amount of $100,000. As of March 31, 2020, the Company had drawn down the entire $100,000 under these notes.

During the three months ended March 31, 2020, the Company entered into additional 2020 Notes with non-related party accredited investors in the aggregate principal amount of $200,000. As of March 31, 2020, the Company had drawn down the entire $200,000 under these notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

For further details on the terms of the 2017 and 2020 Notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 5, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Form of PRH 2 Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on January 7, 2020).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 13, 2020	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

