Form 10-Q
period 2020-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2020-08-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 11, 2020, was 394,362,475.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020), and:

●

Our potential profits from the sales of investigational drug products PV-10®, PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty, and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital, including but not limited to our ability to close on additional tranches of the 2020 Financing pursuant to the 2020 Term Sheet that our Board approved effective as of December 31, 2019, and

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, and/or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,483,214	$590,706
Short-term receivables - legal fees, settlement and other, net	3,777	55,058
Prepaid expenses	142,659	350,249

Total Current Assets	1,629,650	996,013

Equipment and furnishings, less accumulated depreciation of $71,676 and $64,630, respectively	51,338	58,384
Operating lease right-of-use asset	157,599	194,400
Patents, net of accumulated amortization of $11,715,455 and $11,487,338, respectively	-	228,107

Total Assets	$1,838,587	$1,476,904

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,457,729	$1,125,890
Other accrued expenses	1,376,008	1,255,266
Current portion of accrued interest	2,114,852	65,333
Current portion of accrued interest - related parties	1,494,357	-
Current portion of note payable	23,438	-
Current portion of convertible notes payable	15,872,000	500,000
Current portion of convertible notes payable - related parties	6,770,000	-
Current portion of operating lease liability	81,149	76,423

Total Current Liabilities	29,189,533	3,022,912

Accrued interest, non-current portion	-	1,501,864
Accrued interest, non-current portion - related parties	-	1,226,582
Note payable, non-current portion	39,062	-
Convertible notes payable, non-current portion	-	12,997,000
Convertible notes payable, non-current portion - related parties	-	6,670,000
Operating lease liability, non-current portion	86,974	130,658

Total Liabilities	29,315,569	25,549,016

Commitments and contingencies (Note 9)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at June 30, 2020 and December 31, 2019; aggregate liquidation preference of $3,500 at June 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 390,714,475 and 389,889,475 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	390,714	389,889
Additional paid-in capital	209,421,800	209,378,835
Accumulated other comprehensive loss	(30,802)	(24,008)
Accumulated deficit	(237,258,694)	(233,816,828)

Total Stockholders’ Deficiency	(27,476,982)	(24,072,112)

Total Liabilities and Stockholders’ Deficiency	$1,838,587	$1,476,904

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Expenses:
Research and development	$696,454	$1,208,324	$1,605,900	$2,245,655
General and administrative	514,394	631,063	1,053,188	1,390,316
Total Operating Expenses	1,210,848	1,839,387	2,659,088	3,635,971

Total Operating Loss	(1,210,848)	(1,839,387)	(2,659,088)	(3,635,971)
Other Income/(Expense):
EIDL grant	3,000	-	3,000	-
Gain on settlement of lawsuits	-	-	-	675,000
Research and development tax credit	113	(1,131)	26,364	82,941
Investment and interest income	3,334	19,650	3,413	21,905
Interest expense	(410,404)	(356,451)	(815,555)	(691,024)
Total Other Income/(Expense)	(403,957)	(337,932)	(782,778)	88,822

Net Loss	$(1,614,805)	$(2,177,319)	$(3,441,866)	$(3,547,149)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	390,714,200	384,773,639	390,635,608	384,769,219

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Loss	$(1,614,805)	$(2,177,319)	$(3,441,866)	$(3,547,149)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	2,233	(2,496)	(30,802)	(24,859)
Total Comprehensive Loss	$(1,612,572)	$(2,179,815)	$(3,472,668)	$(3,572,008)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2020

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

Common stock issued for services	-	-	25,000	25	1,125	-	-	1,150
Warrants issued for services	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,614,805)	(1,614,805)
Other comprehensive income	-	-	-	-	-	2,233	-	2,233

Balance at June 30, 2020	100	$-	390,714,475	$390,714	$209,421,800	$(30,802)	$(237,258,694)	$(27,476,982)

FOR THE SIX MONTHS ENDED JUNE 30, 2019

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

Common stock issued for services	-	-	191,590	191	8,771	-	-	8,962
Warrants issued for services	-	-	-	-	10,113	-	-	10,113
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,177,319)	(2,177,319)
Other comprehensive loss	-	-	-	-	-	(2,496)	-	(2,496)

Balance at June 30, 2019	100	$-	384,906,118	$384,906	$209,116,301	$(24,859)	$(230,441,440)	$(20,965,092)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(3,441,866)	$(3,547,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,150	19,075
Noncash lease expense	36,801	-
Depreciation	7,046	42,622
Amortization of patents	228,107	335,560
Changes in operating assets and liabilities
Short term receivables	47,653	49,863
Prepaid expenses	207,590	127,794
Accounts payable - trade	332,134	(1,757,954)
Other accrued expenses	120,817	481,936
Operating lease liability	(38,958)	-
Accrued interest expense	815,430	691,024

Net Cash Used In Operating Activities	(1,684,096)	(3,557,229)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	2,375,000	4,825,000
Proceeds from issuance of convertible notes payable - related parties	100,000	25,000
Proceeds from note payable	62,500	-
Proceeds from exercise of warrants	42,640	5,330
Net Cash Provided By Financing Activities	2,580,140	4,855,330

Effect of Exchange Rate Changes on Cash	(3,536)	(24,859)

Net Increase In Cash and Cash Equivalents	892,508	1,273,242

Cash and Cash Equivalents, Beginning of Period	590,706	50,986

Cash and Cash Equivalents, End of Period	$1,483,214	$1,324,228

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Offset of related party receivable and payable	$-	$252,750

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company that is developing immunotherapy medicines based on an entire, wholly-owned family of small molecules called halogenated xanthenes. The Company’s proprietary lead molecule is current Good Manufacturing Practice (“cGMP”) rose bengal disodium (“RBD”).

●	Oncology: PV-10, an investigational autolytic cancer immunotherapy administered by intralesional (“IL”) injection and formulation of cGMP RBD, is undergoing clinical study for adult solid tumor cancers, like melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others). Orphan drug designation status has been granted to IL PV-10 by the U.S. Food and Drug Administration (the “FDA”) for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). Orphan drug designation status has been granted to IL PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: A new systemically-administered formulation of cGMP RBD is undergoing preclinical study for pediatric blood cancers (including leukemia).

●	Virology: A new systemically-administered formulation of cGMP RBD is undergoing preclinical study for the novel strain of coronavirus (“CoV”), severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Dermatology: PH-10, an investigational immuno-dermatology agent administered as a topical (“top.”) gel and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (including psoriasis and atopic dermatitis).

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020.

The full extent of the SARS-CoV-2 pandemic impacts on the Company’s operations and financial condition is uncertain. A prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $1,483,214 at June 30, 2020. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop IL PV-10, top. PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

During the six months ended June 30, 2020, the Company received a loan of $62,500 under the Paycheck Protection Program (“PPP”) (see Note 4) and received a grant of $3,000 from the Economic Injury Disaster Loan (“EIDL”) under the CARES Act. The grant was recognized as other income during the three and six months ended June 30, 2020.

Subsequent to June 30, 2020, the Company received an aggregate $194,438 in connection with a warrant exercise. The Company also received an aggregate $450,000 in connection with the 2020 Financing. See Note 10 – Subsequent Events.

The Company plans to access capital resources through possible public or private equity offerings, including the 2020 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, IL PV-10 and top. PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2020 Financing or otherwise, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure you that it will be successful in developing further, co-developing, licensing, and/or commercializing IL PV-10, top. PH-10, and/or any other halogenated xanthene-based drug products of the Company, or entering into any commercial financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2020 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2020 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot assure you that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Critical Accounting Policies

Since the date the Company’s December 31, 2019 consolidated financial statements were issued in its 2019 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, Codification Improvements to Financial Instruments. There are seven issues addressed in this update. Issues 1 – 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 became effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption of other updates. Management’s initial analysis is that it does not believe the new guidance will substantially impact the Company’s financial statements. The Company adopted certain provisions which have become effective during fiscal 2020 within ASU 2020-03 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and financial statement disclosures. The Company is currently evaluating the effect that adopting the remaining new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

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

4. Convertible Notes Payable

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”). The 2020 Financing will be in the form of secured convertible loans (“Loans”) from investors that will be evidenced by convertible promissory notes (the “2020 Notes”). Subject to the terms and conditions of the 2020 Term Sheet, the Company will use its best efforts to arrange for the 2020 Financing, which amounts will be obtained in several tranches. The proceeds from the 2020 Financing will be used to fund the Company’s clinical development program, as currently constituted and envisioned, and to fund the Company’s general and administrative expenses.

Since the 2020 Financing was launched and through June 30, 2020, the Company had received aggregate Loans of $2,575,000.

The Series D Preferred Stock

As of June 30, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the notes issued in connection with the 2017 and 2020 Financings, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the notes were not convertible as of their respective dates of issuance or as of June 30, 2020.

Convertible Notes Payable – Related Parties

During the six months ended June 30, 2020, the Company entered into additional related party 2020 Notes in the aggregate principal amount of $100,000. As of June 30, 2020, the Company had borrowed $100,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the six months ended June 30, 2020, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $2,375,000. As of June 30, 2020, the Company had borrowed $2,475,000   under these notes.

Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible uses during a specified period following disbursement, such as payroll, benefits, rent, and utilities, and maintains specified headcount and payroll thresholds. If any portion of a PPP Loan is not forgiven, the unforgiven portion is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. The Company intends to use PPP Loan proceeds in a manner that it believes presently qualifies for full forgiveness. We cannot provide assurance that the PPP Loan will be forgiven in full As of June 30, 2020, the Company had not applied for forgiveness of the PPP Loan.   Once an amount is forgiven under the PPP Loan, the Company intends to recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness.

5. Related Party Transactions

During the three and six months ended June 30, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $11,200 and $63,600, respectively, for services rendered. Accrued director fees for Mr. Horowitz as of June 30, 2020 were $37,500.

During the three and six months ended June 30, 2019, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $61,200 and $171,200, respectively, for services rendered. Accrued director fees for Mr. Horowitz as of June 30, 2019 were $37,500. Mr. Horowitz serves as both COO and a Director.

See Note 4 and Note 6 for details of other related party transactions.

6. Receivables

The following table summarizes the receivables at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$3,777	$-	$-	$3,777
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$3,777	$-	$-	$3,777

	December 31, 2019
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$55,058	$-	$-	$55,058
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$55,058	$-	$-	$55,058

7. Stockholders’ Deficiency

Common Stock

During the six months ended June 30, 2020, warrant holders exercised warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $42,640 and issued 800,000 shares of common stock to the holders. Subsequent to June 30, 2020, the Company received an aggregate $194,438 in connection with a warrant exercise. See Note 10 – Subsequent Events.

During the six months ended June 30, 2020, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant with an issuance date fair value of $1,150, which was recognized immediately.

8. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total operating lease expense for the three months ended June 30, 2020 was $22,332, of which, $14,888 was included within research and development and $7,444 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended June 30, 2019 was $22,329, of which, $14,886 was included within research and development and $7,443 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the six months ended June 30, 2020 was $43,634, of which, $29,090 was included within research and development and $14,544 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the six months ended June 30, 2019 was $57,134, of which, $38,089 was included within research and development and $19,045 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of June 30, 2020, the Company had no leases that were classified as a financing lease. As of June 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

Six Months Ended June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$44,882

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted Average Remaining Lease Term
Operating leases	2.0 Years

Weighted Average Discount Rate
Operating leases	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2020 were as follows:

Years	Amount

2020	45,784
2021	92,471
2022	46,687
Total future minimum lease payments	184,943
Less: amount representing imputed interest	(16,819)
Total	$168,123

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,104,543 as of June 30, 2020 and December 31, 2019, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

Culpepper disputed that he was terminated “for cause” under the Culpepper Employment Agreement. On June 28, 2017, pursuant to the alternative dispute resolution provisions of that agreement, the Company and Culpepper participated in a mediation of their dispute. Having reached no resolution during the mediation, the parties participated in arbitration under the commercial rules of the American Arbitration Association, arbitrating Culpepper’s claim against the Company for severance and the Company’s claims against Culpepper for improper expense reimbursements and amounts Culpepper owed the Company under the Derivative Lawsuit Settlement. On September 12, 2018, the arbitrator issued his final award in favor of the Company.

On October 4, 2018, the Company filed a petition with the Chancery Court for Davidson County, Tennessee to confirm the arbitration award. On January 23, 2019, the Chancery Court entered an order confirming the arbitrator’s award. On February 20, 2019, Culpepper filed a motion to alter or amend the Chancery Court’s judgment. On March 22, 2019, the Chancery Court upheld the arbitration award in favor of the Company.

On April 16, 2019, Culpepper filed a Notice of Appeal with the Tennessee Court of Appeals regarding the Chancery Court’s judgment. The Company and Culpepper submitted their respective court of appeal briefs on November 12, 2019 and December 3, 2019, respectively. Oral arguments were held on January 7, 2020. On April 14, 2020, the Court of Appeals affirmed the Chancery Court’s judgment and awarded court costs to the Company.

On June 16, 2020, Culpepper filed an application to the Supreme Court of Tennessee for permission to appeal the Court of Appeals’ final decision. On June 30, 2020, the Company filed an answer to the Supreme Court in opposition to Culpepper’s application for permission to appeal. On August 5, 2020, the Supreme Court denied Culpepper’s application.

10. Subsequent Events

Convertible Notes Payable

Subsequent to June 30, 2020, the Company entered into a 2020 Note with a non-related party in the aggregate principal amount of $450,000 in connection with a 2nd Loan received by the Company for the same amount.

Exercise of Warrants

Subsequent to June 30, 2020, a warrant holder exercised warrants to purchase an aggregate of 3,648,000 shares of common stock at $0.0533 per share. In connection with this exercise, the Company received aggregate cash proceeds of $194,438.

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

Overview

Provectus is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly-owned family of chemical small molecules called halogenated xanthenes. The Company’s proprietary lead molecule is cGMP RBD. IL PV-10, the first small molecule autolytic immunotherapy and a formulation of cGMP RBD, can induce immunogenic cell death (“ICD”), and is undergoing clinical study for adult solid tumor cancers, such as melanoma and GI tumors (e.g., HCC, mCRC, mNET, mUM), and preclinical study for pediatric solid tumor cancers (e.g., neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, osteosarcoma). Topically-administered PH-10, an immune-modulatory agent and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (e.g., psoriasis, atopic dermatitis). New systemically-administered formulations of cGMP RBD are being investigated for hematology (e.g., acute myeloid leukemia, acute monocytic leukemia) and virology (e.g., SARS-CoV-2).

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at June 30, 2020.

Our Science and Technology

Oncology. IL PV-10 drug product is Provectus’ cGMP injectable formulation of the Company’s pharmaceutical-grade (cGMP) RBD (4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein disodium salt) drug substance. RBD selectively accumulates in the lysosomes of cancer cells. Cancer cells, particularly advanced cancer cells, are very dependent on effective lysosomal functioning (Piao et al., Ann N Y Acad Sci 2016). Cancer progression and metastasis are associated with lysosomal compartment changes (Nishimura et al., Pathol Oncol Res 1998; Gocheva et al., Genes Dev 2006), which are closely correlated with, among other things, invasive growth, angiogenesis, and drug resistance (Fahrenbacher et al., Cancer Res 2005).

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

Provectus showed that RBD selectively accumulates in the lysosomes of cancer cells and disrupts them, causing the cancer cells to die. RBD has also been shown by Provectus and independent researchers to trigger each major, distinct form of lysosomal cell death; that is, apoptosis, autophagy, and necrosis.

RBD’s lysosomal targeting comprises:

●	Transiting the plasmalemma (i.e., the cell membrane) of cancer cells. RBD penetrates the cell membrane of cancerous cells which normally protects the cancer cell from its surrounding environment. RBD, however, is excluded from normal cells;

●	Accumulating in the lysosomes of cancer cells. As noted above, the physicochemical properties of lysosomes trap RBD;

●	Triggering the release of lysosomal contents. Acute autolysis can occur within 60 minutes. Early preclinical work by Provectus on RBD’s lysosomal targeting showed identical responses in different disease models, such as Hepa1-6 murine hepatocellular carcinoma, HTB-133 human breast carcinoma, and H96Ar human multi-drug resistant small cell lung carcinoma;

●	Inducing the rapid cell death of cancer cells. Early trypan blue exclusion work by Provectus confirmed cell death within hours; and,

●	Intracellular pH consistency with the release of acidic lysosomal contents. Early seminaphthorhodafluor-1 (“SNARF-1”) staining work by Provectus confirmed lower intracellular pH upon exposure to RBD.

Hematology. In primary cells and cell lines derived from pediatric leukemia patients, RBD may lead to stimulator of interferon genes (“STING”) dimerization and the release of interferon gamma, indicating a potential immune activation mechanism of RBD. Heat shock proteins, which chaperone misfolded or abnormally-folded proteins, associated with STING dimerization in RBD-treated cells, indicating a mechanism that may lead to enhanced STING activation following RBD-specific treatment.

Virology. The Company’s work in this disease area to identify activity and elucidate mechanism(s) of action is ongoing.

Dermatology. For psoriasis, pathways significantly improved by PH-10 drug product treatment include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons. Clinical work has shown that more than 500 disease-related genes were down-regulated after four weeks of application and a wide-range of central psoriasis-related genes, including IL-23, IL-17, IL-22, S100A7, IL-19, IL-36, and CXCL1, were normalized (i.e., treated lesional skin had values in the same range as baseline non-lesional skin).

Our Drug Development Strategy

Oncology. The Company’s strategy is to (i) demonstrate the independent action of single-agent IL PV-10; that is, safety and activity in T cell and non-T cell inflamed tumor types, in high and low tumor mutation burden tumor types, and in other tumor type categories, such as gene mutations, (ii) demonstrate the coordinated induction of multiple immune signaling pathways (i.e., functional ICD); Snyder et al., Sci Immunol 2019) by IL PV-10 treatment, (iii) demonstrate the functional T cell response generated by IL PV-10 treatment, and (iv) contrast and compare IL PV-10 treatment (i.e., safety, activity, and induced immune response) with that of immune checkpoint blockade (“CB”) and other drug classes in single-agent and IL PV-10-based combination therapy settings.

This strategy may quicken the advancement of single-agent IL PV-10 along a pathway-to-approval in solid tumor cancer indications where there is high unmet need, limited activity from other therapies, and the opportunity to display the immune response from IL PV-10 treatment, such as mNET (NCT02693067). This strategy may also permit the Company to develop and advance a cancer combination therapy involving one or more CB and/or other drug classes along a pathway-to-approval in a disease indication where there is high unmet need, limited activity from standard of care (“SOC”) treatment, and the opportunity to display how IL PV-10 augments clinical response to existing or emerging SOCs, such as mUM (i.e., combination therapy with an anti-CTLA-4 agent and an anti-PD-1 agent) (NCT00986661).

Hematology. The Company and research collaborators are undertaking preclinical work on a potential, systemically-administered, cGMP RBD leukemia treatment and/or cancer vaccine for pediatric patients.

Virology. The Company and research collaborators are undertaking preclinical work on a potential, systemically-administered, cGMP RBD therapy for SARS-CoV-2.

Dermatology. The Company’s strategy is to (i) demonstrate 12-week single-agent administration proof-of-concept (“POC”) for top. PH-10 that includes (a) a preclinical safety study of extended 12-week administration (compared to, previously, four weeks), (b) a clinical mechanism of action study in atopic dermatitis, which would be a “book-end” trial to the already completed clinical mechanism study in psoriasis, (c) Phase 2 randomized controlled trials of top. PH-10 for the treatment of psoriasis and atopic dermatitis that may potentially utilize SOC comparators, and (d) end-of-Phase 2 meetings with the FDA upon the completion of the abovementioned Phase 2 trials, and (ii) expand POC top. PH-10 treatment to include dermatology combination therapy. Our goal for this POC work is to achieve Phase 3 trial-ready status for top. PH-10 in both psoriasis and atopic dermatitis.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

Overview

Total operating expenses were $1,210,848 for the three months ended June 30, 2020, a decrease of $628,539 or 34.2% compared to the three months ended June 30, 2019. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company and closure of our phase III trial, as well as slower enrollments and treatments in our clinical trials due to the SARS-CoV-2 pandemic. Net loss for the three months ended June 30, 2020 was $1,614,805, a decrease of $562,514 or 25.8% which was primarily attributable to lower expenses incurred as a result of the SARS-CoV-2 pandemic.

	For the Three Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$696,454	$1,208,324	$(511,870)	-42.4%
General and administrative	514,394	631,063	(116,669)	-18.5%
Total Operating Expenses	1,210,848	1,839,387	(628,539)	-34.2%

Total Operating Loss	(1,210,848)	(1,839,387)	628,539	-34.2%
Other Income/(Expense):
EIDL grant	3,000	-	3,000	0.0%
Gain on settlement of lawsuits	-	-	-	0.0%
Research and development tax credit	113	(1,131)	1,244	0.0%
Investment and interest income	3,334	19,650	(16,316)	-83.0%
Interest expense	(410,404)	(356,451)	(53,953)	15.1%
Total Other Income/(Expense)	(403,957)	(337,932)	(66,025)	19.5%

Net Loss	$(1,614,805)	$(2,177,319)	$562,514	-25.8%

Research and Development Expenses

Research and development expenses were $696,454 for the three months ended June 30, 2020, a decrease of $511,870 or 42.4% compared to the three months ended June 30, 2019. The decrease was primarily due to (i) reduced cost on clinical trials and research expenses due to slow enrollments and treatments in clinical trials due to the SARS-CoV-2 pandemic, and (ii) a decrease in amortization of patents due to patents being fully amortized.

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$477,384	$910,591	$(433,207)	-47.6%
Depreciation/amortization	62,489	169,942	(107,453)	-63.2%
Insurance	72,685	61,049	11,636	19.1%
Payroll and taxes	68,282	50,932	17,350	34.1%
Rent and utilities	15,614	15,811	(197)	-1.2%
Total research and development	$696,454	$1,208,324	$(511,870)	-42.4%

General and Administrative Expenses

General and administrative expenses were $514,394 for the three months ended June 30, 2020, a decrease of $116,669 or 18.5% compared to the three months ended June 30, 2019. The decrease was primarily due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees as a result of lower negotiated rates.

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,362	$1,362	$-	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	53,610	43,446	10,164	23.4%
Legal and litigation	129,563	153,716	(24,153)	-15.7%
Other general and administrative cost	18,766	45,207	(26,441)	-58.5%
Payroll and taxes	48,436	75,168	(26,732)	-35.6%
Professional fees	158,318	207,265	(48,947)	-23.6%
Rent and utilities	8,078	8,648	(570)	-6.6%
Foreign currency translation	11	-	11	0.0%
Total general and administrative	$514,394	$631,063	$(116,669)	-18.5%

Other Income/(Expense)

Other income decreased by $66,025 from $337,932 for the three months ended June 30, 2019 to $403,957 for the three months ended June 30, 2020.

Interest expense increased by $53,953 from $356,451 for the three months ended June 30, 2019 to $410,404 for the three months ended June 30, 2020. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes from the 2017 and 2020 Financings.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

Overview

Total operating expenses were $2,659,088 for the six months ended June 30, 2020, a decrease of $976,883 or 26.9% compared to the six months ended June 30, 2019. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company, as well as, slower enrollments and treatments in our clinical trials due to the SARS-CoV-2 pandemic. Net loss for the six months ended June 30, 2020 was $3,441,866, a decrease of $102,283 or 2.9% which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

	For the Six Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$1,605,900	$2,245,655	$(639,755)	-28.5%
General and administrative	1,053,188	1,390,316	(337,128)	-24.2%
Total Operating Expenses	2,659,088	3,635,971	(976,883)	-26.9%

Total Operating Loss	(2,659,088)	(3,635,971)	(976,883)	26.9%
Other Income/(Expense):
EIDL grant	3,000	-	3,000	0.0%
Gain on settlement of lawsuits	-	675,000	(675,000)	-100.0%
Research and development tax credit	26,364	82,941	(56,577)	-68.2%
Investment and interest income	3,413	21,905	(18,492)	-84.4%
Interest expense	(815,555)	(691,024)	(124,531)	18.0%
Total Other Income/(Expense)	(782,778)	88,822	(874,600)	-984.7%

Net Loss	$(3,441,866)	$(3,547,149)	$(102,283)	2.9%

Research and Development Expenses

Research and development expenses were $1,605,900 for the six months ended June 30, 2020, a decrease of $639,755 or 28.5% compared to the six months ended June 30, 2019. The decrease was primarily due to (i) reduced cost on clinical trials and research expenses with closure of the phase III trial and slower enrollments and treatments in clinical trials due to the SARS-CoV-2 pandemic, (ii) a decrease in payroll and related taxes due to a lower negotiated employment agreement, and (iii) a decrease in amortization of patents due to patents being fully amortized.

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and June 30, 2019:

	For the Six Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,061,441	$1,538,126	$(476,685)	-31.0%
Depreciation/amortization	232,431	339,884	(107,453)	-31.6%
Insurance	146,277	127,012	19,265	15.2%
Payroll and taxes	134,761	200,407	(65,646)	-32.8%
Rent and utilities	30,990	40,226	(9,236)	-23.0%
Total research and development	$1,605,900	$2,245,655	$(639,755)	-28.5%

General and Administrative Expenses

General and administrative expenses were $1,053,188 for the six months ended June 30, 2020, a decrease of $337,128 or 24.2% compared to the six months ended June 30, 2019. The decrease was primarily due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees as a result of lower negotiated rates.

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2020 and June 30, 2019:

	For the Six Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$2,723	$2,723	$-	0.0%
Directors fees	192,500	192,500	-	0.0%
Insurance	95,476	91,842	3,634	4.0%
Legal and litigation	217,625	347,357	(129,732)	-37.3%
Other general and administrative cost	35,773	69,679	(33,906)	-48.7%
Payroll and taxes	83,922	198,439	(114,517)	-57.7%
Professional fees	408,329	467,477	(59,148)	-12.7%
Rent and utilities	15,738	21,087	(5,349)	-25.4%
Foreign currency translation	1,102	(788)	1,890	-239.8%
Total general and administrative	$1,053,188	$1,390,316	$(337,128)	-24.2%

Other Income/(Expense)

Other income decreased by $874,600 from $88,822 for the six months ended June 30, 2019 to a loss of $782,778 for the six months ended June 30, 2020 which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

Interest expense increased by $124,531 from $691,024 for the six months ended June 30, 2019 to $815,555 for the six months ended June 30, 2020. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes from the 2017 and 2020 Financings.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,483,214 at June 30, 2020, compared to $590,706 at December 31, 2019. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $237,258,694 as of June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

During the six months ended June 30, 2020, we received a loan of $62,500 under the Paycheck Protection Program (“PPP”) and received a grant of $3,000 from the Economic Injury Disaster Loan (“EIDL”) under the CARES Act. The grant was recognized as other income during the three and six months ended June 30, 2020.

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

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at June 30, 2020.

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

Our business, financial condition and results of operations may be adversely affected by the severe acute respiratory syndrome (“SARS”)-associated CoV-2 (“SARS-CoV-2”) pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. SARS-CoV-2 pandemic, which was reported to have begun in late-2019 and has spread worldwide, has resulted in slower enrollment and treatments in our clinical trials and may affect our ability to initiate and/or complete current and/or or future preclinical studies and/or clinical trials; disrupt our regulatory activities; and/or have other adverse effects on our clinical development. In addition, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee or independent contractor illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. The SARS-CoV-2 pandemic has also caused substantial disruption in capital and financial markets and adversely impacted economies worldwide, any and/or all of which may disrupt our business, negatively impact our ability to raise additional funds, and adversely affect our results of operations and financial condition. Moreover, many risk factors set forth in the 2019 Form 10-K should be interpreted as heightened risks as a result of the impact of the SARS-CoV-2 pandemic. The extent to which the SARS-CoV-2 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence as of the date of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2020 Financing

During the three months ended June 30, 2020, the Company did not enter into any additional 2020 Notes with related party investors. As of June 30, 2020, the Company had drawn down the entire $100,000 under 2020 Notes with related party investors.

During the three months ended June 30, 2020, the Company entered into additional 2020 Notes with non-related party accredited investors in the aggregate principal amount of $2,175,000. As of June 30, 2020, the Company had drawn down the entire $2,475,000 under 2020 Notes with non-related party accredited investors.

Subsequent to June 30, 2020, the Company entered into a 2020 Note with a non-related party in the aggregate principal amount of $450,000 in connection with a 2nd Loan received by the Company for the same amount.

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

Incentive Compensation to Consultants

During the three months ended June 30, 2020, the Company issued 25,000 shares of common stock to a consultant in connection with the contract entered into on April 1, 2019. The Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

August 12, 2020	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

