Form 10-Q
period 2020-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2020-11-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 12, 2020, was 400,982,037.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020), and:

●	Our potential profits from the sales of existing and/or prospective investigational drug products if approved; and licensing, milestone, royalty, and/or other payments related to these and/or other investigational drug products and/or the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance, or other disposition of any of its intellectual property,

●	Our ability to raise additional capital, including but not limited to our ability to close on additional tranches of the 2020 Financing pursuant to the 2020 Term Sheet that our Board approved effective as of December 31, 2019, and

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, and/or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$986,522	$590,706
Short-term receivables - legal fees, settlement and other, net	5,930	55,058
Prepaid expenses	165,220	350,249

Total Current Assets	1,157,672	996,013

Equipment and furnishings, net of accumulated depreciation of $75,097 and $64,630, respectively	47,917	58,384
Operating lease right-of-use asset	139,210	194,400
Patents, net of accumulated amortization of $11,715,445 and $11,487,338, respectively	-	228,107

Total Assets	$1,344,799	$1,476,904

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,064,693	$1,125,890
Other accrued expenses	1,443,517	1,255,266
Current portion of accrued interest	2,442,687	65,333
Current portion of accrued interest - related parties	1,629,757	-
Current portion of note payable	23,438	-
Current portion of convertible notes payable	16,497,000	500,000
Current portion of convertible notes payable - related parties	6,770,000	-
Current portion of operating lease liability	82,766	76,423

Total Current Liabilities	29,953,858	3,022,912

Accrued interest, non-current portion	-	1,501,864
Accrued interest, non-current portion - related parties	-	1,226,582
Note payable, non-current portion	39,062	-
Convertible notes payable, non-current portion	-	12,997,000
Convertible notes payable, non-current portion - related parties	-	6,670,000
Operating lease liability, non-current portion	65,879	130,658

Total Liabilities	30,058,798	25,549,016

Commitments and contingencies (Note10)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at September 30, 2020 and December 31, 2019; aggregate liquidation preference of $3,500 at September 30, 2020 and December 31, 2019	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 396,857,037 and 389,889,475 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	396,857	389,889
Additional paid-in capital	209,744,736	209,378,835
Accumulated other comprehensive loss	(32,454)	(24,008)
Accumulated deficit	(238,823,138)	(233,816,828)

Total Stockholders’ Deficiency	(28,713,999)	(24,072,112)

Total Liabilities and Stockholders’ Deficiency	$1,344,799	$1,476,904

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating Expenses:
Research and development	$667,523	$1,004,454	$2,273,423	$3,250,109
General and administrative	434,355	438,359	1,487,543	1,828,675
Total Operating Expenses	1,101,878	1,442,813	3,760,966	5,078,784

Total Operating Loss	(1,101,878)	(1,442,813)	(3,760,966)	(5,078,784)
Other Income/(Expense):
EIDL grant	-	-	3,000	-
Gain on settlement of lawsuits	-	-	-	675,000
Research and development tax credit	1	(826)	27,187	82,115
Investment and interest income	823	1,140	3,414	23,045
Interest expense	(463,390)	(377,576)	(1,278,945)	(1,068,600)
Total Other Expense	(462,566)	(377,262)	(1,245,344)	(288,440)

Net Loss	$(1,564,444)	$(1,820,075)	$(5,006,310)	$(5,367,224)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	393,495,431	385,817,485	393,443,141	385,726,721

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Loss	$(1,564,444)	$(1,820,075)	$(5,006,310)	$(5,367,224)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(1,652)	58	(32,454)	(24,801)
Total Comprehensive Loss	$(1,566,096)	$(1,820,017)	$(5,038,764)	$(5,392,025)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

Common stock issued for services	-	-	25,000	25	1,125	-	-	1,150
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,614,805)	(1,614,805)
Other comprehensive income	-	-	-	-	-	2,233	-	2,233

Balance at June 30, 2020	100	$-	390,714,475	$390,714	$209,421,800	$(30,802)	$(237,258,694)	$(27,476,982)

Common stock issued for services	-	-	37,500	38	2,775	-	-	2,813
Warrants issued for services	-	-	-	-	865	-	-	865
Common stock issued upon exercise of warrants	-	-	6,105,062	6,105	319,296	-	-	325,401
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,564,444)	(1,564,444)
Other comprehensive loss	-	-	-	-	-	(1,652)	-	(1,652)

Balance at September 30, 2020	100	$-	396,857,037	$396,857	$209,744,736	$(32,454)	$(238,823,138)	$(28,713,999)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	100,000	100	5,230	-	-	5,330
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,369,830)	(1,369,830)
Other comprehensive loss	-	-	-	-	-	(22,363)	-	(22,363)

Balance at March 31, 2019	100	$-	384,714,528	$384,715	$209,097,417	$(22,363)	$(228,264,121)	$(18,804,352)

Common stock issued for services	-	-	191,590	191	8,771	-	-	8,962
Warrants issued for services	-	-	-	-	10,113	-	-	10,113
Comprehensive loss:
Net loss	-	-	-	-	-	-	(2,177,319)	(2,177,319)
Other comprehensive loss	-	-	-	-	-	(2,496)	-	(2,496)

Balance at June 30, 2019	100	$-	384,906,118	$384,906	$209,116,301	$(24,859)	$(230,441,440)	$(20,965,092)

Common stock issued for services	-	-	25,000	25	1,725	-	-	1,750
Common stock issued upon exercise of warrants	-	-	3,645,857	3,646	190,678	-	-	194,324
Warrants issued for services	-	-	-	-	915	-	-	915
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,820,075)	(1,820,075)
Other comprehensive loss	-	-	-	-	-	58	-	58

Balance at September 30, 2019	100	$-	388,576,975	$388,577	$209,309,619	$(24,801)	$(232,261,515)	$(22,588,120)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(5,006,310)	$(5,367,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,828	21,740
Noncash lease expense	55,190	-
Depreciation	10,467	63,492
Amortization of patents	228,107	503,340
Changes in operating assets and liabilities
Short term receivables	47,250	52,500
Prepaid expenses	185,329	201,096
Accounts payable - trade	(61,028)	(1,966,372)
Other accrued expenses	187,705	371,776
Operating lease liability	(58,437)	-
Accrued interest expense	1,278,665	1,068,600

Net Cash Used In Operating Activities	(3,128,232)	(5,051,052)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	3,000,000	5,235,000
Proceeds from issuance of convertible notes payable - related parties	100,000	25,000
Proceeds from note payable	62,500	-
Proceeds from exercise of warrants	368,040	199,654
Net Cash Provided By Financing Activities	3,530,540	5,459,654

Effect of Exchange Rate Changes on Cash	(6,492)	(24,801)

Net Increase In Cash and Cash Equivalents	395,816	383,801

Cash and Cash Equivalents, Beginning of Period	590,706	50,986

Cash and Cash Equivalents, End of Period	$986,522	$434,787

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Offset of related party receivable and payable	$-	$252,750

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly-owned, family of small molecules called halogenated xanthenes (“HXs”). The Company’s lead HX molecule is proprietary current Good Manufacturing Practice (“cGMP”) rose bengal disodium (“RBD”).

●

Oncology: PV-10®, an investigational autolytic cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP RBD, is undergoing clinical study for adult solid tumor cancers, such as melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others). Orphan drug designation status has been granted to IL PV-10 by the U.S. Food and Drug Administration (the “FDA”) for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

Oral formulations of cGMP RBD are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk adult solid tumor cancers, such as head and neck, breast, pancreatic, liver, and colorectal cancers.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). Orphan drug designation status has been granted to IL PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBD are undergoing preclinical study for pediatric blood cancers (including leukemia).

●	Virology: Systemically-administered formulations of cGMP RBD are undergoing preclinical study for the novel strain of coronavirus (“CoV”), severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Microbiology: Different formulations of cGMP RBD are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as Gram-negative bacteria.

●	Ophthalmology: Topical formulations of cGMP RBD are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (including psoriasis and atopic dermatitis).

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020.

The full extent of the SARS-CoV-2 pandemic impacts on the Company’s operations and financial condition is uncertain. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development.

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $986,522 at September 30, 2020. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop IL PV-10, topical PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

During the nine months ended September 30, 2020, the Company entered into additional related party 2020 Notes in the aggregate principal amount of $100,000. Also, during the nine months ended September 30, 2020, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $3,000,000. See Note 4 – Convertible Notes Payable.

During the nine months ended September 30, 2020, warrant holders exercised warrants to purchase an aggregate of 6,905,062 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $368,041.

During the nine months ended September 30, 2020, the Company received a loan of $62,500 under the Paycheck Protection Program (“PPP”) (see Note 4) and received a grant of $3,000 from the Economic Injury Disaster Loan (“EIDL”) under the CARES Act. The grant was recognized as other income during the nine months ended September 30, 2020.

Subsequent to September 30, 2020, the Company received an aggregate $37,310 in connection with warrant exercises. See Note 11 – Subsequent Events.

The Company plans to access capital resources through possible public or private equity offerings, including the 2020 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, IL PV-10 and topical PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through debt and equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2020 Financing or otherwise, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure you that it will be successful in developing further, co-developing, licensing, and/or commercializing IL PV-10, topical PH-10, and/or any other halogenated xanthene-based drug products of the Company, or entering into any commercial financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2020 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2020 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot assure you that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Critical Accounting Policies

Since the date the Company’s December 31, 2019 consolidated financial statements were issued in its 2019 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). There are seven issues addressed in this update. Issues 1 – 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 became effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption of other updates. Management’s initial analysis is that it does not believe the new guidance will substantially impact the Company’s financial statements. The Company adopted certain provisions which have become effective during fiscal 2020 within ASU 2020-03 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and financial statement disclosures. The Company is currently evaluating the effect that adopting the remaining new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company is currently evaluating the effect of the adoption of ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

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

Since the 2020 Financing was launched and through September 30, 2020, the Company had received aggregate Loans of $3,200,000.

The Series D Preferred Stock

As of September 30, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the notes issued in connection with the 2017 and 2020 Financings, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the notes were not convertible as of their respective dates of issuance or as of September 30, 2020.

Convertible Notes Payable – Related Parties

During the nine months ended September 30, 2020, the Company entered into additional related party 2020 Notes in the aggregate principal amount of $100,000. As of September 30, 2020, the Company had borrowed $100,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the nine months ended September 30, 2020, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $3,000,000. As of September 30, 2020, the Company had borrowed $3,100,000 under these notes.

5. Notes Payable

Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible uses during a specified period following disbursement, such as payroll, benefits, rent, and utilities, and maintains specified headcount and payroll thresholds. If any portion of a PPP Loan is not forgiven, the unforgiven portion is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. The Company intends to use PPP Loan proceeds in a manner that it believes presently qualifies for full forgiveness. We cannot provide assurance that the PPP Loan will be forgiven in full. As of September 30, 2020, the Company had not applied for forgiveness of the PPP Loan.   Once an amount is forgiven under the PPP Loan, the Company intends to recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness.

6. Related Party Transactions

During the three and nine months ended September 30, 2020, the Company paid Capital Strategists (Mr. Bruce Horowitz) consulting fees of $127,200 and $190,800, respectively, for services rendered. During the three and nine months ended September 30, 2019, the Company paid Capital Strategists consulting fees of $63,600 and $234,800, respectively, for services rendered.

As of September 30, 2020, and September 30, 2019, accrued director fees for Mr. Horowitz were $187,500 and $112,500, respectively.

Mr. Horowitz serves as both COO and as a Director of the Company.

See Note 4 and Note 8 for details of other related party transactions.

7. Short-term receivables

The following table summarizes the receivables at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$5,930	$-	$-	$5,930
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$5,930	$-	$-	$5,930

	December 31, 2019
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$55,058	$-	$-	$55,058
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$55,058	$-	$-	$55,058

8. Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2020, the Company issued an aggregate of 62,500 shares of immediately vested restricted common stock to a consultant and advisory board members with an issuance date fair value of an aggregate of $3,963, which was recognized immediately. Subsequent to September 30, 2020, the Company issued an aggregate of 1,000,000 shares of immediately vested restricted common stock to an employee, consultant, and directors. See Note 11 – Subsequent Events.

Warrants

During the nine months ended September 30, 2020, warrant holders exercised warrants to purchase an aggregate of 6,905,062 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $368,041 and issued 6,905,062 shares of common stock to the holders. Subsequent to September 30, 2020, the Company received an aggregate $37,310 in connection with warrant exercises. See Note 11 – Subsequent Events.

During the three months ended September 30, 2020, the Company issued three-year immediately vested warrants to purchase an aggregate of 37,500 shares of common stock with an exercise price of $0.2862 per share to advisory board members. The warrants had an issuance date fair value of an aggregate of $865, which was recognized immediately and is included in general and administrative expenses on the condensed consolidated statements of operations.

In applying the Black-Scholes option pricing model to warrants issued, the Company used the following assumptions:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected terms (years)	3.00	3.00	3.00	3.00-5.00
Expected volatility	93-95%	131%	93-95%	129-131%
Risk free interest rate	0.11-0.15%	1.82%	0.11-0.15%	1.82-2.23%
Expected dividends	0.00%	0.00%	0.00%	0.00%

Subsequent to September 30, 2020, the Company issued three-year immediately vested warrants to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share to a strategic advisory board member.

Stock Options

Subsequent to September 30, 2020, pursuant to the Company’s 2017 Equity Compensation Plan (the “Compensation Plan”), the Company issued five year immediately vested stock options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share to a board member. The Company also issued five -year immediately vested stock options to purchase an aggregate of 2,425,000 shares of common stock with an exercise price of $0.12 per share to an officer/board member. See Note 11 – Subsequent Events.

9. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments range from approximately $7,300 to $7,800 per month.

Total operating lease expense for the three months ended September 30, 2020 was $24,446, of which, $16,297 was included within research and development and $8,149 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended September 30, 2019 was $22,622, of which, $15,081 was included within research and development and $7,541 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the nine months ended September 30, 2020 was $68,080, of which, $45,387 was included within research and development and $22,693 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the nine months ended September 30, 2019 was $79,756, of which, $53,171 was included within research and development and $26,585 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of September 30, 2020, the Company had no leases that were classified as a financing lease. As of September 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$67,774	$66,952

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$265,550

Weighted Average Remaining Lease Term
Operating leases	1.75 Years	2.75 Years

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2020 were as follows:

Years Ending December 31	Amount

2020 (remainder)	$22,892
2021	92,471
2022	46,687
Total future minimum lease payments	162,050
Less: amount representing imputed interest	(13,405)
Total lease liability	$148,645

10. Commitments, Contingencies and Litigation

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,104,543 as of September 30, 2020 and December 31, 2019, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

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

On June 16, 2020, Culpepper filed an application to the Supreme Court of Tennessee for permission to appeal the Court of Appeals’ final decision. On June 30, 2020, the Company filed an answer to the Supreme Court in opposition to Culpepper’s application for permission to appeal. On August 5, 2020, the Supreme Court denied Culpepper’s application. On November 5, 2020, Culpepper filed a petition for writ of certiorari to the United States Supreme Court which has not been acted upon at this time.

11. Subsequent Events

Exercise of Warrants

Subsequent to September 30, 2020, warrant holders exercised warrants to purchase an aggregate of 700,000 shares of common stock at $0.0533 per share. In connection with this exercise, the Company received aggregate cash proceeds of $37,310.

Common Stock

Subsequent to September 30, 2020, the Company issued an aggregate of 1,000,000 shares of immediately vested restricted common stock to an employee, consultant, and board members with an issuance date fair value of an aggregate of $65,125.

Warrants

Subsequent to September 30, 2020, the Company issued three-year immediately vested warrants to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share to a board member. The warrants had an issuance date fair value of an aggregate $507.

Stock Options

Subsequent to September 30, 2020, pursuant to the Compensation Plan, the Company issued five year immediately vested stock options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share to a board member. The stock options had an issuance date fair value of an aggregate $1,414. The Company also issued five -year immediately vested stock options to purchase an aggregate of 2,425,000 shares of common stock with an exercise price of $0.12 per share to an officer/board member. The stock options had an issuance date fair value of an aggregate $62,880.

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

Overview

Provectus is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly-owned, family of small molecules called HXs. The Company’s lead HX molecule is proprietary cGMP RBD. IL PV-10, the first autolytic immunotherapy and an injectable formulation of cGMP RBD, can induce immunogenic cell death (“ICD”), and is undergoing clinical study for adult solid tumor cancers, such as melanoma and GI tumors (e.g., HCC, mCRC, mNET, mUM), and preclinical study for pediatric solid tumor cancers (e.g., neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, osteosarcoma). Topically-administered PH-10, an immune-modulatory agent and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (e.g., psoriasis, atopic dermatitis). New formulations of and routes of administration for cGMP RBD are being investigated for hematology (e.g., acute myeloid leukemia, acute monocytic leukemia), virology (e.g., SARS-CoV-2), oncology (e.g., high-risk adult solid tumor cancers), microbiology (e.g., MDR bacteria), and ophthalmology (e.g., infectious keratitis).

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at September 30, 2020.

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

Virology. The Company’s work in this disease area to identify drug activity and elucidate mechanism(s) of action is ongoing.

Microbiology. The Company’s work in this disease area to identify drug activity and elucidate mechanism(s) of action is ongoing.

Ophthalmology. The Company’s work in this disease area to identify drug activity is ongoing.

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

Our Drug Development Strategy

Oncology. The Company’s strategy is to (i) demonstrate the independent action of single-agent IL PV-10; that is, safety and activity in T cell and non-T cell inflamed tumor types, in high and low tumor mutation burden tumor types, and in other tumor type categories, such as gene mutations, (ii) demonstrate the coordinated induction of multiple immune signaling pathways (i.e., functional ICD), (Snyder et al., Sci Immunol 2019) by IL PV-10 treatment, (iii) demonstrate the functional T cell response generated by IL PV-10 treatment, and (iv) contrast and compare IL PV-10 treatment (i.e., safety, activity, and induced immune response) with that of immune checkpoint blockade (“CB”) and other drug classes in single-agent and IL PV-10-based combination therapy settings.

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

Virology. The Company and research collaborators are undertaking preclinical work on a potential, systemically-administered, cGMP RBD therapy for SARS-CoV-2 and other classes of enveloped and non-enveloped viruses.

Microbiology. The Company and research collaborators are undertaking preclinical work on cGMP RBD therapy for MDR bacteria.

Ophthalmology. The Company and clinical and research collaborators are undertaking preclinical work on potential, topically-administered, cGMP RBD therapy for the treatment of infectious keratitis.

Dermatology. The Company’s strategy is to (i) demonstrate 12-week single-agent administration proof-of-concept (“POC”) for topical PH-10 that includes (a) a preclinical safety study of extended 12-week administration (compared to, previously, four weeks), (b) a clinical mechanism of action study in atopic dermatitis, which would be a “book-end” trial to the already completed clinical mechanism study in psoriasis, (c) Phase 2 randomized controlled trials of topical PH-10 for the treatment of psoriasis and atopic dermatitis that may potentially utilize SOC comparators, and (d) end-of-Phase 2 meetings with the FDA upon the completion of the abovementioned Phase 2 trials, and (ii) expand POC topical PH-10 treatment to include dermatology combination therapy. Our goal for this POC work is to achieve Phase 3 trial-ready status for topical PH-10 in both psoriasis and atopic dermatitis.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

Overview

Total operating expenses were $1,101,878 for the three months ended September 30, 2020, a decrease of $340,935 or 23.6% compared to the three months ended September 30, 2019. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company, intangible assets being fully amortized, and continued slower enrollments and treatments in our clinical trials due to the SARS-CoV-2 pandemic. Net loss for the three months ended September 30, 2020 was $1,564,444, a decrease of $255,631 or 14.0% which was primarily attributable to lower expenses incurred as a result of the SARS-CoV-2 pandemic.

	For the Three Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$667,523	$1,004,454	$(336,931)	-33.5%
General and administrative	434,355	438,359	(4,004)	-0.9%
Total Operating Expenses	1,101,878	1,442,813	(340,935)	-23.6%

Total Operating Loss	(1,101,878)	(1,442,813)	340,935	-23.6%
Other Income/(Expense):
Research and development tax credit	-	(826)	826	0.0%
Investment and interest income	824	1,140	(316)	-27.7%
Interest expense	(463,390)	(377,576)	(85,814)	22.7%
Total Other Expense	(462,566)	(377,262)	(85,304)	22.6%

Net Loss	$(1,564,444)	$(1,820,075)	$255,631	-14.0%

 Research and Development Expenses

Research and development expenses were $667,523 for the three months ended September 30, 2020, a decrease of $336,931 or 33.5% compared to the three months ended September 30, 2019. The decrease was primarily due to (i) reduced cost on clinical trials and research expenses due to slow enrollments and treatments in clinical trials due to the SARS-CoV-2 pandemic, and (ii) a decrease in amortization of patents due to patents being fully amortized.

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$527,415	$689,203	$(161,788)	-23.5%
Depreciation/amortization	2,161	169,941	(167,780)	-98.7%
Insurance	53,885	66,762	(12,877)	-19.3%
Payroll and taxes	66,583	61,793	4,790	7.8%
Rent and utilities	17,479	16,755	724	4.3%
Total research and development	$667,523	$1,004,454	$(336,931)	-33.5%

General and Administrative Expenses

General and administrative expenses were $434,355 for the three months ended September 30, 2020, a decrease of $4,004 or less than 1.0% compared to the three months ended September 30, 2019. The decrease was primarily due to (i) a decrease in payroll and related taxes, and (ii) lower professional fees as a result of lower negotiated rates, partially offset by higher legal fees.

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,259	$1,361	$(102)	-7.5%
Directors fees	94,315	96,250	(1,935)	-2.0%
Insurance	40,796	39,052	1,744	4.5%
Legal and litigation	87,122	71,362	15,760	22.1%
Other general and administrative cost	16,168	23,691	(7,523)	-31.8%
Payroll and taxes	45,102	55,162	(10,060)	-18.2%
Professional fees	140,732	143,278	(2,546)	-1.8%
Rent and utilities	8,746	8,203	543	6.6%
Foreign currency translation	115	-	115	0.0%
Total general and administrative	$434,355	$438,359	$(4,004)	-0.9%

Other Income/(Expense)

Other income increased by $510 from $314 for the three months ended September 30, 2019 to $824 for the three months ended September 30, 2020.

Interest expense increased by $85,814 from $377,576 for the three months ended September 30, 2019 to $463,390 for the three months ended September 30, 2020. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes from the 2017 and 2020 Financings.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

Overview

Total operating expenses were $3,760,966 for the nine months ended September 30, 2020, a decrease of $1,317,818 or 25.9% compared to the nine months ended September 30, 2019. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company, lower legal fees, and lower amortization cost due to intangible assets being fully amortized, as well as, slower enrollments and treatments in our clinical trials due to the SARS-CoV-2 pandemic. Net loss for the nine months ended September 30, 2020 was $5,006,310, a decrease of $357,914 or 6.7% which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

	For the Nine Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$2,273,423	$3,250,109	$(976,686)	-30.1%
General and administrative	1,487,543	1,828,675	(341,132)	-18.7%
Total Operating Expenses	3,760,966	5,078,784	(1,317,818)	-25.9%

Total Operating Loss	(3,760,966)	(5,078,784)	(1,317,818)	25.9%
Other Income/(Expense):
EIDL grant	3,000	-	3,000	0.0%
Gain on settlement of lawsuits	-	675,000	(675,000)	-100.0%
Research and development tax credit	26,364	82,115	(55,751)	-67.9%
Investment and interest income	4,237	23,045	(18,808)	-81.6%
Interest expense	(1,278,945)	(1,068,600)	(210,345)	19.7%
Total Other Expense	(1,245,344)	(288,440)	(956,904)	332.8%

Net Loss	$(5,006,310)	$(5,367,224)	$(360,914)	6.7%

Research and Development Expenses

Research and development expenses were $2,273,423 for the nine months ended September 30, 2020, a decrease of $976,686 or 30.1% compared to the nine months ended September 30, 2019. The decrease was primarily due to (i) reduced cost on clinical trials and research expenses with closure of the phase III trial and slower enrollments and treatments in clinical trials due to the SARS-CoV-2 pandemic, (ii) a decrease in payroll and related taxes due to a lower negotiated employment agreement, and (iii) a decrease in amortization of patents due to patents being fully amortized.

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,588,856	$2,227,329	$(638,473)	-28.7%
Depreciation/amortization	234,592	509,825	(275,233)	-54.0%
Insurance	200,162	193,774	6,388	3.3%
Payroll and taxes	201,344	262,200	(60,856)	-23.2%
Rent and utilities	48,469	56,981	(8,512)	-14.9%
Total research and development	$2,273,423	$3,250,109	$(976,686)	-30.1%

General and Administrative Expenses

General and administrative expenses were $1,487,543 for the nine months ended September 30, 2020, a decrease of $341,132 or 18.7% compared to the nine months ended September 30, 2019. The decrease was primarily due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors, (ii) a decrease in payroll and related taxes, and (iii) lower professional fees as a result of lower negotiated rates.

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2020 and September 30, 2019:

	For the Nine Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$3,982	$4,084	$(102)	-2.5%
Directors fees	286,815	288,750	(1,935)	-0.7%
Insurance	136,272	130,894	5,378	4.1%
Legal and litigation	304,747	418,719	(113,972)	-27.2%
Other general and administrative cost	51,941	91,756	(39,815)	-43.4%
Payroll and taxes	129,024	253,601	(124,577)	-49.1%
Professional fees	549,061	610,755	(61,694)	-10.1%
Rent and utilities	24,484	29,290	(4,806)	-16.4%
Foreign currency translation	1,217	826	391	47.3%
Total general and administrative	$1,487,543	$1,828,675	$(341,132)	-18.7%

Other Income/(Expense)

Other income decreased by $746,559 from $780,160 for the nine months ended September 30, 2019 to $33,601 for the nine months ended September 30, 2020 which was primarily attributable to gains recognized in connection with settlements of lawsuits in 2019.

Interest expense increased by $210,345 from $1,068,600 for the nine months ended September 30, 2019 to $1,278,945 for the nine months ended September 30, 2020. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes from the 2017 and 2020 Financings.

Liquidity and Capital Resources

Our cash and cash equivalents were $986,522 at September 30, 2020, compared to $590,706 at December 31, 2019. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $238,823,138 as of September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

During the nine months ended September 30, 2020, the Company entered into additional related party 2020 Notes in the aggregate principal amount of $100,000. Also, during the nine months ended September 30, 2020, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $3,000,000.

During the nine months ended September 30, 2020, warrant holders exercised warrants to purchase an aggregate of 6,905,062 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $368,041.

During the nine months ended September 30, 2020, we received a loan of $62,500 under the Paycheck Protection Program (“PPP”) and received a grant of $3,000 from the Economic Injury Disaster Loan (“EIDL”) under the CARES Act. The grant was recognized as other income during the three and nine months ended September 30, 2020.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2020 Financing; however, there can be no assurance we will be successful in these efforts. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at September 30, 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 10.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2020 Financing

During the three months ended September 30, 2020, the Company did not enter into any additional 2020 Notes with related party investors. As of September 30, 2020, the Company had drawn down the entire $100,000 under 2020 Notes with related party investors.

During the three months ended September 30, 2020, the Company entered into additional 2020 Notes with non-related party accredited investors in the aggregate principal amount of $625,000. As of September 30, 2020, the Company had drawn down the entire $3,100,000 under 2020 Notes with non-related party accredited investors.

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

Incentive Compensation to Consultants

During the three months ended September 30, 2020, the Company issued an aggregate of 37,500 shares of immediately vested restricted common stock to advisory board members with an issuance date fair value of an aggregate of $2,813.

During the three months ended September 30, 2020, the Company issued three-year immediately vested warrants to purchase an aggregate of 37,500 shares of common stock with an exercise price of $0.2862 per share to advisory board members. The warrants had an issuance date fair value of an aggregate of $865.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101**	Interactive Data Files.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 12, 2020	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

