Form 10-K
period 2020-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2021-03-02
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020 was $16,529,509 (computed on the basis of $0.044 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 28, 2021 was 403,557,037.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2021 annual meeting of stockholders.

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

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, with the aims of maximizing the curative impact of these medicines and achieving immunity from treated disease. These investigational drugs are based on an entire, wholly-owned, family of small molecules called halogenated xanthenes (“HXs”); our lead HX molecule is named rose bengal disodium (“RBD”). Former scientists from the U.S. Department of Energy’s Oak Ridge National Laboratory founded Provectus in 2002, identifying and advancing RBD’s dark-effect therapeutic potential and developing RBD and HXs into proprietary molecules. Starting in 2017, new science and business leadership pivoted and then expanded drug discovery and development, targeting global patient populations in a number of disease areas and indications made viable by RBD’s immunotherapeutic potential and new routes of administration.

Science

RBD possesses an innovative physical chemistry science with broad-spectrum prophylactic and therapeutic medical applications. The prerequisite mechanistic step for these immunotherapies is direct contact between RBD and disease that may lead to disease death repair, RBD treatment-specific innate immune activation, and disease-specific functional adaptive immune response. RBD displays consistent mechanistic behavior across different indications of a disease and across different disease areas, with the potential to be a multi-disease treatment platform and a universal contributor to different medical treatments.

Drug Discovery and Development Strategy

New company leadership has a compelling vision of accessible and affordable, safe, broad-spectrum small molecule immunotherapies. Provectus’ legacy intralesional (IL) oncology clinical program was pivoted and enhanced to pursue U.S. Food and Drug Administration (“FDA”) and/or Australia’s Therapeutics Good Administration (“TGA”) regulatory advancement for rare or refractory cancers of the skin and cancers of the liver in both single-agent and combination therapy settings.

Drug development was expanded to pursue proof-of-concept of systemic RBD administration. Routes of administration and target diseases being developed include oral (“PO”) hematology in relapsed and refractory adult and pediatric leukemias, and PO oncology for prophylactic and/or therapeutic RBD in high-risk adult solid tumor cancers. Drug discovery into RBD treatment has also been deepened to explore different disease areas. Target diseases include virology, such as SARS-CoV-2 (COVID-19); microbiology, such as antibiotic-resistant gram-negative bacteria; ophthalmology, such as diseases of the cornea; and dermatology, such as combination therapy with systemic biologics for psoriasis and atopic dermatitis.

RBD and HX Intellectual Property (“IP”)

RBD, the active pharmaceutical ingredient (API) in our current investigational immunotherapy medicines, is a systemically-active, environmentally-adaptive stable, and selective small molecule. RBD has a nominal formula of 4,5,6,7-tetrachloro-2’,4’,5’,7’-tetraiodofluorescein disodium. Rose bengal drug substance (“RB DS”) is produced by Provectus’ Quality-by-Design (“QbD”) manufacturing process, which avoids the formation of uncontrolled impurities generally (and also proprietarily) known to be present in commercial-grade rose bengal, and follows International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) Guidelines for pharmaceutical ingredients and current Good Manufacturing Practices (“cGMP”) regulations. Multiple Provectus cGMP RB DS lots have surpassed multi-year stability testing.

The Company’s science and molecules are currently protected by global intellectual property that includes composition of matter, manufacturing methods and techniques, pharmaceutical synthesis standards, trade secrets, and concomitant combination therapy use for different disease areas.

U.S. Patents

We hold a number of patents covering the technologies we have developed and are continuing to develop for the production of investigational drugs and other technologies. All patents material to an understanding of the Company are included in the table below:

U.S. Patent No.	Title	Issue Date	Expiration Date

7,201,914	Combination antiperspirant and antimicrobial compositions	April 10, 2007	May 15, 2024

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease	June 25, 2013	July 28, 2022

8,530,675	Process for the synthesis of rose bengal and related xanthenes	September 10, 2013	April 21, 2031

9,107,887	Combination therapy for cancer	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	March 9, 2032

9,839,688	Combination of rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	December 12, 2017	March 9, 2032

10,130,658	Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound	November 20, 2018	December 18, 2035

10,471,144	Combination of local rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	November 12, 2019	November 12 2034

International Patents

The Indian Patent Office granted the Company’s patent application on May 29, 2020 for the combination of investigational autolytic cancer immunotherapy PV-10 and systemic immunomodulatory therapy, such as immune checkpoint blockade. Pfizer, Inc. is a co-assignee on this patent.

The Japan Patent Office granted the Company’s patent application on October 5, 2020 for ex vivo enhancement of immune cell activity for cancer immunotherapy with small molecule ablative compound. H. Lee Moffitt Cancer Center is a co-assignee on this patent.

PV-10 Product Pipeline

PV-10 is an injectable pharmaceutical formulation of RBD and registration study-ready investigational drug product (“PV-10 DP”). Multiple lots of PV-10 DP have surpassed multi-year stability testing, respectively. PV-10 DP is shipped, stored, and used at room temperature. Provectus has developed two clinical-stage formulations of PV-10: an IL administration for oncology (10% RBD) for the treatment of cancers of the skin and cancers of the liver, and topical (“top.”) application for dermatology (0.01% RBD) for the treatment of inflammatory dermatoses (psoriasis, atopic dermatitis, and actinic keratosis). A third formulation is under development for a currently proprietary disease area. Research into new routes of RBD administration and formulations of PV-10 is ongoing, including PO, intranasal (“IN”), top., and/or intravenous (“IV”) for hematology, oncology, virology, microbiology, and/or ophthalmology.

2020 Activity

Data from the Company’s clinical trial of PV-10 as a single-agent and in combination with immune checkpoint blockade for the treatment of primary or metastatic tumors of the liver (NCT00986661) was uploaded to the SIR 2020 ePoster Gallery of the canceled Society of Interventional Radiology (“SIR”) 2020 Annual Scientific Meeting, held March 28-April 2, 2020 in Seattle, Washington: “Oncolytic immunotherapy of hepatic tumors with intralesional rose bengal disodium.”

Data from ongoing preclinical study of PV-10 was presented at the American Association for Cancer Research (“AACR”) 2020 Virtual Annual Meeting II, held online June 22-24, 2020: “Association of heat shock proteins as chaperone for STING: A potential link in a key immune activation mechanism revealed by the novel anti-cancer agent PV-10.”

Updated data from the first cohort of the Company’s autolytic cancer immunotherapy PV-10 were published as an abstract as part of the American Society of Clinical Oncology (“ASCO”) 2020 Virtual Scientific Program, held online May 29-31, 2020: “Cohort 1 results of a phase I study of autolytic immunotherapy of metastatic neuroendocrine neoplasms using intralesional rose bengal disodium.”

Updated data from the Company’s expansion cohort of patients with uveal melanoma metastatic to the liver (“mUM”) in its Phase 1 cancers of the liver “basket study” of PV-10 were presented at ASCO: “Percutaneous hepatic injection of rose bengal disodium (PV-10) in metastatic uveal melanoma.”

The Company expanded its sponsored research program with Aru Narendran, MD, PhD, Professor, Departments of Pediatrics, Oncology, Biochemistry & Molecular Biology, and Physiology & Pharmacology at the Cumming School of Medicine of the University of Calgary in Calgary, Alberta, Canada. Under ongoing collaboration with Provectus, the Narendran research team has produced preliminary findings that show oral dosing of RBD is effective and well tolerated in an in vivo pediatric leukemia murine model. Data from this work are currently being prepared for publication. As part of the sponsored research expansion, the Narendran team would investigate oral dosing of RBD in in vivo murine models for the treatment of refractory adult solid tumors that are high-risk phenotypes and have high metastatic potential. These cancer types will include head and neck, breast, pancreatic, liver, and colorectal.

The Company initiated a new sponsored research program with Michio Kurosu, PhD, Professor, Department of Pharmaceutical Sciences at the College of Pharmacy of the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee to investigate RBD targeting of multi-drug resistant (“MDR”) bacteria. Dr. Kurosu’s team would undertake in vitro studies on the spectrum of RBD activity against drug-susceptible and drug-resistant bacterial strains, synergistic activity of combinations of RBD and FDA-approved antibiotics for Gram-negative bacteria, the mutation frequency of RBD against bacterial strains, measuring spontaneous bacterial mutations for RBD and these combinations, and gene analyses of mutant bacterial strains to understand resistance mechanisms.

Two-year landmark survival, response, and safety data from the Company’s Phase 1b/2 study of PV-10 in combination with KEYTRUDA (pembrolizumab) for the treatment of advanced cutaneous melanoma in patients naive to immune checkpoint blockade (CB) was presented at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2020, held online from September 19-21, 2020: “A phase 1b study of rose bengal disodium and anti-PD-1 in metastatic cutaneous melanoma: results in patients naïve to immune checkpoint blockade.”

Preliminary response, safety, and immune correlative data from the Company’s Phase 1b/2 study of PV-10 in combination with KEYTRUDA for the treatment of advanced cutaneous melanoma in patients refractory to immune checkpoint blockade was also presented at ESMO: “A phase 1b study of rose bengal disodium and anti-PD-1 in metastatic cutaneous melanoma: initial results in patients refractory to checkpoint blockade.”

In October, the Company announced completion of enrollment of 12 patients into Provectus’ Phase 1 study of PV-10 for the treatment of symptomatic mNET refractory to somatostatin analogs (“SSAs”) and peptide receptor radionuclide therapy (“PRRT”).

Non-clinical data from ongoing research on PV-10 as a single-agent and in combination with gemcitabine chemotherapy for the treatment of pancreatic cancer at the Society for Immunotherapy of Cancer’s (“SITC”) 35th Anniversary Annual Meeting & Pre-Conference Programs (“SITC 2020”), held online from November 9-14, 2020: “Intralesional injection of rose bengal augments the efficacy of gemcitabine chemotherapy against pancreatic tumors.”

Updated preliminary patient response, safety, and immune correlative data, as well as new preliminary PV-10-treated lesion response data, from the Company’s ongoing Phase 1b/2 study of PV-10 in combination with KEYTRUDA for the treatment of advanced cutaneous melanoma in patients refractory to CB was presented at Melanoma Bridge 2020, held online from December 3-5, 2020. The oral presentation, entitled “Response for combination of PV-10 autolytic immunotherapy and immune checkpoint blockade in checkpoint-refractory patients,” was presented by Dr. Jonathan Zager, Chief Academic Officer at Moffitt Cancer Center, and a surgical oncologist and Senior Member in Moffitt’s Departments of Cutaneous Oncology and Sarcoma.

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

The regulatory process required by the FDA, through which our prescription drug candidates must successfully pass before they may be marketed in the U.S., generally involves pre-clinical laboratory and animal testing, submission of an application that must become effective before clinical trials may begin, adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and FDA approval to market a given product for a given indication after the appropriate application has been filed. For pharmaceutical products, pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential safety and efficacy of the product. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval, and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards and delineated by ICH Good Clinical Practice (“GCP”) standards.

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

Board of Director Change

On July 11, 2020, the Company announced that Jan Koe had resigned from the Board of Directors (the “Board”). His resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Koe’s resignation was contemplated by the Amended and Restated Definitive Financing Commitment Term Sheet effective as of March 19, 2017, entered into between the Company and a group of the Company’s stockholders (the “PRH Group”), which set forth the terms on which the PRH Group would provide financing to the Company (the “2017 Term Sheet”).

On July 20, 2020, the Company added Webster Bailey to fill this vacant spot on the Board.

Human Capital Resources

We have two full-time employees. We also engage independent contractors, who currently serve as COO, director of clinical operations, senior scientist, clinical research associates, project manager, information technology manager, controller, patient advocacy manager, and database manager.

We believe the Company’s success depends on its ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees and contractors significantly benefit our operations and performance. The Company’s Board of Directors and management oversee various employee and contractor initiatives.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees and contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.

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

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2020, we have incurred net losses of approximately $240 million in the aggregate since inception in January 2002. We expect to incur substantial losses and negative operating cash flow for the foreseeable future. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates PV-10 and PH-10, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2021 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2021 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of PV-10 and PH-10 on the basis of historical, ongoing, and prospective clinical study and/mechanism, of action results.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. On December 31, 2019, our Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which set forth the terms under which we will use our best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”). We intend to acquire additional funding through the 2020 Financing. We may also seek capital from public or private equity or debt financings or other financing sources that may be available. As of December 31, 2020, we have raised $3,325,000 through the 2020 Financing.

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

Our cash and cash equivalents were $97,231 at December 31, 2020, compared with $590,706 at December 31, 2019. We continue to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop PV-10 and PH-10, and to raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, including the 2020 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

Our investigational drug product candidates are at an early to mid-stage of development and may never obtain U.S. or international regulatory approvals required for us to commercialize our investigational drug product candidates.

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

Effects of SARS-CoV-2.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020.

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

We currently lease approximately 4,500 square feet of space for operations in Century Park, Knoxville, TN. Our monthly rental charge for these offices is approximately $7,944 per month. The lease is for five years and expires on June 30, 2022.

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

Market Information and Holders

Our common stock trades on the OTCQB Marketplace under the symbol “PVCT”.

As of February 28, 2021, we had 827 active shareholders of record of our common stock.

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

During the year ended December 31, 2020, we issued 1,062,500 shares of common stock as incentive compensation with a value of $69,088.

During the year ended December 31, 2020, we issued 62,500 three-year immediately vested warrants to board members to purchase an aggregate of 62,500 shares of common stock with exercise price of $.28620 per share. The warrants had an aggregate grant date fair value of $1,372, which was recognized immediately within stock compensation in general and administrative expenses.

During the year ended December 31, 2020, pursuant to the Company’s 2017 Equity Compensation Plan (the “Compensation Plan”), we issued 2,425,000 five-year immediately vested stock options to a board member/officer to purchase an aggregate of 2,425,000 shares of common stock with an exercise price of $0.12 per share. The stock options had an aggregate grant date fair value of $62,880, which was recognized immediately within stock compensation in general and administrative expenses.

During the year ended December 31, 2020, pursuant to the Compensation Plan, we issued 100,000 five-year immediately vested stock options to a board member to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share. The stock options had an aggregate grant date fair value of $1,414, which was recognized immediately within stock compensation in general and administrative expenses.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

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

Overview

Provectus Biopharmaceuticals, Inc is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly-owned, family of small molecules called halogenated xanthenes (“HXs”). The Company’s lead HX molecule is proprietary current Good Manufacturing Practice (“cGMP”) rose bengal disodium (“RBD”).

Recent Developments

2017 Financing

On March 23, 2017, the Company entered into the 2017 Term Sheet with the PRH Group that set forth the terms on which the PRH Group would use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”).

As of December 31, 2020, the Company had received aggregate Loans, as defined below, of $20,067,000 in connection with the 2017 Financing.

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

(iv)	The 2017 Notes, including interest and principal, are due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the 2017 Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from May 31, 2021 to the 18-month anniversary of the funding of the Final Tranche. In the event there is a change of control of the Company’s Board as proposed by any person or group other than the 1st Loan Investors, the term of the 2017 Notes will be accelerated and all amounts due under the 2017 Notes will be immediately due and payable, plus interest at the rate of 8% per annum, plus a penalty in the amount equal to 10 times the outstanding principal amount of the 1st Loan that has been funded to the Company,

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

Pursuant to the 2017 Term Sheet, the PRH Group concluded its best-efforts activity to arrange for a financing of $20,000,000, which amounts were provided in a number of tranches, between the first tranche on April 4, 2017 and the Final Tranche, on December 20, 2019. As a result, the 2017 Notes under the 1st Loan will convert into shares of Series D Preferred Stock (once designated) of the Company on or before June 20, 2021, which is the 18-month anniversary of the funding of the Final Tranche of the 2017 Financing, subject to certain exceptions.

Upon conversion of the 2017 Notes, the 1st Loan Investors will release their first lien on the Company’s IP.

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”).

As of December 31, 2020, the Company had received aggregate 2nd Loan, as defined below, of $3,325,000 in connection with the 2020 Financing.

Pursuant to the 2020 Term Sheet, the 2020 Notes (defined below) will convert into shares of the Company’s Series D Preferred Stock on or before June 20, 2021, subject to certain exceptions. As of December 31, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board.

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

The Series D Preferred Stock

As of December 31, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the 2017 Notes and 2020 Notes, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares.

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

Exercise of Warrants

In 2020 holders of 7,855,062 warrants to purchase the common stock of the Company at $0.0533 per share, have exercised these warrants. The Company has received proceeds in the aggregate amount of $418,675.

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

Comparison of the Years Ended December 31, 2020 and 2019

Overview

Total operating expenses were $4,963,576 for the year ended December 31, 2020, a decrease of $1,336,120 or 21.2% compared to the year ended December 31, 2019. The decrease was driven by our continued transformation and process improvement efforts within the Company, along with slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2. Net loss for the year ended December 31, 2020 was $6,677,587, a decrease of $244,950 or 3.5% compared to the year ended December 31, 2019, which resulted from costs incurred in connection with our preclinical and clinical trial programs and general and administrative costs.

	For the Years Ended
	December 31,
	2020	2019	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$2,812,760	$4,002,014	$(1,189,254)	-29.7%
General and administrative	2,150,816	2,297,682	(146,866)	-6.4%
Total Operating Expenses	4,963,576	6,299,696	(1,336,120)	-21.2%

Total Operating Loss	(4,963,576)	(6,299,696)	(1,336,120)	21.2%
Other Income/(Expense):
EIDL grant	3,000	-	3,000	0.0%
Gain on settlement of lawsuits	-	675,000	(675,000)	-100.0%
Research and development tax credit	27,694	134,081	(106,387)	-79.3%
Investment and interest income	3,415	23,162	(19,747)	-85.3%
Interest expense	(1,748,120)	(1,455,084)	(293,036)	20.1%
Total Other Expense, Net	(1,714,011)	(622,841)	(1,091,170)	175.2%

Net Loss	$(6,677,587)	$(6,922,537)	$(244,950)	3.5%

Research and Development

Research and development expenses were $2,812,760 for the year ended December 31, 2020, a decrease of $1,189,254 or 29.7% compared to the year ended December 31, 2019. The decrease was due to (i) lower clinical operations due to closure of Phase III study in early 2019 and slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower amortization due to patents being fully amortized, and (iii) lower payroll and related taxes due to a lower negotiated employment agreement.

The following table summarizes our research and development expenses incurred during the year ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019	Increase/(Decrease)	% Change

Research and development:
Clinical trial and research expenses	$1,983,498	$2,661,530	$(678,032)	-25.5%
Depreciation/amortization	236,754	679,767	(443,013)	-65.2%
Insurance	263,074	258,067	5,007	1.9%
Payroll and taxes	264,983	329,532	(64,549)	-19.6%
Rent and utilities	64,451	73,118	(8,667)	-11.9%
Total research and development	$2,812,760	$4,002,014	$(1,189,254)	-29.7%

General and Administrative

General and administrative expenses were $2,150,816 for the year ended December 31, 2020, a decrease of $146,866 or 6.4% compared to the year ended December 31, 2019. The decrease was due to (i) lower legal fees as we concluded the Company’s lawsuits against former accounting vendors and a former officer, (ii) lower payroll and related taxes due to a lower negotiated employment agreement, and (iii) lower professional fees, partially offset by (iv) increased stock awards to an employee, directors, and consultants.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019	Increase/(Decrease)	% Change

General and administrative:
Depreciation	$5,036	$5,445	$(409)	-7.5%
Directors fees	383,065	385,000	(1,935)	-0.5%
Insurance	185,516	170,384	15,132	8.9%
Legal and litigation	485,569	509,810	(24,241)	-4.8%
Other general and administrative cost	190,577	117,964	72,613	61.6%
Payroll and taxes	168,448	305,074	(136,626)	-44.8%
Professional fees	698,577	765,654	(67,077)	-8.8%
Rent and utilities	32,755	37,525	(4,770)	-12.7%
Foreign currency translation	1,273	826	447	54.1%
Total general and administrative	$2,150,816	$2,297,682	$(146,866)	-6.4%

Other Income/(Expense)

Other income decreased by $798,134 from $832,243 for the year ended December 31, 2019 to $34,109 for the year ended December 31, 2020. During the year ended December 31, 2019, the matters with former accounting vendors Bible Harris Smith, PC (“BHS”) and RSM US LLP (“RSM”) were resolved pursuant to a settlement between these parties and the Company, the terms of which are confidential.

Interest expense increased by $293,036 from $1,455,084 for the year ended December 31, 2019 to $1,748,120 for the year ended December 31, 2020. The increase was due to the increased number of convertible notes payable relating to the 2020 Notes.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019	Increase/(Decrease)	% Change

Other Income/(Expense):
EIDL grant	3,000	-	3,000	0.0%
Gain on settlement of lawsuits	-	675,000	(675,000)	-100.0%
Research and development tax credit	27,694	134,081	(106,387)	-79.3%
Investment and interest income	3,415	23,162	(19,747)	-85.3%
Interest expense	(1,748,120)	(1,455,084)	(293,036)	20.1%
Total Other Expense	(1,714,011)	(622,841)	(1,091,170)	175.2%

Liquidity and Going Concern

Our cash and cash equivalents were $97,231 at December 31, 2020, compared with $590,706 at December 31, 2019. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $240,494,415 as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2021 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2020 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2020 and 2019 in the amounts of $4,085,795 and $6,190,215, respectively. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $6,677,587, adjusted for non-cash expenses in the aggregate amount of $450,123, less $2,141,669 of cash used to fund changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2019 was primarily due to cash used to fund a net loss of $6,922,537, adjusted for non-cash expenses in the aggregate amount of $779,341, plus $47,019 of cash used to fund changes in the levels of operating assets and liabilities.

Net Cash Used in Investing Activities

During the years ended December 31, 2020 and 2019, net cash used in investing activities was $0 and $0, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2020 and 2019 was $3,600,191 and $6,753,943, respectively. During the year ended December 31, 2020, $3,225,000 were proceeds from the issuance of convertible notes payable, $418,676 were from the exercise of warrants, $105,985 for repayment of short-term note payable, and $62,500 was proceeds received through the PPP loan. During the year ended December 31, 2019, $6,485,000 were proceeds from the issuance of convertible notes payable and $268,943 were from the exercise of warrants.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2016.

Los Angeles, CA

March 2, 2021

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets

Current Assets:
Cash and cash equivalents	$97,231	$590,706
Short-term receivables - legal fees, settlement and other, net	3,930	55,058
Prepaid expenses	322,518	350,249

Total Current Assets	423,679	996,013

Equipment and furnishings, less accumulated depreciation of $78,313 and $64,630, respectively	44,701	58,384
Operating lease right-of-use asset	120,821	194,400
Patents, net of accumulated amortization of $11,715,455 and $11,487,338, respectively	-	228,107

Total Assets	$589,201	$1,476,904

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$956,860	$1,125,890
Other accrued expenses	1,500,782	1,026,842
Current portion of accrued interest	2,774,968	65,333
Current portion of accrued interest - related parties	1,766,493	-
Current portion of note payable	236,228	228,423
Current portion of convertible notes payable	16,622,000	500,000
Current portion of convertible notes payable - related parties	6,770,000	-
Current portion of operating lease liability	84,383	76,423

Total Current Liabilities	30,711,714	3,022,912

Accrued interest, non-current portion	-	1,501,864
Accrued interest, non-current portion - related parties	-	1,226,582
Note payable, non-current portion	39,061	-
Convertible notes payable, non-current portion	-	12,997,000
Convertible notes payable, non-current portion - related parties	-	6,670,000
Operating lease liability, non-current portion	44,783	130,658

Total Liabilities	30,795,558	25,549,016

Commitments and contingencies (Note 11)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at December 31, 2020 and December 31, 2019; aggregate liquidation preference of $3,500 at December 31, 2020 and December 31, 2019	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 398,807,037 and 389,889,475 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	398,808	389,889
Additional paid-in capital	209,923,347	209,378,835
Accumulated other comprehensive loss	(34,097)	(24,008)
Accumulated deficit	(240,494,415)	(233,816,828)

Total Stockholders’ Deficiency	(30,206,357)	(24,072,112)

Total Liabilities and Stockholders’ Deficiency	$589,201	$1,476,904

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Operating Expenses:
Research and development	$2,812,760	$4,002,014
General and administrative	2,150,816	2,297,682
Total Operating Expenses	4,963,576	6,299,696

Total Operating Loss	(4,963,576)	(6,299,696)
Other Income/(Expense):
EIDL grant	3,000	-
Gain on settlement of lawsuits	-	675,000
Research and development tax credit	27,694	134,081
Investment and interest income	3,415	23,162
Interest expense	(1,748,120)	(1,455,084)
Total Other Expense, Net	(1,714,011)	(622,841)

Net Loss	$(6,677,587)	$(6,922,537)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	393,252,321	386,593,634

See accompanying notes to consolidated financial statements.

F-3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2020	2019

Net Loss	$(6,677,587)	$(6,922,537)
Other Comprehensive Loss:
Foreign currency translation adjustments	(10,089)	(24,008)
Total Comprehensive Loss	$(6,687,676)	$(6,946,545)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2019	100	$-	384,614,528	$384,615	$209,092,187	$-	$(226,894,291)	$(17,417,489)

Common stock issued upon exercise of warrants	-	-	5,045,857	5,045	263,898	-	-	268,943
Stock-based compensation:
Option	-	-	-	-	-	-	-	-
Common stock	-	-	229,090	229	11,309	-	-	11,538
Warrants	-	-	-	-	11,441	-	-	11,441
Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,922,537)	(6,922,537)
Other comprehensive loss	-	-	-	-	-	(24,008)	-	(24,008)

Balance at December 31, 2019	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	7,855,062	7,856	410,821	-	-	418,677
Stock-based compensation:
Option	-	-	-	-	64,294	-	-	64,294
Common stock	-	-	1,062,500	1,063	68,025	-	-	69,088
Warrants	-	-	-	-	1,372	-	-	1,372
Comprehensive loss:
Net loss	-	-	-	-	-	-	(6,677,587)	(6,677,587)
Other comprehensive loss	-	-	-	-	-	(10,089)	-	(10,089)

Balance at December 31, 2020	100	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(6,677,587)	$(6,922,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	134,754	22,979
Noncash lease expense	73,579	71,150
Depreciation	13,683	14,092
Amortization of patents	228,107	671,120
Changes in operating assets and liabilities
Short term receivables	50,321	4,907
Prepaid expenses	347,107	19,960
Accounts payable - trade	(170,413)	(2,186,159)
Other accrued expenses	244,887	731,134
Operating lease liability	(77,916)	(71,945)
Accrued interest expense	1,747,683	1,455,084

Net Cash Used In Operating Activities	(4,085,795)	(6,190,215)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	3,125,000	6,435,000
Proceeds from issuance of convertible
notes payable - related parties	100,000	50,000
Repayment of short-term note payable	(105,985)	-
Proceeds from note payable	62,500	-
Proceeds from exercise of warrants	418,676	268,943
Net Cash Provided By Financing Activities	3,600,191	6,753,943
Effect of Exchange Rate Changes on Cash	(7,871)	(24,008)

Net (Decrease)/Increase In Cash and Cash Equivalents	(493,475)	539,720
Cash and Cash Equivalents, Beginning of Period	590,706	50,986
Cash and Cash Equivalents, End of Period	$97,231	$590,706

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	318,775	319,102
Offset of related party receivable and payable	$-	$535,361

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, with the aim of maximizing the curative impact of these medicines and achieving immunity from treated disease. These investigational drugs are based on an entire, wholly-owned, family of small molecules called halogenated xanthenes (“HXs”); our lead HX molecule is named rose bengal disodium (“RBD”).

●

Oncology: PV-10®, an investigational autolytic cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP RBD, is undergoing clinical study for adult solid tumor cancers, such as melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others). Orphan drug designation (“ODD”) status has been granted to IL PV-10 by the U.S. Food and Drug Administration (the “FDA”) for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

Oral formulations of cGMP RBD are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk adult solid tumor cancers, such as head and neck, breast, pancreatic, liver, and colorectal cancers.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status has been granted to IL PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBD are undergoing preclinical study for pediatric blood cancers (including leukemia).

●	Virology: Systemically-administered formulations of cGMP RBD are undergoing preclinical study for the novel strain of coronavirus (“CoV”), severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Microbiology: Different formulations of cGMP RBD are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as Gram-negative bacteria.

●	Ophthalmology: Topical formulations of cGMP RBD are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (including psoriasis and atopic dermatitis).

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020.

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

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $97,231 at December 31, 2020, compared with $590,706 at December 31, 2019. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10 and PH-10 and raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2020 Financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital through the 2020 Financing or otherwise, it will not be able to pay its obligations as they become due. Subsequent to December 31, 2020, the Company received an aggregate $1,200,000 in connection with the 2020 Financing. In addition, holders of 4,500,000 warrants to purchase the common stock of the Company at $0.0533 per share, have exercised these warrants, resulting in aggregate proceeds to the Company in the amount of $239,850. See Note 14 – Subsequent Events.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company, or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2021 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2020 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020 and 2019, the Company’s cash equivalent consists of Treasury bills.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment during the years ended December 31, 2020 and 2019.

Patent Costs, net

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining estimated useful life of the patent.

The patents are fully amortized. Annual amortization of the patents was $228,000 in 2020.

Related Party Receivables

Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 7 – Short-term Receivables.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2020 or 2019.

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

	December 31,
	2020	2019
Warrants	87,264,164	126,109,532
Options	4,800,000	3,000,000
Convertible preferred stock	65,663	65,663

Total potentially dilutive shares	92,129,827	129,175,195

The potential dilutive effect of the conversion of the Company’s convertible notes payable has been excluded from this table since the Company’s Series D Preferred Stock has yet to be designated by the Board.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2020 and 2019. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, receivables, other current assets, accounts payable, and accrued expenses approximate fair values due to the short-term nature of these instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities are translated into the United States Dollar at the balance sheet date ($10,552 and $332,446 at December 31, 2020 and $61,380 and $308,915 at December 31, 2019, respectively), and expense and other income accounts are translated at a weighted average exchange rate for the years then ended ($44,994 and $53,210 for the years ended December 31, 2020 and 2019, respectively). Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of shareholders’ deficit. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). There are seven issues addressed in this update. Issues 1 – 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 became effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption of other updates. Management’s initial analysis is that it does not believe the new guidance will substantially impact the Company’s consolidated financial statements. The Company adopted certain provisions which have become effective during fiscal 2020 within ASU 2020-03 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and financial statement disclosures. The Company is currently evaluating the effect that adopting the remaining new accounting guidance will have on its consolidated financial statements and related disclosures.

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company is currently evaluating the effect of the adoption of ASU 2020-06 will have on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

Recent Adopted Accounting Pronouncements

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform with the fiscal 2020 presentation. These reclassifications have no impact on the previously reported net loss.

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

As of December 31, 2020, the Company had received aggregate 1st Loans, as defined below, of $20,067,000 in connection with the 2017 Financing.

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

(iv)	The 2017 Notes, including interest and principal, are due and payable in full on the earlier of: (i) on such date upon which the Company defaults under the 2017 Notes, (ii) upon a change of control of the Company, or (iii) dates ranging from May 15, 2021 to the 18-month anniversary of the funding of the Final Tranche. In the event there is a change of control of the Company’s Board as proposed by any person or group other than the 1st Loan Investors, the term of the 2017 Notes will be accelerated and all amounts due under the 2017 Notes will be immediately due and payable, plus interest at the rate of 8% per annum, plus a penalty in the amount equal to 10 times the outstanding principal amount of the 1st Loan that has been funded to the Company,

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

Pursuant to the 2017 Term Sheet, the PRH Group concluded its best-efforts activity to arrange for a financing of $20,000,000, which amounts were provided in a number of tranches, between the first tranche on April 4, 2017 and the Final Tranche, on December 20, 2019. As a result, the 2017 Notes under the 1st Loan will convert into shares of Series D Preferred Stock (once designated) of the Company on or before June 20, 2021, which is the 18-month anniversary of the funding of the Final Tranche of the 2017 Financing, subject to certain exceptions.

Upon conversion of the 2017 Notes, the 1st Loan Investors will release their first lien on the Company’s IP.

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”). The 2020 Financing will be in the form of secured convertible loans from investors that will be evidenced by convertible promissory notes (the “2020 Notes”). The 2020 Term Sheet is similar to the 2017 Term Sheet. Subject to the terms and conditions of the 2020 Term Sheet, the Company will use its best efforts to arrange for the 2020 Financing, which amounts will be obtained in several tranches. The proceeds from the 2020 Financing will be used to fund the Company’s clinical development program, as currently constituted and envisioned, and to fund the Company’s general and administrative expenses.

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

Since the 2020 Financing was launched and through December 31, 2020, the Company had received aggregate 2nd Loans of $3,325,000.

Convertible Notes Payable – Related Parties

During the year ended December 31, 2019, the Company entered into 2017 Notes with related parties in the aggregate principal amount of $50,000 offset by the application of the 2017 Note in the principal amount of $250,000 that the Company entered into with Timothy Scott (former President) and Leigh Anne Scott on February 28, 2018 that was applied to Dr. Scott’s Kleba Settlement agreement. As of December 31, 2020 and 2019, the Company had borrowed $6,670,000 of 2017 Notes from related parties which were outstanding.

During the year ended December 31, 2020, the Company entered into 2020 Notes with related parties in the aggregate principal amount of $100,000. As of December 31, 2020, the Company had borrowed $100,000 of 2020 Notes from related parties which were outstanding.

Convertible Notes Payable – Non-Related Parties

During the year ended December 31, 2019, the Company entered into 2017 Notes with accredited investors in the aggregate principal amount of $6,335,000. As of December 31, 2020 and 2019, the Company had borrowed $13,397,000 under these notes, all of which were outstanding as of that date. During the year ended December 31, 2019, the Company entered into a 2020 Note with an accredited investor in the principal amount of $100,000. As of December 31, 2019, the Company had borrowed $100,000 under this note.

During the year ended December 31, 2020, the Company entered into 2020 Notes with accredited investors in the aggregate principal amount of $3,125,000. As of December 31, 2020, the Company had borrowed $3,225,000 under these notes, all of which were outstanding as of that date.

The Series D Preferred Stock

As of December 31, 2020, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the notes issued in connection with the 2017 and 2020 Financings, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the notes were not convertible as of their respective dates of issuance or as of December 31, 2020.

5. Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible uses during a specified period following disbursement, such as payroll, benefits, rent, and utilities, and maintains specified headcount and payroll thresholds. If any portion of a PPP Loan is not forgiven, the unforgiven portion is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. The Company intends to use PPP Loan proceeds in a manner that it believes presently qualifies for full forgiveness. We cannot provide assurance that the PPP Loan will be forgiven in full. As of December 31, 2020, the Company had not applied for forgiveness of the PPP Loan. Once an amount is forgiven under the PPP Loan, the Company will recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness.

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of December 31, 2020 and 2019, the balance of the note payable was $212,790 and $228,424, respectively.

6. Related Party Transactions

During the years ended December 31, 2020 and 2019, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $254,400 and $277,200, respectively, for services rendered. Accrued director fees for Mr. Horowitz as of December 31, 2020 and 2019 were $75,000 and $75,000, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 4 and Note 7 for details of other related party transactions.

Director fees during the years ended December 31, 2020 and 2019 were $383,065 and $385,000, respectively. Accrued directors’ fees as of December 31, 2020 and 2019 were $1,175,589 and $792,524, respectively.

7. Short-term Receivables

The following table summarizes the receivables at December 31, 2020 and 2019:

	December 31, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia tax credit	$3,930	$-	$-	$3,930
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$3,930	$-	$-	$3,930

	December 31, 2019
	Legal Fees	Legal Fees	Settlement	Total

Provectus Australia tax credit	$55,058	$-	$-	$55,058
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$55,058	$-	$-	$55,058

During the year ended December 31, 2019, officers of the Company offset their settlement amounts owed to the Company against accrued payroll and other payables totaling $535,361. This offset reduced the amount of the settlement and was approved by the Company’s Board.

8. Stockholders’ Deficiency

Authorized Capital

As of December 31, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 240,000 shares to Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 24,760,000 shares undesignated.

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

Common Stock Issuances

During the year ended December 31, 2019, the Company issued 229,090 shares of immediately vested restricted common stock as payment of services, with an aggregate issuance date fair value of $11,538, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statement of operations.

During the year ended December 31, 2020, the Company issued 1,062,500 shares of immediately vested restricted common stock with an aggregate issuance date value of $69,088, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statement of operations.

9. Stock Incentive Plan and Warrants

The 2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2017 Equity Compensation Plan”) provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2017 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2020, there were 15,312,500 shares available for issuance under the 2017 Equity Compensation Plan.

There were no stock options granted during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company issued 2,425,000 five-year immediately vested stock options to an officer/director to purchase an aggregate of 2,425,000 shares of common stock with exercise price of $0.12 per share. The stock options had an aggregate grant date fair value of $62,880, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying statement of operations.

During the year ended December 31, 2020, the Company issued 100,000 five-year immediately vested stock options to a director to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share. The stock options had an aggregate grant date fair value of $1,414, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying statement of operations.

Stock Options granted during the year ended December 31, 2020 were valued using the Black Scholes Model, with the following assumptions used:

	For the Years Ended
	December 31,
	2020	2019
Expected terms (years)	2.50	-
Expected volatility	93%	-
Risk-free interest rate	0.23%	-
Expected dividend	0.00%	-

The following table summarizes option activity during the year ended December 31, 2020 and 2019:

		Weighted Average
	Options	Exercise Price

Outstanding and exercisable at January 1, 2019	3,200,000	$0.89

Granted	-	-
Exercised	-	-
Forfeited	(200,000)	0.88

Outstanding and exercisable at December 31, 2019	3,000,000	$0.88

Granted	2,525,000	.20
Exercised	-	-
Forfeited	(725,000)	0.88

Outstanding and exercisable at December 31, 2020	4,800,000	$0.46

The following table summarizes information about stock options outstanding at December 31, 2020.

	Number Outstanding	Weighted Average Remaining Contractual	Number Exercisable
Exercise Price	at December 31, 2020	Life	at December 31, 2020
$0.12	2,425,000	4.90	2,425,000
$0.29	100,000	4.90	100,000
$0.67	200,000	2.60	200,000
$0.75	950,000	3.11	950,000
$0.84	150,000	1.50	150,000
$0.88	150,000	3.60	150,000
$0.93	575,000	0.76	575,000
$0.99	50,000	0.50	50,000
$1.04	200,000	0.50	200,000
	4,800,000	3.58	4,800,000

As of December 31, 2020, the intrinsic value of outstanding and exercisable options was $0.

Warrants

During the year-ended December 31, 2019, holders of warrants exercised warrants to purchase 5,045,857 shares of common stock at a price of $0.053 per share. In connection with the exercises, the Company received cash proceeds of $268,943 and issued 5,045,857 shares of common stock.

During the year ended December 31, 2020, holders of warrants exercised warrants to purchase 7,855,062 shares of common stock at a price of $0.053 per share. In connection with the exercises, the Company received cash proceeds of $418,676 and issued 7,855,062 shares of common stock.

During the year ended December 31, 2020, the Company issued 62,500 three-year immediately vested warrants to board members to purchase an aggregate of 62,500 shares of common stock with an exercise price of $0.2862 per share. The warrants had an aggregate grant date fair value of $1,372, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying statement of operations.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2020	2019
Contractual terms (years)	3.00	3.00-5.00
Expected volatility	93%-95%	129%-131%
Risk-free interest rate	.011%-0.18%	1.82%-2.33%
Expected dividend	0.00%	0.00%

The following table summarizes warrant activity during the year ended December 31, 2020 and 2019:

		Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable at January 1, 2019	136,824,138	$0.27

Granted	425,000	0.94
Exercised	(5,045,857)	0.05
Forfeited	(6,093,749)	1.20
Outstanding and exercisable at December 31, 2019	126,109,532	$0.29

Granted	62,500	0.29
Exercised	(7,855,062)	0.05
Forfeited	(31,052,806)	1.06
Outstanding and exercisable at December 31, 2020	87,264,164	$0.02

The following table summarizes information about warrants outstanding at December 31, 2020.

	Number Outstanding	Weighted Average	Number Exercisable	Intrinsic Value
	at December 31,	Remaining Contractual	at December 31,	at December 31,
Exercise Price	2020	Life	2020	2020

$0.05	86,776,664	0.66	86,776,664	$407,850
$0.29	100,000	2.30	100,000	$-
$1.00	18,000	3.39	18,000	$-
$1.12	366,000	3.38	366,000	$-
$2.00	3,500	3.38	3,500	$-

	87,264,164	2.62	87,264,164	$407,850

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

10. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31
	2020	2019
Domestic	$(6,632,593)	$(6,975,747)
Foreign	(44,994)	53,210
Net Pre-Tax Loss	$(6,677,587)	$(6,922,537)

The income tax provision (benefit) consists of the following:

		Year ended December 31
		2020	2019
Federal:
Current		$-	$-
Deferred	21.00%	221,598	(1,361,582)

State and local:
Current		-	-
Deferred	5.14%	54,186	(332,939)
	26.14%	275,784	(1,694,521)
Change in valuation allowance		(275,784)	1,694,521
Income tax provision (benefit)		$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31
	2020	2019

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.1)%	(5.1)%
Permanent differences	(0.7)%	(1.3)%
Change in valuation allowance	(4.1)%	24.5%
Prior year true-up	23.1%	(0.1)%
Expiration of state net operating loss carryforwards	4.5%	3.1%
Expiration of warrants and options	3.5%	0.0%
Miscellaneous	0.0%	0.0%
Effective income tax rate	0.0%	0.1%

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$42,779,580	$41,959,558
Stock-based compensation	428,726	2,215,928
Research and development credit carryovers	2,985,215	2,917,857
Contribution carryovers	10,062	10,062
Intangible assets	94,295	-
Accrued liabilities	1,503,190	1,041,286
Gross deferred tax assets	47,801,068	48,144,691

Deferred Tax Liabilities:
Intangible assets	-	(59,616)
Prepaid expenses	(82,839)	(91,084)
Other	(40,603)	(40,581)
Gross deferred tax liabilities	(123,442)	(191,281)

Valuation allowance	(47,677,626)	(47,953,410)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$275,784	$(1,694,521)

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

Since inception of the Company on January 17, 2002, the Company has generated federal, state and Australian tax net operating losses of approximately $166 million, $153 million, and $326 thousand. Under the Tax Cuts and Jobs Act, net operating loss incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. Federal net operating losses (“NOL”) totaling $151.4 million expire in various amounts between 2022 and 2037. Federal NOL totaling $14.5 million do not expire.

Year Generated	Year Expired	Amount
2002	2022	$5,794,541
2003	2023	1,520,649
2004	2024	3,571,227
2005	2025	5,530,815
2006	2026	7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,185,506
Total NOL		$165,926,984

State NOL totaling $153 million expire in various years between 2021 and 2035.

Year Generated	Year Expired	Amount
2006	2021	$7,358,979
2007	2022	10,318,963
2008	2023	7,106,425
2009	2024	9,680,770
2010	2025	10,440,651
2011	2026	11,362,120
2012	2027	11,311,394
2013	2028	10,381,763
2014	2029	9,278,510
2015	2030	18,547,287
2016	2031	20,166,661
2017	2032	12,131,850
2018	2033	6,455,113
2019	2034	4,211,210
2020	2035	4,185,506
Total NOL		$152,937,202

Australia NOL totaling $326,000 do not expire.

Year Generated	Year Expired	Amount
2017	N/A	$-
2018	N/A	290,490
2019	N/A	35,861
Total NOL		$326,351

The Company has determined that there are no uncertain tax positions as of December 31, 2020 or 2019.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Tennessee. The Company intends to permanently reinvest earnings in its foreign subsidiary.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2020, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional Federal income taxes (net of available tax credits) would be payable if such earnings were to be repatriated.

11. Commitments

Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $7,900 per month.

Total expense for operating leases for the year ended December 31, 2020 was $90,821, of which, $60,547 was included within research and development and $30,274 was included within general and administrative expenses on the consolidated statement of operations. Total expense for operating leases for the year ended December 31, 2019 was $102,378, of which, $68,252 was included within research and development and $34,126 was included within general and administrative expenses on the consolidated statement of operations.

As of December 31, 2020, the Company had no leases that were classified as a financing lease. As of December 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$91,605	$89,574

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$265,550

Weighted Average Remaining Lease Term
Operating leases	1.50 Years	2.75 Years

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under non-cancellable lease as of December 31, 2020 were as follows:

Years	Amount

2021	92,471
2022	46,687
Total future minimum lease payments	139,158
Less: amount representing imputed interest	(9,992)
Total	$129,166

12. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2020 or 2019.

13. Litigation

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

The Company took the position that under the terms of the Culpepper Employment Agreement, Culpepper is owed no severance payments as a result of his termination “for cause” as that term is defined in the Culpepper Employment Agreement. Furthermore, Culpepper is no longer entitled to the 2:1 credit under the Stipulated Settlement Agreement and Mutual Release in the Kleba Derivative Lawsuit Settlement (the “Derivative Lawsuit Settlement”) such that the total $2,240,000 owed by Culpepper pursuant to the Derivative Lawsuit Settlement plus Culpepper’s proportionate share of the litigation cost in the amount of $227,750, less the amount that he repaid as of December 31, 2016, is immediately due and payable. The Company sent Culpepper a notice of default in January 2017 for the total amount he owes the Company and is in the process of pursuing these claims in accordance with the alternative dispute resolution provision of the Culpepper Employment Agreement. The Company has established a reserve of $2,104,543 as of December 31, 2020 and December 31, 2019, which amount represents the amount the Company currently believes Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement), while the Company pursues collection of this amount.

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

On June 16, 2020, Culpepper filed an application to the Supreme Court of Tennessee for permission to appeal the Court of Appeals’ final decision. On June 30, 2020, the Company filed an answer to the Supreme Court in opposition to Culpepper’s application for permission to appeal. On August 5, 2020, the Supreme Court of Tennessee denied Culpepper’s application.

On November 3, 2020, Culpepper filed a petition for writ of certiorari to the Supreme Court of the United States “SCOTUS”). The petition for writ of certiorari was denied by the Supreme Court on January 11, 2021. There are no further avenues for appeal for Culpepper.

14. Subsequent Events

Convertible Notes Payable

Subsequent to December 31, 2020, the Company entered into a 2020 Note with a non-related party accredited investor in the aggregate principal amount of $1,200,000 in connection with 2nd Loans received by the Company for the same amount. None of the proceeds were received from a related party.

Exercise of Warrants

In addition, holders of 4,500,000 warrants to purchase the common stock of the Company at $0.0533 per share, have exercised these warrants. The Company has received proceeds in the aggregate amount of $239,850.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation for the Company’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

3.3	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

4.4†	Description of Securities.

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Form of Securities Purchase Agreement between Provectus Biopharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016) (exhibits and schedules have been omitted, and the Company agrees to furnish to the Commission a copy of any omitted exhibits and schedules upon request).

10.7	Warrant Agency Agreement, dated August 30, 2016, by and between Provectus Biopharmaceuticals, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 30, 2016).

10.8	Convertible Promissory Note dated February 21, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 21, 2017).

10.9	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.10	Secured Convertible Promissory Note between the Company and Cal Enterprises LLC, dated April 3, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.11	First Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and CAL Enterprises LLC, dated January 22, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.12	Amended and Restated Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated April 3, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.13	Second Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.14	Third Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.15	Fourth Amendment to Amended and Restated Secured Convertible Promissory Note between the Company and Eric Wachter, Ph.D., dated January 22, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 9, 2018).

10.16	Secured Convertible Promissory Note between the Company and Eric A. Wachter, dated January 25, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on January 30, 2018).

10.17	Secured Convertible Promissory Note between the Company and Timothy C. Scott, dated February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on February 26, 2018).

10.18	Secured Convertible Promissory Note between the Company and Edward V. Pershing, dated July 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 30, 2018).

10.19	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.20	Form of PRH 2 Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed January 7, 2020).

10.21*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.22*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.23*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.24*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

10.25*	Amendment No. 2 to the Independent Contractor Agreement dated April 19, 2017 between the Company and Bruce Horowitz, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 9, 2019).

10.26*	Employment Agreement between the Company and Heather Raines, CPA, dated March 25, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 25, 2019).

10.27*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.28	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.29	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.30	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.31	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.32	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101†	The following financial information from Provectus Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 2, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) the Consolidated Statements of Equity for the years ended December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2021

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 2, 2021
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Bruce Horowitz	Director and Chief Operating Officer	March 2, 2021
Bruce Horowitz	(principal executive officer)

/s/ Webster Bailey	Director	March 2, 2021
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 2, 2021
John W. Lacey, III, MD

/s/ Ed Pershing	Director and Chairman of the Board	March 2, 2021
Ed Pershing

/s/ Dominic Rodrigues	Director and Vice Chairman of the Board	March 2, 2021
Dominic Rodrigues

