Form 10-Q
period 2021-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2021-05-11
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2021, was 403,582,037.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020), and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$349,771	$97,231
Short-term receivables - legal fees, settlement and other, net	4,388	3,930
Prepaid expenses	274,962	322,518

Total Current Assets	629,121	423,679

Equipment and furnishings, less accumulated depreciation as of March 31, 2021 and December 31, 2020: $81,529 and $78,313, respectively	41,485	44,701
Operating lease right-of-use asset	100,815	120,821

Total Assets	$771,421	$589,201

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$945,670	$956,860
Accrued interest	3,127,531	2,774,968
Accrued interest – related parties	1,901,893	1,766,493
Current portion of notes payable	199,208	236,228
Convertible notes payable	17,847,000	16,622,000
Convertible notes payable – related parties	6,745,000	6,770,000
Other accrued expenses	1,512,920	1,500,782
Current portion of operating lease liability	85,678	84,383

Total Current Liabilities	32,364,900	30,711,714

Non-current portion of notes payable	-	39,061

Non-current portion of operating lease liability	22,391	44,783

Total Liabilities	32,387,291	30,795,558

Commitments and contingencies (Note 10)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at March 31, 2021 and December 31, 2020; aggregate liquidation preference of $3,500 at March 31, 2021 and December 31, 2020	-	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 403,557,037 and 398,807,037 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	403,558	398,808
Additional paid-in capital	210,178,197	209,923,347
Accumulated other comprehensive loss	(33,260)	(34,097)
Accumulated deficit	(242,164,365)	(240,494,415)

Total Stockholders’ Deficiency	(31,615,870)	(30,206,357)

Total Liabilities and Stockholders’ Deficiency	$771,421	$589,201

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Operating Expenses:
Research and development	$655,144	$909,446
General and administrative	525,532	538,794
Total Operating Expenses	1,180,676	1,448,240

Total Operating Loss	(1,180,676)	(1,448,240)
Other Income/(Expense):

Research and development tax credit	-	26,251
Investment and interest income	1	79
Interest expense	(489,275)	(405,151)
Total Other Expense	(489,274)	(378,821)

Net Loss	$(1,669,950)	$(1,827,061)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	402,184,815	390,557,607

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net Loss	$(1,669,950)	$(1,827,061)
Other Comprehensive Loss:
Foreign currency translation adjustments	837	(9,027)
Total Comprehensive Loss	$(1,669,113)	$(1,836,088)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
	Preferred Stock				Additional	Accumulated Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:

Common stock	-	-	250,000	250	19,500	-	-	19,750

Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive loss	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	$-	403,557,037	$403,558	$210,178,197	$(33,260)	$(242,164,365)	$(31,615,870)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	Preferred Stock				Additional	Accumulated Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(1,669,950)	$(1,827,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,750	-
Noncash lease expense	20,006	17,961
Depreciation	3,216	3,523
Amortization of patents	-	167,780
Changes in operating assets and liabilities
Short term receivables	(515)	(27,728)
Prepaid expenses	45,822	109,888
Accounts payable - trade	(10,927)	456,437
Other accrued expenses	12,252	(2,795)
Operating lease liability	(21,096)	(19,478)
Accrued interest expense	487,962	405,151

Net Cash Used In Operating Activities	(1,113,480)	(716,322)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,200,000	200,000
Proceeds from issuance of convertible notes payable - related parties	-	100,000
Repayment of short-term note payable	(74,417)	-
Proceeds from exercise of warrants	239,850	42,640
Net Cash Provided By Financing Activities	1,365,433	342,640

Effect of Exchange Rate Changes on Cash	587	(3,285)

Net Increase (Decrease) In Cash and Cash Equivalents	252,540	(376,967)

Cash and Cash Equivalents, Beginning of Period	97,231	590,706

Cash and Cash Equivalents, End of Period	$349,771	$213,739

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, with the aim of maximizing the curative impact of these medicines and achieving immunity from treated disease. These investigational drugs are based on an entire, wholly owned, family of small molecules called halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal disodium (“RBD”).

●

Oncology: PV-10®, an investigational cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP RBD, is undergoing clinical study for adult solid tumor cancers, such as melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others). Orphan drug designation (“ODD”) status was granted to PV-10 by the U.S. Food and Drug Administration (the “FDA”) for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

Oral formulations of cGMP RBD are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk and refractory adult solid tumor cancers, such as head and neck, breast, colorectal, and testicular cancers.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status was granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBD are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias).

●	Virology: Systemically-administered formulations of cGMP RBD are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Microbiology: Different formulations of cGMP RBD are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as gram-positive and gram-negative.

●	Ophthalmology: Topical formulations of cGMP RBD are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBD, is undergoing monotherapy clinical study and preclinical study of combination therapy with approved drugs for inflammatory dermatoses (including psoriasis and atopic dermatitis).

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021.

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

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $349,771 at March 31, 2021. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

During the three months ended March 31, 2021, warrant holders exercised warrants to purchase an aggregate of 4,500,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $239,850.

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

3. Critical Accounting Policies

Since the date, the Company’s December 31, 2020 consolidated financial statements were issued in its 2020 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2020, with early adoption permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s financial statements or disclosures.

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

Since financing was launched and through March 31, 2021, the Company had received aggregate loans of $4,525,000 in connection with the 2020 Financing.

The Series D Preferred Stock

As of March 31, 2021, and through the date of filing, the Series D Preferred Stock had not been designated by the Board. Per the terms of the notes issued in connection with the 2017 and 2020 Financings, if the Company has not designated the Series D Preferred Stock or if an insufficient number of Series D Preferred shares exist upon a conversion by a note holder, then the outstanding loans will continue to accrue interest at a rate of 8% per annum until which time the Company has designated a sufficient number of Series D Preferred shares. As a result, the Company did not analyze the notes for a potential beneficial conversion feature as the definition of a firm commitment has not been met since the notes were not convertible as of their respective dates of issuance or as of March 31, 2021.

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2021, the Company did not enter into any additional related party 2020 Notes. As of March 31, 2021 and December 31, 2020, the Company had borrowed $100,000 under these notes.

Convertible Notes Payable – Non-Related Parties

During the three months ended March 31, 2021, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $1,200,000. As of March 31, 2021 and December 31, 2020, the Company had borrowed $4,425,000 and $3,225,000, respectively, under these notes.

5. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of March 31, 2021 and December 31, 2020, the balance of the note payable was $136,708 and $212,790, respectively.

6. Related Party Transactions

During the three months ended March 31, 2021 and March 31, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $84,800 and $52,400, respectively, for services rendered. Accrued director fees for Mr. Horowitz as of March 31, 2021 and December 31, 2020 were $18,750 and $75,000, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 4 and Note 7 for details of other related party transactions.

Director fees during the three months ended March 31, 2021 and March 31, 2020 were $96,250 and $96,250, respectively. Accrued directors’ fees as of March 31, 2021 and December 31, 2020 were $1,271,839 and $1,175,589, respectively.

7. Short-term Receivables

The following table summarizes the receivables at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$4,388	$-	$-	$4,388
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$4,388	$-	$-	$4,388

	December 31, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$3,930	$-	$-	$3,930
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$3,930	$-	$-	$3,930

8. Stockholders’ Deficiency

Common Stock

During the three months ended March 31, 2021, the Company issued an aggregate of 250,000 shares of immediately vested restricted common stock with a grant date value of $19,750 for services. See also Note 11 – Subsequent Events.

Warrants

During the three months ended March 31, 2021, warrant holders exercised warrants to purchase an aggregate of 4,500,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $239,850. See also Note 11 – Subsequent Events.

9. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $7,900 per month.

Total operating lease expense for the three months ended March 31, 2021 was $24,762, of which, $16,508 was included within research and development and $8,254 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended March 31, 2020 was $21,302, of which, $14,201 was included within research and development and $7,101 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of March 31, 2021, the Company had no leases that were classified as a financing lease. As of March 31, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$23,831	$22,441

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	1.25 Years	2.25 Years

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2021 were as follows:

Years	Amount

2021	69,579
2022	46,687
Total future minimum lease payments	116,266
Less: amount representing imputed interest	(8,196)
Total	$108,070

10. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. Subsequent Events

Common Stock

Subsequent to March 31, 2021, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a strategic advisory board member.

Warrants

Subsequent to March 31, 2021, the Company issued three-year immediately vested warrants to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share to a strategic advisory board member.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021 (“2020 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview

Provectus is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly owned, family of small molecules called HXs. The Company’s lead HX molecule is proprietary cGMP RBD. IL PV-10, a cancer immunotherapy and injectable formulation of cGMP RBD, can induce immunogenic cell death (“ICD”), and is undergoing clinical study for adult solid tumor cancers, such as melanoma and GI tumors (e.g., HCC, mCRC, mNET, mUM), and preclinical study for pediatric solid tumor cancers (e.g., neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, osteosarcoma). Topically-administered PH-10, an immune-modulatory agent and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (e.g., psoriasis, atopic dermatitis). New formulations of and routes of administration for cGMP RBD are being investigated for hematology (e.g., acute myeloid leukemia, acute monocytic leukemia), virology (e.g., SARS-CoV-2), oncology (e.g., high-risk and refractory adult solid tumor cancers), microbiology (e.g., MDR bacteria), and ophthalmology (e.g., infectious keratitis).

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at March 31, 2021.

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

Dermatology. For psoriasis, pathways significantly improved by monotherapy PH-10 drug product treatment include published psoriasis transcriptomes and cellular responses mediated by IL-17, IL-22, and interferons. Clinical work has shown that more than 500 disease-related genes were down-regulated after four weeks of application and a wide-range of central psoriasis-related genes, including IL-23, IL-17, IL-22, S100A7, IL-19, IL-36, and CXCL1, were normalized (i.e., treated lesional skin had values in the same range as baseline non-lesional skin).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Overview

Total operating expenses were $1,180,676 for the three months ended March 31, 2021, a decrease of $267,564 or 18.5% compared to the three months ended March 31, 2020. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company along with slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2. Net loss for the three months ended March 31, 2021 was $1,669,950, a decrease of $157,111 or 8.6% which was primarily attributable to lower costs incurred in connection with our preclinical and clinical trial programs and general and administrative costs.

	For the Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development	$655,144	$909,446	$(254,302)	-28.0%
General and administrative	525,532	538,794	(13,262)	-2.5%
Total Operating Expenses	1,180,676	1,448,240	(267,564)	-18.5%

Total Operating Loss	(1,180,676)	(1,448,240)	(267,564)	18.5%
Other Income/(Expense):
Research and development tax credit	-	26,251	(26,251)	-100.0%
Investment and interest income	1	79	(78)	-98.7%
Interest expense	(489,275)	(405,151)	(84,124)	20.8%
Total Other Expense, Net	(489,274)	(378,821)	(110,453)	29.2%

Net Loss	$(1,669,950)	$(1,827,061)	$(157,111)	8.6%

Research and Development Expenses

Research and development expenses were $655,144 for the three months ended March 31, 2021, a decrease of $254,302 or 28.0% compared to $909,466 for the three months ended March 31, 2020. The decrease was primarily due to (i) reduced cost on clinical trials due to slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower amortization due to patents being fully amortized, and (iii) a decrease in insurance expense.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$511,580	$584,057	$(72,477)	-12.4%
Depreciation/amortization	2,162	169,942	(167,780)	-98.7%
Insurance	51,388	73,592	(22,204)	-30.2%
Payroll and taxes	72,334	66,479	5,855	8.8%
Rent and utilities	17,680	15,376	2,304	15.0%
Total research and development	$655,144	$909,446	$(254,302)	-28.0%

General and Administrative Expenses

General and administrative expenses were $525,532 for the three months ended March 31, 2021, a decrease of $13,262 or 2.5% compared to $538,794 for the three months ended March 31, 2020. The decrease was primarily due to (i) lower professional fees, offset by (ii) higher legal fees, (iii) an increase in payroll and related taxes due to addition of employee, and (vi) higher other general and administrative cost.

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,054	$1,361	$(307)	-22.6%
Directors fees	96,250	96,250	-	0.0%
Insurance	43,566	41,866	1,700	4.1%
Legal and litigation	132,015	88,062	43,953	49.9%
Other general and administrative cost	31,005	17,007	13,998	82.3%
Payroll and taxes	46,060	35,486	10,574	29.8%
Professional fees	165,716	250,011	(84,295)	-33.7%
Rent and utilities	8,726	7,660	1,066	13.9%
Foreign currency translation	1,140	1,091	49	4.5%
Total general and administrative	$525,532	$538,794	$(13,262)	-2.5%

Other Income/(Expense)

Interest expense increased by $84,124 from $405,151 for the three months ended March 31, 2020 to $489,275 for the three months ended March 31, 2021. The increase was due to the increased number of convertible notes payable outstanding relating to the PRH Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $349,771 at March 31, 2021, compared to $97,231 at December 31, 2020. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $242,164,365 as of March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

During the three months ended March 31, 2021, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $1,200,000.

During the three months ended March 31, 2021, warrant holders exercised warrants to purchase an aggregate of 4,500,000 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $239,850.

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

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at March 31, 2021.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2020 Form 10-K, other than set forth below.

Our business, financial condition and results of operations may be adversely affected by the severe acute respiratory syndrome (SARS)-associated CoV-2 (SARS-CoV-2) pandemic or other similar outbreaks of contagious diseases.

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition and results of operations. The severe acute respiratory syndrome (SARS)-associated CoV-2 (SARS-CoV-2) pandemic, which was reported to have begun in late-2019 and has spread worldwide, may affect our ability to initiate and/or complete current and/or or future preclinical studies and/or clinical trials; disrupt our regulatory activities; and/or have other adverse effects on our clinical development. In addition, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee or independent contractor illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. The SARS-CoV-2 pandemic has also caused substantial disruption in capital and financial markets and adversely impacted economies worldwide, any and/or all of which may disrupt our business, negatively impact our ability to raise additional funds, and adversely affect our results of operations and financial condition. Moreover, many risk factors set forth in the 2020 Form 10-K should be interpreted as heightened risks as a result of the impact of the SARS-CoV-2 pandemic. The extent to which the SARS-CoV-2 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence as of the date of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2020 Financing

During the three months ended March 31, 2021, the Company did not enter into any additional 2020 Notes with related party investors. As of March 31, 2021, the Company had drawn down the entire $100,000 under these notes.

During the three months ended March 31, 2021, the Company entered into additional 2020 Notes with non-related party accredited investors in the aggregate principal amount of $1,200,000. As of March 31, 2021, the Company had drawn down the entire $4,425,000 under these notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506 of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

For further details on the terms of the 2017 and 2020 Notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 2, 2021.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

May 11, 2021	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

