Form 10-Q
period 2021-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2021-08-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 12, 2021, was 404,007,037.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020), and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and:

●	Our potential receipt of sales from investigational drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital through the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt or equity securities, and

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$47,407	$97,231
Short-term receivables - legal fees, settlement and other, net	5,408	3,930
Prepaid expenses	294,406	322,518

Total Current Assets	347,221	423,679

Equipment and furnishings, less accumulated depreciation of $84,745 and $78,313, respectively	38,269	44,701
Operating lease right-of-use asset	80,809	120,821

Total Assets	$466,299	$589,201

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,209,108	$956,860
Other accrued expenses	1,653,506	1,500,782
Current portion of accrued interest	-	2,774,968
Current portion of accrued interest - related parties	-	1,766,493
Current portion of note payable	127,393	236,228
Current portion of convertible notes payable	-	16,622,000
Current portion of convertible notes payable - related parties	-	6,770,000
Current portion of operating lease liability	86,974	84,383

Total Current Liabilities	3,076,981	30,711,714

Note payable, non-current portion	-	39,061
Operating lease liability, non-current portion	-	44,783

Total Liabilities	3,076,981	30,795,558

Commitments and contingencies (Note 10)	-	-

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized: Series B Convertible Preferred Stock; 240,000 shares designated; 100 shares issued and outstanding at June 30, 2021 and December 31, 2020; aggregate liquidation preference of $3,500 at June 30, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $14,164,889 and $0 at June 30, 2021 and December 31, 2020, respectively (See Note 4. Convertible Notes Payable – Liquidation Preference)	12,373	-
Series D-1 Convertible Preferred Stock; 9,441,000 shares designated; 9,440,594 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $108,075,431 and $0 at June 30, 2021 and December 31, 2020, respectively (See Note 4. Convertible Notes Payable – Liquidation Preference)	9,441	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 403,782,037 and 398,807,037 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	403,783	398,808
Additional paid-in capital	240,742,061	209,923,347
Accumulated other comprehensive loss	(34,381)	(34,097)
Accumulated deficit	(243,743,959)	(240,494,415)

Total Stockholders’ Deficiency	(2,610,682)	(30,206,357)

Total Liabilities and Stockholders’ Deficiency	$466,299	$589,201

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development	$602,979	$696,454	$1,258,123	$1,605,900
General and administrative	619,038	514,394	1,144,570	1,053,188
Total Operating Expenses	1,222,017	1,210,848	2,402,693	2,659,088

Total Operating Loss	(1,222,017)	(1,210,848)	(2,402,693)	(2,659,088)
Other Income/(Expense):
EIDL grant	-	3,000	-	3,000
Research and development tax credit	32,144	113	32,144	26,364
Investment and interest income	-	3,334	1	3,413
Gain from extinguishment	63,094	-	63,094	-
Interest expense	(452,812)	(410,404)	(942,087)	(815,555)
Total Other Expense, Net	(357,574)	(403,957)	(846,848)	(782,778)

Net Loss	$(1,579,591)	$(1,614,805)	$(3,249,541)	$(3,441,866)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	403,628,466	390,714,200	402,910,628	390,635,608

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss	$(1,579,591)	$(1,614,805)	$(3,249,541)	$(3,441,866)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,121)	2,233	(34,381)	(30,802)
Total Comprehensive Loss	$(1,580,712)	$(1,612,572)	$(3,283,922)	$(3,472,668)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

										Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	$-	-	$-	-	$-	398,807,037	398,808	209,923,347	(34,097)	(240,494,415)	(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:
Common stock	-	-	-	-	-	-	250,000	250	19,500	-	-	19,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	$-	-	$-	-	$-	403,557,037	$403,558	$210,178,197	$(33,260)	$(242,164,365)	$(31,615,870)

Common stock issued for services	-	-	-	-	-	-	25,000	25	1,650	-	-	1,675
Common stock issued upon exercise of warrants	-	-	-	-	-	-	200,000	200	10,460	-	-	10,660
Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D-1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,579,591)	(1,579,591)
Other comprehensive income	-	-	-	-	-	-	-	-	-	(1,121)	-	(1,121)

Balance at June 30, 2021	100	$-	12,373,247	$12,373	9,440,594	$9,441	403,782,037	$403,783	$240,742,061	$(34,381)	$(243,743,959)	$(2,610,682)

FOR THE SIX MONTHS ENDED JUNE 30, 2020

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

Common stock issued for services	-	-	25,000	25	1,125	-	-	1,150
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,614,805)	(1,614,805)
Other comprehensive income	-	-	-	-	-	2,233	-	2,233

Balance at June 30, 2020	100	$-	390,714,475	$390,714	$209,421,800	$(30,802)	$(237,258,694)	$(27,476,982)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(3,249,541)	$(3,441,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,913	1,150
Noncash lease expense	40,012	36,801
Depreciation	6,432	7,046
Amortization of patents	-	228,107
Forgiveness of PPP Loan	(62,500)	-
Changes in operating assets and liabilities
Short term receivables	(1,632)	47,653
Prepaid expenses	123,230	207,590
Accounts payable - trade	252,254	332,134
Loan payable	(85,398)	-
Other accrued expenses	152,786	120,817
Operating lease liability	(42,191)	(38,958)
Accrued interest expense	939,618	815,430

Net Cash Used In Operating Activities	(1,905,017)	(1,684,096)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,700,000	2,375,000
Proceeds from issuance of convertible notes payable - related parties	-	100,000
Repayment of short-term note payable	(95,387)	-
Proceeds from note payable	-	62,500
Proceeds from exercise of warrants	250,510	42,640
Net Cash Provided By Financing Activities	1,855,123	2,580,140

Effect of Exchange Rate Changes on Cash	70	(3,536)

Net (Decrease)/Increase In Cash and Cash Equivalents	(49,824)	892,508

Cash and Cash Equivalents, Beginning of Period	97,231	590,706

Cash and Cash Equivalents, End of Period	$47,407	$1,483,214

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2017 Notes and 2020 Notes to Convertible Preferred Stock Series D and D-1	30,560,080	-
Purchase of insurance policies financed by short-term note payable	(309,710)	-

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

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status was granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBD are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias).

●	Virology: Systemically administered formulations of cGMP RBD are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Microbiology: Different formulations of cGMP RBD are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as gram-positive and gram-negative.

●	Ophthalmology: Topical formulations of cGMP RBD are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBD, is undergoing monotherapy clinical study and preclinical study of combination therapy with approved drugs for inflammatory dermatoses (including psoriasis and atopic dermatitis).

●	Animal Health: Different formulations of cGMP RBD are undergoing development as potential treatments for animal cancers and dermatological disorders.

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021.

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

	June 30,	June 30,
	2021	2020
Warrants	82,589,164	95,767,428
Options	4,800,000	2,800,000
Convertible preferred stock	21,813,941	65,663

Total potentially dilutive shares	109,203,105	98,633,091

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $47,407 at June 30, 2021. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

During the six months ended June 30, 2021, warrant holders exercised warrants to purchase an aggregate of 4,700,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $250,510.

On June 20, 2021, the outstanding non-amended 2017 Notes converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862, and all the outstanding Amended 2017 Notes and outstanding 2020 Notes converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. The outstanding non-amended 2017 Notes, Amended 2017 Notes and 2020 Notes had totaled $30,560,080 in principal and interest.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company, or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2021 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Critical Accounting Policies

Since the date the Company’s December 31, 2020 consolidated financial statements were issued in its 2020 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2020, with early adoption permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s financial statements or disclosures.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815: Derivatives and Hedging. The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options and any related freestanding instruments are recorded as a discount to the host instrument.

If the instrument is determined to not be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the commitment date fair value to the effective conversion price of the instrument.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ deficiency.

4. Convertible Notes Payable

2017 Financing

On March 23, 2017, the Company entered into a 2017 Term Sheet with the PRH Group that set forth the terms on which the PRH Group would use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”). The 2017 Financing was in the form of a secured convertible loan from the PRH Group and other investors in the 2017 Financing, which were evidenced by secured convertible promissory notes (individually a “2017 Note” and collectively, the “2017 Notes”) from the Company to the PRH Group and other investors. As of June 30, 2021 and December 31, 2020, the Company had received aggregate proceeds of $20,067,000 from the issuance of the 2017 Notes, respectively, of which $6,770,000 was received from related parties.

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”). The 2020 Financing was in the form of secured convertible loans from investors that were evidenced by secured convertible promissory notes (the “2020 Notes”). The 2020 Term Sheet was similar to the 2017 Term Sheet. Subject to the terms and conditions of the 2020 Term Sheet, the Company used its best efforts to arrange for the 2020 Financing, which amounts were obtained in several tranches. As of June 30, 2021 and December 31, 2020, the Company had received proceeds of $5,025,000 and $3,325,000, respectively, in connection with the 2020 Financing, of which $100,000 was received from related parties.

Firm Commitment

Previously, the Company had not designated the Series D Preferred Stock into which the 2017 Notes and the 2020 Notes (collectively the “Notes”) were convertible into. As a result, the Company did not analyze the Notes for a potential beneficial conversion feature as the definition of a firm commitment had not been met since the Notes were not yet convertible.   On June 17, 2021, the required Certificates of Designation were filed with the Delaware Secretary of State.  Accordingly, a firm commitment was achieved.  The Company analyzed the Notes for a beneficial conversion feature and determined that there was none because the Notes have an effective conversion price of $0.2862 and $2.862 per share of underlying common stock, which exceeds the $0.07 per share commitment date closing market price of the common stock.

The Series D and D-1 Convertible Preferred Stock

The 2017 Notes originally provided that they were convertible into a new class of the Company’s preferred stock, $0.001 par value per share (“Preferred Stock”), at a price per share equal to $0.2862 (the “Original Conversion Price”), which would be convertible into one share (the “Original Conversion Ratio”) of the Company’s common stock, $0.001 par value per share (“Common Stock”).

In order to ensure that the Company had sufficient authorized shares of Preferred Stock into which the 2017 Notes would convert, yet keep the economic terms of the 2017 Notes substantially equivalent, the Company entered into amendments (the “Amendments”) to the 2017 Notes (as amended, the “Amended 2017 Notes”) with a large majority of the holders of 2017 Notes to increase the conversion price by 10 times from $0.2862 to $2.862 (the “New Conversion Price”) and to change the conversion ratio by providing that one share of Preferred Stock would be convertible into 10 shares of Common Stock (the “New Conversion Ratio”). The impact of the Amendments was to reduce by 10 times the number of shares of Preferred Stock into which the 2017 Notes would convert, while keeping the economic terms the same by increasing the conversion ratio into Common Stock by 10 times. The 2020 Notes had substantially similar terms to the Amended 2017 Notes, including being convertible into Preferred Stock at the New Conversion Price, with the Preferred Stock being convertible into Common Stock at the New Conversion Ratio.

In order to (i) address the fact that a small minority of the holders of 2017 Notes did not execute the Amendments and (ii) ensure economic fairness for all of the holders of the 2017 Notes and 2020 Notes, the Company designated two separate classes of Preferred Stock into which the 2017 Notes and 2020 Notes would convert: (i) the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Convertible Preferred Stock”), was designated for the holders of 2017 Notes who did not execute the Amendments and (ii) the Company’s Series D-1 Convertible Preferred Stock, par value $0.001 per share (the “Series D-1 Convertible Preferred Stock”), was designated for the holders of Amended 2017 Notes (i.e., who did execute the Amendments) and the holders of the 2020 Notes.

On June 20, 2021, the outstanding non-amended 2017 Notes converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862, and all the outstanding Amended 2017 Notes and outstanding 2020 Notes converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862.

As a result of the conversion of the 2017 Notes and 2020 Notes into convertible preferred stock, all the security interests of these notes in the Company’s intellectual property were released.

The rights, preferences and privileges of the Series D Convertible Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”). The rights, preferences and privileges of the Series D-1 Convertible Preferred Stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (the “Series D-1 Certificate of Designation”). The Board of Directors of the Company approved each of the Series D Certificate of Designation and Series D-1 Certificate of Designation on June 16, 2021, and each of the Series D Certificate of Designation and Series D-1 Certificate of Designation were filed with the Delaware Secretary of State on June 17, 2021. The Series D Certificate of Designation and Series D-1 Certificate of Designation are the same, other than certain key differences to account solely for the different conversion ratios for the holders of 2017 Notes who did not execute Amendments compared to the holders of Amended 2017 Notes and the holders of 2020 Notes.

Number of Shares

The Series D Certificate of Designation established and designated 12,374,000 shares of Series D Convertible Preferred Stock. The Series D-1 Certificate of Designation established and designated 9,441,000 shares of Series D-1 Convertible Preferred Stock.

Rank

The Series D Convertible Preferred Stock and the Series D-1 Convertible Preferred Stock rank pari passu with each other. The Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock rank senior to the Common Stock and any other class or series of the Company’s capital stock, the terms of which do not provide that shares of such class rank senior to, or pari passu with, the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock as to dividends and distributions upon a change of control transaction, or the liquidation, winding-up and dissolution of the Company.

Dividends

The Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock do not have any dividend preference but are entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on the Common Stock and any other class of the Company’s capital stock that ranks junior or on par to the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock.

Liquidation Preference

Upon the occurrence of the liquidation, winding-up or dissolution of the Company or certain mergers, corporate reorganizations or sales of the Company’s assets (each, a “Company Event”), holders of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will be entitled to receive a liquidation preference before any distributions are made to holders of any other class or series of the Company’s capital stock junior to the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock. If a Company Event occurs within two years of June 20, 2021 (the “Date of Issuance”), the holders of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will receive for each share of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, respectively, an amount in cash equal to the Original Issue Price (as defined in the Series D Certificate of Designation and Series D-1 Certificate of Designation, respectively) multiplied by four. If a Company Event occurs from and after the second anniversary of the Date of Issuance, the holders of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will receive for each share of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, respectively, an amount in cash equal to the Original Issue Price multiplied by six. The Original Issue Price for the Series D Convertible Preferred Stock is $0.2862, and the Original Issue Price for the Series D-1 Convertible Preferred Stock is $2.862.

Voting Rights

Holders of shares of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will vote together with the holders of Common Stock as a single class. Each share of Series D Convertible Preferred Stock carries the right to one vote per share. Each share of Series D-1 Convertible Preferred Stock carries the right to 10 votes per share.

The Company is not permitted to amend, alter or repeal its Certificate of Incorporation or Bylaws in a manner adverse to the relative rights, preferences, qualifications, limitations or restrictions of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock without the affirmative vote of a majority of the votes entitled to be cast by holders of outstanding shares of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock, voting together as a single class with each share of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock having a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock.

Conversion

The Series D Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-one conversion ratio. The Series D-1 Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-10 conversion ratio. The conversion ratio of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock is subject to adjustment for stock splits and combinations, recapitalizations, reclassifications, reorganizations, mergers and consolidations. The Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance.

5. Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. On May 20, 2021, the Company applied for forgiveness of the PPP Loan. On June 2, 2021, the Company was awarded full forgiveness of the PPP Loan. The Company recognized a gain on forgiveness of note payable in the period in which it obtained forgiveness, and is included in gain from extinguishment on the accompanying condensed consolidated statements of operations.

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of June 30, 2021 and December 31, 2020, the balance of the note payable was $127,393 and $212,790, respectively.

6. Related Party Transactions

During the three months ended June 30, 2021 and June 30, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $42,400 and $11,200, respectively, for services rendered.

During the six months ended June 30, 2021 and June 30, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $127,200 and $63,600, respectively, for services rendered.

Accrued director fees for Mr. Horowitz as of June 30, 2021 and December 31, 2020 were $37,500 and $75,000, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 4 for details of other related party transactions.

Director fees during the three months ended June 30, 2021 and June 30, 2020 were $96,250 and $96,250, respectively.

Director fees during the six months ended June 30, 2021 and June 30, 2020 were $192,500 and $192,500, respectively.

Accrued directors’ fees as of June 30, 2021 and December 31, 2020 were $1,368,089 and $1,175,589, respectively, and are included in other accrued expenses on the accompanying condensed consolidated balance sheet.

7. Short-term Receivables

The following table summarizes the receivables at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$5,408	$-	$-	$5,408
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$5,408	$-	$-	$5,408

	December 31, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$3,930	$-	$-	$3,930
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$3,930	$-	$-	$3,930

8. Stockholders’ Deficiency

Common Stock

During the six months ended June 30, 2021, the Company issued an aggregate of 250,000 shares of immediately vested restricted common stock with a grant date value of $19,750 for services.

During the six months ended June 30, 2021, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to an advisory board member with a grant date value of $1,675 for services. See also Note 11 – Subsequent Events.

Preferred Stock

On June 20, 2021, the Company issued 12,373,247 and 9,440,594 shares of Series D and D-1 Convertible Preferred Stock, respectively. See Note 4 convertible notes payable.

Warrants

During the six months ended June 30, 2021, warrant holders exercised warrants to purchase an aggregate of 4,700,000 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $250,510. See Note 11 – Subsequent Events.

During the six months ended June 30, 2021, the Company issued three-year immediately vested warrants to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share to an advisory board member. The warrants had an issuance date fair value of an aggregate of $488, which was recognized immediately and is included in general and administrative expenses on the condensed consolidated statements of operations.

9. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $7,900 per month.

Total operating lease expense for the three months ended June 30, 2021 was $23,044, of which, $15,363 was included within research and development and $7,681 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended June 30, 2020 was $22,332, of which, $14,888 was included within research and development and $7,444 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the six months ended June 30, 2021 was $47,806, of which, $31,871 was included within research and development and $15,935 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the six months ended June 30, 2020 was $43,634, of which, $29,090 was included within research and development and $14,544 was included within general and administrative expenses on the condensed consolidated statement of operations.

As of June 30, 2021, the Company had no leases that were classified as a financing lease. As of June 30, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$45,784	$44,882

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	1.00 Year	2.00 Years

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2021 were as follows:

Years	Amount
2021	46,687
2022	$46,687
Total future minimum lease payments	93,374
Less: amount representing imputed interest	(6,400)
Total	$86,974

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

11. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Series D-1 Convertible Preferred Stock

Subsequent to June 30, 2021, the Company received total investments of $150,000 from non-related party investors in exchange for an aggregate of 52,411 shares of restricted Series D-1 Convertible Preferred Stock that have not yet been issued.

Common Stock

Subsequent to June 30, 2021, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant for services.

Warrants

Subsequent to June 30, 2021, warrant holders exercised warrants to purchase an aggregate of 200,000 shares of common stock at a price of $0.0533 per share.

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

Overview

Provectus is a clinical-stage biotechnology company developing immunotherapy medicines based on an entire, wholly owned, family of small molecules called HXs. The Company’s lead HX molecule is proprietary cGMP RBD. IL PV-10, a cancer immunotherapy and injectable formulation of cGMP RBD, can induce immunogenic cell death (“ICD”), and is undergoing clinical study for adult solid tumor cancers, such as melanoma and GI tumors (e.g., HCC, mCRC, mNET, mUM), and preclinical study for pediatric solid tumor cancers (e.g., neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, osteosarcoma). Topically administered PH-10, an immune-modulatory agent and formulation of cGMP RBD, is undergoing clinical study for inflammatory dermatoses (e.g., psoriasis, atopic dermatitis). New formulations of and routes of administration for cGMP RBD are being investigated for hematology (e.g., acute myeloid leukemia, acute monocytic leukemia), virology (e.g., SARS-CoV-2), oncology (e.g., high-risk and refractory adult solid tumor cancers), microbiology (e.g., MDR bacteria), and ophthalmology (e.g., infectious keratitis).

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at June 30, 2021.

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

Hematology. In primary cells and cell lines derived from pediatric leukemia patients, RBD may lead to stimulator of interferon genes (“STING”) dimerization and the release of interferon gamma, indicating a potential immune activation mechanism of RBD. Heat shock proteins, which chaperone misfolded or abnormally folded proteins, associated with STING dimerization in RBD-treated cells, indicating a mechanism that may lead to enhanced STING activation following RBD-specific treatment.

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

Animal Health. The Company’s work in this disease area to develop a drug candidate or candidates is ongoing.

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

Hematology. The Company and research collaborators are undertaking preclinical work on a potential, systemically administered, cGMP RBD leukemia treatment and/or cancer vaccine for pediatric patients.

Virology. The Company and research collaborators are undertaking preclinical work on a potential, systemically administered, cGMP RBD therapy for SARS-CoV-2 and other classes of enveloped and non-enveloped viruses.

Microbiology. The Company and research collaborators are undertaking preclinical work on cGMP RBD therapy for MDR bacteria.

Ophthalmology. The Company and clinical and research collaborators are undertaking preclinical work on potential, topically administered, cGMP RBD therapy for the treatment of infectious keratitis.

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

Animal health. The Company and research collaborators are undertaking work on cGMP RBD therapies for animal cancers and dermatological disorders.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Overview

Total operating expenses were $1,222,017 for the three months ended June 30, 2021, an increase of $11,169 or 0.9% compared to the three months ended June 30, 2020. The increase was driven primarily by higher legal cost relating to our patents. Net loss for the three months ended June 30, 2021 was $1,579,591, a decrease of $35,214 or 2.2% which was primarily attributable to lower costs incurred in connection with our preclinical and clinical trial programs.

	For the Three Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$602,979	$696,454	$(93,475)	-13.4%
General and administrative	619,038	514,394	104,644	20.3%
Total Operating Expenses	1,222,017	1,210,848	11,169	0.9%

Total Operating Loss	(1,222,017)	(1,210,848)	(11,169)	0.9%
Other Income/(Expense):
EIDL grant	-	3,000	(3,000)	0.0%
Research and development tax credit	32,144	113	32,031	28346%
Investment and interest income	-	3,334	(3,334)	0.0%
Gain from extinguishment	63,094	-	63,094	100.0%
Interest expense	(452,812)	(410,404)	(42,408)	10.3%
Total Other Expense, Net	(357,574)	(403,957)	46,383	-11.5%

Net Loss	$(1,579,591)	$(1,614,805)	$35,214	-2.2%

Research and Development Expenses

Research and development expenses were $602,979 for the three months ended June 30, 2021, a decrease of $93,475 or 13.4% compared to $696,454 for the three months ended June 30, 2020. The decrease was primarily due to (i) reduced cost on clinical trials due to slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower amortization due to patents being fully amortized, and (iii) a decrease in insurance expense.

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$465,627	$477,384	$(11,757)	-2.5%
Depreciation/amortization	2,162	62,489	(60,327)	-96.5%
Insurance	51,393	72,685	(21,292)	-29.3%
Payroll and taxes	67,706	68,282	(576)	-0.8%
Rent and utilities	16,091	15,614	477	3.1%
Total research and development	$602,979	$696,454	$(93,475)	-13.4%

General and Administrative Expenses

General and administrative expenses were $619,038 for the three months ended June 30, 2021, an increase of $104,644 or 20.3% compared to $514,394 for the three months ended June 30, 2020. The increase was primarily due to (i) higher professional fees, (ii) higher legal fees relating to patents, (iii) an increase in payroll and related taxes due to addition of employee, partially offset by (iv) lower insurance cost.

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,055	$1,362	$(307)	-22.5%
Directors fees	96,250	96,250	-	0.0%
Insurance	42,262	53,610	(11,348)	-21.2%
Legal and litigation	216,723	129,563	87,160	67.3%
Other general and administrative cost	15,583	18,766	(3,183)	-17.0%
Payroll and taxes	62,540	48,436	14,104	29.1%
Professional fees	172,759	158,318	14,441	9.1%
Rent and utilities	8,219	8,078	141	1.7%
Foreign currency translation	3,647	11	3,636	0.0%
Total general and administrative	$619,038	$514,394	$104,644	20.3%

Other Income/(Expense)

Other income increased by $88,791 from $6,447 for the three months ended June 30, 2020 to $95,238 for the three months ended June 30, 2021. The increase was mainly due to the PPP loan forgiveness and the research and development tax credit in Australia.

Interest expense increased by $42,408 from $410,404 for the three months ended June 30, 2020 to $452,812 for the three months ended June 30, 2021. The increase was due to the increased principal balance of convertible notes payable outstanding during the period relating to the 2020 Notes.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

Overview

Total operating expenses were $2,402,693 for the six months ended June 30, 2021, a decrease of $256,395 or 9.6% compared to the six months ended June 30, 2020. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company along with lower amortization due to patents being fully amortized and slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2. Net loss for the six months ended June 30, 2021 was $3,249,541, a decrease of $192,325 or 5.6% which was primarily attributable to lower costs incurred in connection with our preclinical and clinical trial programs.

	For the Six Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$1,258,123	$1,605,900	$(347,777)	-21.7%
General and administrative	1,144,570	1,053,188	91,382	8.7%
Total Operating Expenses	2,402,693	2,659,088	(256,395)	-9.6%

Total Operating Loss	(2,402,693)	(2,659,088)	(256,395)	9.6%
Other Income/(Expense):
EIDL grant	-	3,000	(3,000)	-0.0%
Research and development tax credit	32,144	26,364	5,780	21.9%
Investment and interest income	1	3,413	(3,412)	0.00%
Gain from extinguishment	63,094	-	63,094	100.0%
Interest expense	(942,087)	(815,555)	(126,532)	15.5%
Total Other Expense, Net	(846,848)	(782,778)	(64,070)	8.2%

Net Loss	$(3,249,541)	$(3,441,866)	$(192,325)	5.6%

Research and Development Expenses

Research and development expenses were $1,258,123 for the six months ended June 30, 2021, a decrease of $347,777 or 21.7% compared to $1,605,900 for the six months ended June 30, 2020. The decrease was primarily due to (i) reduced cost on clinical trials due to slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower amortization due to patents being fully amortized, and (iii) a decrease in insurance expense.

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and June 30, 2020:

	For the Six Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$977,207	$1,061,441	$(84,234)	-7.9%
Depreciation/amortization	4,324	232,431	(228,107)	-98.1%
Insurance	102,781	146,277	(43,496)	-29.7%
Payroll and taxes	140,040	134,761	5,279	3.9%
Rent and utilities	33,771	30,990	2,781	9.0%
Total research and development	$1,258,123	$1,605,900	$(347,777)	-21.7%

General and Administrative Expenses

General and administrative expenses were $1,144,570 for the six months ended June 30, 2021, an increase of $91,382 or 8.7% compared to $1,053,188 for the six months ended June 30, 2020. The increase was primarily due to (i) higher legal fees relating to patents, (ii) an increase in payroll and related taxes due to addition of employee, partially offset by (iii) a decrease in professional fees.

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2021 and June 30, 2020:

	For the Six Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$2,109	$2,723	$(614)	-22.5%
Directors fees	192,500	192,500	-	0.0%
Insurance	85,828	95,476	(9,648)	-10.1%
Legal and litigation	348,738	217,625	131,113	60.2%
Other general and administrative cost	46,588	35,773	10,815	30.2%
Payroll and taxes	108,600	83,922	24,678	29.4%
Professional fees	338,475	408,329	(69,854)	-17.1%
Rent and utilities	16,945	15,738	1,207	7.7%
Foreign currency translation	4,787	1,102	3,685	334.4%
Total general and administrative	$1,144,570	$1,053,188	$91,382	8.7%

Other Income/(Expense)

Other income increased by $62,462 from $32,777 for the six months ended June 30, 2020 to $95,239 for the six months ended June 30, 2021. The increase was mainly due to the PPP loan forgiveness and the research and development tax credit in Australia.

Interest expense increased by $126,532 from $815,555 for the six months ended June 30, 2020 to $942,087 for the six months ended June 30, 2021. The increase was due to the increased principal balance on convertible notes payable outstanding during the period relating to the 2020 Notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $47,407 at June 30, 2021, compared to $97,231 at December 31, 2020. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $243,743,959 as of June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

During the six months ended June 30, 2021, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $1,700,000.

During the six months ended June 30, 2021, warrant holders exercised warrants to purchase an aggregate of 4,700,000 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $250,510.

On June 20, 2021, the outstanding non-amended 2017 Notes converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862, and all the outstanding Amended 2017 Notes and outstanding 2020 Notes converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. The outstanding non-amended 2017 Notes, Amended 2017 Notes, and 2020 Notes had totaled $30,560,080 in principal and interest.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirements and on-going operations; however, there can be no assurance we will be successful in these efforts. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at June 30, 2021.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including equity financings, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug product candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2021 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

Outbreaks of contagious diseases and other adverse public health developments, affecting us and/or the third parties on which we rely, could have a material and adverse effect on our business, financial condition, and results of operations. The severe acute respiratory syndrome (SARS)-associated CoV-2 (SARS-CoV-2) pandemic, which was reported to have begun in late-2019 and has spread worldwide, may affect our ability to initiate and/or complete current and/or or future preclinical studies and/or clinical trials; disrupt our regulatory activities; and/or have other adverse effects on our clinical development. In addition, stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee or independent contractor illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. The SARS-CoV-2 pandemic has also caused substantial disruption in capital and financial markets and adversely impacted economies worldwide, any and/or all of which may disrupt our business, negatively impact our ability to raise additional funds, and adversely affect our results of operations and financial condition. Moreover, many risk factors set forth in the 2020 Form 10-K should be interpreted as heightened risks as a result of the impact of the SARS-CoV-2 pandemic. The extent to which the SARS-CoV-2 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence as of the date of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2020 Financing

During the six months ended June 30, 2021, the Company did not enter into any additional 2020 Notes with related party investors. As of June 30, 2021, the Company had drawn down the entire $100,000 under these notes.

During the six months ended June 30, 2021, the Company entered into additional 2020 Notes with non-related party accredited investors in the aggregate principal amount of $1,700,000. As of June 30, 2021, the Company had drawn down the entire $4,925,000 under these notes.

On June 20, 2021, the outstanding non-amended 2017 Notes converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862, and all the outstanding Amended 2017 Notes and outstanding 2020 Notes converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. The Series D Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-one conversion ratio. The Series D-1 Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-10 conversion ratio.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on June 24, 2021).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed on June 24, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 12, 2021	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

