Form 10-Q
period 2021-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2021-11-10
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 9, 2021, was 419,447,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020), and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and:

●	Our potential receipt of sales from investigational drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty, and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital through the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt or equity securities, and

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$254,083	$97,231
Short-term receivables - legal fees, settlement and other, net	1,354	3,930
Prepaid expenses	251,111	322,518

Total Current Assets	506,548	423,679

Equipment and furnishings, less accumulated depreciation of $87,962 and $78,313, respectively	35,052	44,701
Operating lease right-of-use asset	58,736	120,821

Total Assets	$600,336	$589,201

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable - trade	$1,259,623	$956,860
Deposit for purchase of Series D-1 Preferred Stock	150,000	$-
Other accrued expenses	1,806,000	1,500,782
Current portion of accrued interest	-	2,774,968
Current portion of accrued interest - related parties	2,044	1,766,493
Current portion of note payable	68,392	236,228
Current portion of convertible notes payable	-	16,622,000
Current portion of convertible notes payable - related parties	200,000	6,770,000
Current portion of operating lease liability	62,920	84,383

Total Current Liabilities	3,548,979	30,711,714

Note payable, non-current portion	-	39,061
Operating lease liability, non-current portion	-	44,783

Total Liabilities	3,548,979	30,795,558

Commitments and contingencies (Note 10)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series B Convertible Preferred Stock; 240,000 shares designated; 0 and 100 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $3,500 at September 30, 2021 and December 31, 2020, respectively	-	-
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $14,164,889 and $0 at September 30, 2021 and December 31, 2020, respectively; (See Note 4. Convertible Notes Payable – Liquidation Preference)	12,373	-
Series D-1 Convertible Preferred Stock; 9,441,000 shares designated; 9,218,449 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $105,532,804 and $0 at September 30, 2021 and December 31, 2020, respectively; (See Note 4. Convertible Notes Payable – Liquidation Preference)	9,219	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,447,119 and 398,807,037 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	419,448	398,808
Additional paid-in capital	241,440,106	209,923,347
Accumulated other comprehensive loss	(34,574)	(34,097)
Accumulated deficit	(244,795,215)	(240,494,415)

Total Stockholders’ Deficiency	(2,948,643)	(30,206,357)

Total Liabilities and Stockholders’ Deficiency	$600,336	$589,201

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development	$608,653	$667,523	$1,866,776	$2,273,423
General and administrative	438,578	434,355	1,583,148	1,487,543
Total Operating Expenses	1,047,231	1,101,878	3,449,924	3,760,966

Total Operating Loss	(1,047,231)	(1,101,878)	(3,449,924)	(3,760,966)
Other Income/(Expense):
EIDL grant	-	-	-	3,000
Research and development tax credit	(507)	1	31,637	27,187
Investment and interest income	1	823	2	3,414
Gain from extinguishment	-	-	63,094	-
Interest expense	(3,522)	(463,390)	(945,609)	(1,278,945)
Total Other Expense, Net	(4,028)	(462,566)	(850,876)	(1,245,344)

Net Loss	$(1,051,259)	$(1,564,444)	$(4,300,800)	$(5,006,310)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	409,961,614	393,495,431	405,286,784	393,443,141

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Loss	$(1,051,259)	$(1,564,444)	$(4,300,800)	$(5,006,310)
Other Comprehensive Loss:
Foreign currency translation adjustments	(193)	(1,652)	(477)	(8,446)
Total Comprehensive Loss	$(1,051,452)	$(1,566,096)	$(4,301,277)	$(5,014,756)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

										Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	$-	-	$-	-	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:
Common stock	-	-	-	-	-	-	250,000	250	19,500	-	-	19,750
Comprehensive loss:								-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	$-	-	$-	-	$-	403,557,037	$403,558	$210,178,197	$(33,260)	$(242,164,365)	$(31,615,870)

Common stock issued for services	-	-	-	-	-	-	25,000	25	1,650	-	-	1,675
Common stock issued upon exercise of warrants	-	-	-	-	-	-	200,000	200	10,460	-	-	10,660
Stock-based compensation:
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D-1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,579,591)	(1,579,591)
Other comprehensive income	-	-	-	-	-	-	-	-	-	(1,121)	-	(1,121)

Balance at June 30, 2021	100	$-	12,373,247	$12,373	9,440,594	$9,441	403,782,037	$403,783	$240,742,061	$(34,381)	$(243,743,956)	$(2,610,679)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	13,352,966	13,353	698,360	-	-	711,713
Stock-based compensation:
Common stock	-	-	-	-	-	-	25,000	25	1,750	-	-	1,775
Conversion of Series B Preferred Stock to Common Stock	(100)	-	-	-	-	-	65,666	66	(66)	-	-	-
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	-	-	(222,145)	(222)	2,221,450	2,221	(1,999)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,051,259)	(1,051,259)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(193)	-	(193)

Balance at September 30, 2021	-	$-	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,448	$241,440,106	$(34,574)	$(244,795,215)	$(2,948,643)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

						Accumulated
	Preferred Stock				Additional	Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	800,000	800	41,840	-	-	42,640
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,827,061)	(1,827,061)
Other comprehensive loss	-	-	-	-	-	(9,027)	-	(9,027)

Balance at March 31, 2020	100	$-	390,689,475	$390,689	$209,420,675	$(33,035)	$(235,643,889)	$(25,865,560)

Common stock issued for services	-	-	25,000	25	1,125	-	-	1,150
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,614,805)	(1,614,805)
Other comprehensive income	-	-	-	-	-	2,233	-	2,233

Balance at June 30, 2020	100	$-	390,714,475	$390,714	$209,421,800	$(30,802)	$(237,258,694)	$(27,476,982)

Common stock issued for services	-	-	37,500	38	2,775	-	-	2,813
Warrants issued for services	-	-	-	-	865	-	-	865
Common stock issued upon exercise of warrants	-	-	6,105,062	6,105	319,296	-	-	325,401
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,564,444)	(1,564,444)
Other comprehensive loss	-	-	-	-	-	(1,652)	-	(1,652)

Balance at September 30, 2020	100	$-	396,857,037	$396,857	$209,744,736	$(32,454)	$(238,823,138)	$(28,713,999)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(4,300,800)	$(5,006,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,688	4,828
Non-cash lease expense	62,085	55,190
Depreciation	9,648	10,467
Amortization of patents	-	228,107
Forgiveness of PPP Loan	(62,500)	-
Changes in operating assets and liabilities
Short term receivables	2,448	47,250
Prepaid expenses	145,639	185,329
Accounts payable - trade	302,978	(61,026)
Other accrued expenses	306,116	187,705
Operating lease liability	(66,246)	(58,437)
Accrued interest expense	941,663	1,278,665

Net Cash Used In Operating Activities	(2,635,281)	(3,128,232)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,700,000	3,000,000
Proceeds from issuance of convertible notes payable - related parties	200,000	100,000
Deposit for purchase of Series D-1 Preferred Stock	150,000	-
Repayment of short-term note payable	(219,172)	-
Proceeds from note payable	-	62,500
Proceeds from exercise of warrants	962,223	368,040
Net Cash Provided By Financing Activities	2,793,051	3,530,540

Effect of Exchange Rate Changes on Cash	(918)	(6,492)

Net Increase In Cash and Cash Equivalents	156,852	395,816

Cash and Cash Equivalents, Beginning of Period	97,231	590,706

Cash and Cash Equivalents, End of Period	$254,083	$986,522

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	$(282,667)	$-
Conversion of non-amended 2017 Notes to Series D Preferred Stock	$3,541,222	$-
Conversion of amended 2017 Notes and 2020 Notes to Series D-1 Preferred Stock	$27,031,858	$-
Conversion of Series D-1 Preferred Stock to Common Stock	$222	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, with the aim of maximizing the curative impact of these medicines and achieving immunity from treated disease. These investigational drugs are based on a wholly owned class of small molecules called halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal disodium (“RBD”).

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

Oral formulations of cGMP RBD are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk and refractory adult solid tumor cancers, such as head and neck, breast, colorectal, and testicular cancers. In vivo data of a colorectal tumor murine model that continuously promotes abnormal cell proliferation and transformation into cancer indicate increased survival in both prophylactic and therapeutic settings.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status was granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBD are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias). In vivo data of an acute lymphoblastic leukemia murine model indicated increased survival.

●	Virology: Systemically administered formulations of cGMP RBD are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”). In silico data indicate docking-based binding affinity to SARS-CoV-2’s main protease, spike protein, and different variants of the spike protein. In vitro data indicate activity against SARS-CoV-2 in African green monkey kidney cell (Vero) and human lung epithelial cell (Calu-3) models, and synergistic activity with remdesivir in a Vero cell model.

●	Microbiology: Different formulations of cGMP RBD are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as gram-positive and gram-negative.

●	Ophthalmology: Topical formulations of cGMP RBD are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBD, is undergoing monotherapy clinical study and preclinical study of combination therapy with approved drugs for inflammatory dermatoses (including psoriasis and atopic dermatitis).

●	Animal Health: Different formulations of cGMP RBD are undergoing development as potential treatments for animal cancers and dermatological disorders.

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021.

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

2. Liquidity and Going Concern

The Company’s cash and cash equivalents were $254,083 at September 30, 2021. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2021 financing (as defined in Note 4), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2021 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Critical Accounting Policies

Since the date the Company’s December 31, 2020 consolidated financial statements were issued in its 2020 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s financial statements or disclosures.

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

	September 30,	September 30,
	2021	2020
Warrants	512,500	89,699,866
Options	3,625,000	2,275,000
Convertible preferred stock	104,557,737	65,666

Total potentially dilutive shares	108,695,237	92,040,532

4. Convertible Notes Payable

2017 Financing

On March 23, 2017, the Company entered into a 2017 Term Sheet with the PRH Group that set forth the terms on which the PRH Group would use their best efforts to arrange for a financing of a minimum of $10,000,000 and maximum of $20,000,000 (the “2017 Financing”). The 2017 Financing was in the form of a secured convertible loan from the PRH Group and other investors in the 2017 Financing, which were evidenced by secured convertible promissory notes (individually a “2017 Note” and collectively, the “2017 Notes”) from the Company to the PRH Group and other investors. Cumulatively through September 30, 2021 and December 31, 2020, the Company had received aggregate proceeds of $20,067,000 from the issuance of the 2017 Notes, respectively, of which $6,770,000 was received from related parties.

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms under which the Company would use its best efforts to arrange for financing of a maximum of $20,000,000 (the “2020 Financing”). The 2020 Financing was in the form of secured convertible loans from investors that were evidenced by secured convertible promissory notes (the “2020 Notes”). The 2020 Term Sheet was similar to the 2017 Term Sheet. Subject to the terms and conditions of the 2020 Term Sheet, the Company used its best efforts to arrange for the 2020 Financing, which amounts were obtained in several tranches. Cumulatively through September 30, 2021 and December 31, 2020, the Company had received proceeds of $5,025,000 and $3,325,000, respectively, in connection with the 2020 Financing, of which $100,000 was received from related parties.

Firm Commitment

Previously, the Company had not designated the Series D Preferred Stock into which the 2017 Notes and the 2020 Notes (collectively the “Notes”) were convertible into. As a result, the Company did not analyze the Notes for a potential beneficial conversion feature as the definition of a firm commitment had not been met since the Notes were not yet convertible. On June 17, 2021, the required Certificates of Designation were filed with the Delaware Secretary of State. Accordingly, a firm commitment was achieved. The Company analysed the Notes for a beneficial conversion feature and determined that there was none because the Notes have an effective conversion price of $0.2862 per share of underlying common stock, which exceeds the $0.07 per share commitment date closing market price of the common stock.

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

Series D and Series D-1 Conversion

The Series D Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-one conversion ratio. The Series D-1 Convertible Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock based on a one-for-10 conversion ratio. The conversion ratio of the Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock is subject to adjustment for stock splits and combinations, recapitalizations, reclassifications, reorganizations, mergers, and consolidations. The Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will automatically convert into shares of Common Stock upon the fifth anniversary of the Date of Issuance.

During the three months ended September 30, 2021, a holder of 222,145 shares of Series D-1 Convertible Preferred Stock voluntarily converted the Preferred Stock into 2,221,450 shares of common stock.

2021 Financing

On August 13, 2021, the Board approved a Financing Term Sheet (the “2021 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2021 Financing”), which amounts will be obtained in several tranches.

As of September 30, 2021, the Company had received a 2021 Loan, as defined below, of $200,000 from a related party investor in connection with the 2021 Financing.

Pursuant to the 2021 Term Sheet, the 2021 Notes (defined below) will be paid back, convert into shares of the Company’s Series D-1 Preferred Stock, or convert into Company equity securities and/or debt instruments of certain future financings on or before twelve months after the issue date of a 2021 Note, subject to certain exceptions.

The 2021 Financing will be in the form of an unsecured convertible loans (the “2021 Loan”) from the investors (the “2021 Loan Investors”) and evidenced by convertible promissory notes (individually, a “2021 Note” and collectively, the “2021 Notes”). In addition to customary provisions, the 2021 Notes will contain the following provisions:

(i)	The 2021 Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2021 Notes will be accelerated and all amounts due under the 2021 Notes may be immediately due and payable at the 2021 Loan Investors’ option;

(iii)	The outstanding principal amount and interest payment under the 2021 Loan may be paid back at maturity at the 2021 Loan Investors’ option;

(iv)	The outstanding principal amount and interest payable under the 2021 Loan may be convertible at the 2021 Loan Investors’ option into shares of Series D-1 Convertible Preferred Stock at a price per share equal to $2.8620. The Series D-1 Convertible Preferred Stock is convertible into ten (10) shares of common stock; and

(v)	In the event the Company conducts a qualified equity or debt financing and the Company receives gross proceeds in the aggregate amount of $20 million, the note may be converted into the equity securities and/or debt instruments of such financing at the same terms as those investors.

The embedded conversion options associated with the 2021 Note do not require bifurcation and treatment as a derivative liability and they do not represent a beneficial conversion feature because the effective conversion price is not at a discount to the commitment date market price.

5. Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. On May 20, 2021, the Company applied for forgiveness of the PPP Loan. On June 2, 2021, the Company was awarded full forgiveness of the PPP Loan and accrued interest. The Company recognized a gain on forgiveness of note payable in the period in which it obtained forgiveness and is included in gain from extinguishment on the accompanying condensed consolidated statements of operations.

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of September 30, 2021 and December 31, 2020, the balance of the note payable was $68,392 and $212,790, respectively.

6. Related Party Transactions

During the three months ended September 30, 2021 and September 30, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $21,200 and $127,200, respectively, for services rendered.

During the nine months ended September 30, 2021 and September 30, 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $148,400 and $190,800, respectively, for services rendered.

Accrued director fees for Mr. Horowitz as of September 30, 2021 and December 31, 2020 were $56,250 and $75,000, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 4 for details of other related party transactions.

Director fees during the three months ended September 30, 2021 and September 30, 2020 were $96,250 and $96,250, respectively.

Director fees during the nine months ended September 30, 2021 and September 30, 2020 were $288,750 and $288,750, respectively.

Accrued directors’ fees as of September 30, 2021 and December 31, 2020 were $1,464,339 and $1,175,589, respectively, and are included in other accrued expenses on the accompanying condensed consolidated balance sheet.

7. Short-term Receivables

The following table summarizes the receivables at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$1,354	$-	$-	$1,354
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$1,354	$-	$-	$1,354

	December 31, 2020
	Tax Credit	Legal Fees	Settlement	Total

Provectus Australia Tax Credit	$3,930	$-	$-	$3,930
Gross receivable	-	455,500	1,649,043	2,104,543
Reserve for uncollectibility	-	(455,500)	(1,649,043)	(2,104,543)
Net receivable	$3,930	$-	$-	$3,930

8. Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2021, the Company issued an aggregate of 300,000 shares of immediately vested restricted common stock with a grant date value of $23,200 for services.

During the nine months ended September 30, 2021, the Company issued 2,221,450 shares of common stock upon the voluntary conversion of Series D-1 Convertible Preferred Stock.

During the nine months ended September 30, 2021, the Company issued 65,666 shares of common stock upon the automatic conversion of Series B Convertible Preferred Stock.

Preferred Stock

On June 20, 2021, the Company issued 12,373,247 and 9,440,594 shares of Series D and D-1 Convertible Preferred Stock, respectively. See Note 4 - Convertible Notes Payable.

During the nine months ended September 30, 2021, the Company received total investments of $150,000 from non-related party investors in exchange for an aggregate of 52,411 shares of restricted Series D-1 Convertible Preferred Stock that have not yet been issued.

Options

During the nine months ended September 30, 2021, a total of 1,175,000 options to purchase the Company’s common stock expired.

The following table summarizes option activity during the nine months ended September 30, 2021:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2021	4,800,000	$0.46

Granted	-	-
Exercised	-	-
Forfeited	(1,175,000)	0.98

Outstanding and exercisable at September 30, 2021	3,625,000	$0.32

The following table summarizes information about options outstanding at September 30, 2021:

	Number Outstanding and Exercisable	Weighted Average	Intrinsic Value
	at September 30,	Remaining Contractual	at September 30,
Exercise Price	2021	Life	2021

$0.12	2,425,000	4.10	$-
$0.29	100,000	4.10	$-
$0.67	200,000	1.90	$-
$0.75	550,000	4.20	$-
$0.84	150,000	0.70	$-
$0.88	150,000	2.80	$-
$0.93	50,000	0.60	$-

	3,625,000	3.77	$-

Warrants

During the nine months ended September 30, 2021, the Company granted three-year immediately vested warrants to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.2862 per share to an advisory board member. The warrants had an issuance date fair value of an aggregate of $488, which was recognized immediately and is included in general and administrative expenses on the condensed consolidated statements of operations.

During the nine months ended September 30, 2021, warrant holders exercised warrants to purchase an aggregate of 18,052,966 shares of common stock at a price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $962,223. On August 30, 2021, a total of 68,723,698 of August 2016 warrants expired.

The following table summarizes warrant activity during the nine months ended September 30, 2021:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2021	87,264,164	$0.02

Granted	25,000	0.29
Exercised	(18,052,966)	0.05
Forfeited	(68,723,698)	0.05

Outstanding and exercisable at September 30, 2021	512,500	$0.92

The following table summarizes information about warrants outstanding at September 30, 2021:

	Number Outstanding
	and Exercisable at September 30,	Weighted Average Remaining Contractual	Intrinsic Value at September 30,
Exercise Price	2021	Life	2021

$0.29	125,000	1.75	$-
$1.00	18,000	2.64	$-
$1.12	366,000	2.64	$-
$2.00	3,500	2.64	$-

	512,500	2.42	$-

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

9. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $7,900 per month.

On August 13, 2021, the Company negotiated a reduced rent from July 1, 2021 through December 31, 2021 in the amount of $6,100 per month.

Total operating lease expense for the three months ended September 30, 2021 was $15,887, of which, $10,591 was included within research and development and $5,296 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended September 30, 2020 was $24,446, of which, $16,297 was included within research and development and $8,149 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the nine months ended September 30, 2021 was $63,693, of which, $42,462 was included within research and development and $21,231 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the nine months ended September 30, 2020 was $68,080, of which, $45,387 was included within research and development and $22,693 was included within general and administrative expenses on the condensed consolidated statement of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$64,231	$67,774

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	9 months	1 year 9 months

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2021 were as follows:

Years	Amount
2021	$18,447
2022	46,687
Total future minimum lease payments	65,134
Less: amount representing imputed interest	(2,214)
Total	$62,920

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

On October 25, 2021, the Company’s grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 was funded.

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

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at September 30, 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Overview

Total operating expenses were $1,047,231 for the three months ended September 30, 2021, a decrease of $54,647 or 5.0% compared to the three months ended September 30, 2020. The decrease was driven primarily by lower clinical trial cost and professional fees. Net loss for the three months ended September 30, 2021 was $1,051,259, a decrease of $513,185 or 32.8% which was primarily attributable to lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021.

	For the Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development	$608,653	$667,523	$(58,870)	-8.8%
General and administrative	438,578	434,355	4,223	1.0%
Total Operating Expenses	1,047,231	1,101,878	(54,647)	-5.0%

Total Operating Loss	(1,047,231)	(1,101,878)	54,647	-5.0%
Other Income/(Expense):
EIDL grant	-	-	-	0.0%
Research and development tax credit	(507)	1	(508)	-50800.0%
Investment and interest income	1	823	(822)	-99.9%
Gain from extinguishment	-	-	-	0.0%
Interest expense	(3,522)	(463,390)	459,868	-99.2%
Total Other Expense, Net	(4,028)	(462,566)	458,538	-99.1%

Net Loss	$(1,051,259)	$(1,564,444)	$513,185	-32.8%

Research and Development Expenses

Research and development expenses were $608,653 for the three months ended September 30, 2021, a decrease of $58,870 or 8.8% compared to $667,523 for the three months ended September 30, 2020. The decrease was primarily due to (i) reduced cost on clinical trials due to slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower payroll and payroll taxes, and (iii) a decrease in rent expense.

	For the Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$497,525	$527,415	$(29,890)	-5.7%
Depreciation/amortization	2,161	2,161	-	0.0%
Insurance	51,982	53,885	(1,903)	-3.5%
Payroll and taxes	45,366	66,583	(21,217)	-31.9%
Rent and utilities	11,619	17,479	(5,860)	-33.5%
Total research and development	$608,653	$667,523	$(58,870)	-8.8%

General and Administrative Expenses

General and administrative expenses were $438,578 for the three months ended September 30, 2021, an increase of $4,223 or 1.0% compared to $434,355 for the three months ended September 30, 2020. The increase was primarily due to (i) higher legal fees relating to patents, partially offset by (ii) lower professional fees cost.

	For the Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,054	$1,259	$(205)	-16.3%
Directors fees	96,250	94,315	1,935	2.1%
Insurance	37,138	40,796	(3,658)	-9.0%
Legal and litigation	130,683	87,122	43,561	50.0%
Other general and administrative cost	9,052	16,168	(7,116)	-44.0%
Payroll and taxes	43,981	45,102	(1,121)	-2.5%
Professional fees	114,496	140,732	(26,236)	-18.6%
Rent and utilities	5,883	8,746	(2,863)	-32.7%
Foreign currency translation	41	115	(74)	0.0%
Total general and administrative	$438,578	$434,355	$4,223	1.0%

Other Income/(Expense)

Other income decreased by $1,330 from $824 for the three months ended September 30, 2020 to ($506) for the three months ended September 30, 2021. The decrease was mainly due to lower interest income.

Interest expense decreased by $459,868 from $463,390 for the three months ended September 30, 2020 to $3,522 for the three months ended September 30, 2021. The decrease was due to the lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Overview

Total operating expenses were $3,449,924 for the nine months ended September 30, 2021, a decrease of $311,042 or 8.3% compared to the nine months ended September 30, 2020. The decrease was driven primarily by our continued transformation and process improvement efforts within the Company along with lower amortization due to patents being fully amortized, slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2 and lower professional fees. Net loss for the nine months ended September 30, 2021 was $4,300,800, a decrease of $705,510 or 14.1% which was primarily attributable to lower costs incurred in connection with our preclinical and clinical trial programs and lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021.

	For the Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development	$1,866,776	$2,273,423	$(406,647)	-17.9%
General and administrative	1,583,148	1,487,543	95,605	6.4%
Total Operating Expenses	3,449,924	3,760,966	(311,042)	-8.3%

Total Operating Loss	(3,449,924)	(3,760,966)	(311,042)	8.3%
Other Income/(Expense):
EIDL grant	-	3,000	(3,000)	-100.0%
Research and development tax credit	31,637	27,187	4,450	16.4%
Investment and interest income	2	3,414	(3,412)	-99.9%
Gain from extinguishment	63,094	-	63,094	0.0%
Interest expense	(945,609)	(1,278,945)	333,336	-26.1%
Total Other Expense, Net	(850,876)	(1,245,344)	394,468	-31.7%

Net Loss	$(4,300,800)	$(5,006,310)	$(705,510)	14.1%

Research and Development Expenses

Research and development expenses were $1,866,776 for the nine months ended September 30, 2021, a decrease of $406,647 or 17.9% compared to $2,273,423 for the nine months ended September 30, 2020. The decrease was primarily due to (i) reduced cost on clinical trials due to slower recruitment and treatment in clinical trials due to the effects of SARS-CoV-2, (ii) lower amortization due to patents being fully amortized, and (iii) a decrease in insurance expense.

	For the Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,474,732	$1,588,856	$(114,124)	-7.2%
Depreciation/amortization	6,485	234,592	(228,107)	-97.2%
Insurance	154,763	200,162	(45,399)	-22.7%
Payroll and taxes	185,406	201,344	(15,938)	-7.9%
Rent and utilities	45,390	48,469	(3,079)	-6.4%
Total research and development	$1,866,776	$2,273,423	$(406,647)	-17.9%

General and Administrative Expenses

General and administrative expenses were $1,583,148 for the nine months ended September 30, 2021, an increase of $95,605 or 6.4% compared to $1,487,543 for the nine months ended September 30, 2020. The increase was primarily due to (i) higher legal fees relating to patents, (ii) an increase in payroll and related taxes due to an additional employee, partially offset by (iii) a decrease in professional fees.

	For the Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$3,163	$3,982	$(819)	-20.6%
Directors fees	288,750	286,815	1,935	0.7%
Insurance	122,966	136,272	(13,306)	-9.8%
Legal and litigation	479,421	304,747	174,674	57.3%
Other general and administrative cost	55,640	51,941	3,699	7.1%
Payroll and taxes	152,581	129,024	23,557	18.3%
Professional fees	452,971	549,061	(96,090)	-17.5%
Rent and utilities	22,828	24,484	(1,656)	-6.8%
Foreign currency translation	4,828	1,217	3,611	296.7%
Total general and administrative	$1,583,148	$1,487,543	$95,605	6.4%

Other Income/(Expense)

Other income increased by $61,132 from $33,601 for the nine months ended September 30, 2020 to $94,733 for the nine months ended September 30, 2021. The increase was mainly due to the PPP loan forgiveness and the research and development tax credit in Australia.

Interest expense decreased by $333,336 from $1,278,945 for the nine months ended September 30, 2020 to $945,609 for the nine months ended September 30, 2021. The decrease was due to lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021.

Liquidity and Capital Resources

Our cash and cash equivalents were $254,083 at September 30, 2021, compared to $97,231 at December 31, 2020. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $244,795,217 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

During the nine months ended September 30, 2021, the Company entered into additional non-related party 2020 Notes in the aggregate principal amount of $1,700,000. On June 20, 2021, the outstanding non-amended 2017 Notes converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862, and all the outstanding Amended 2017 Notes and outstanding 2020 Notes converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. The outstanding non-amended 2017 Notes, Amended 2017 Notes, and 2020 Notes had totalled $30,573,080 in principal and interest.

During the nine months ended September 30, 2021, the Company received total investments of $150,000 from non-related party investors in exchange for an aggregate of 52,411 shares of restricted Series D-1 Convertible Preferred Stock that have not yet been issued.

During the nine months ended September 30, 2021, warrant holders exercised warrants to purchase an aggregate of 18,052,966 shares of common stock at an exercise price of $0.0533 per share. In connection with these exercises, the Company received aggregate cash proceeds of $962,445.

On August 13, 2021, the Board approved the 2021 Term Sheet, which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000.

On August 16, 2021, the Company received a Loan of $200,000 from a related party investor in connection with the 2021 Financing.

Management’s plans include selling our equity securities and obtaining other financing, including the 2021 financing, to fund our capital requirements and on-going operations; however, there can be no assurance we will be successful in these efforts. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at September 30, 2021.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2021 financing, equity financings, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

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

Recently Adopted Accounting Standards

Recently adopted accounting standards are included in Note 3 – Critical Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2021 Financing

During the three months ended September 30, 2021, the Company had received aggregate Loan of $200,000 from a related party investor in connection with the 2021 Financing. As of September 30, 2021, the Company had drawn down the entire $200,000 under this note.

For further details on the terms of the 2021 Note, refer to our Form 8-K as filed with the SEC on August 18, 2021.

Series D-1 Convertible Preferred Stock

During the three months ended September 30, 2021, the Company received total investments of $150,000 from non-related party investors in exchange for an aggregate of 52,411 shares of restricted Series D-1 Convertible Preferred Stock that have not yet been issued.

Common Stock

During the three months ended September 30, 2021, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant for services.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on August 18, 2021).

10.1**	2021 Financing Term Sheet.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 10, 2021	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

