Form 10-K
period 2021-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2022-03-29
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 was $26,775,067 (computed on the basis of $0.069 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2022 was 419,447,119.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2022 annual meeting of stockholders.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements:

●	Our potential receipt of sales from investigational drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty, and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital through the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt or equity securities, and

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition.

PART I

ITEM 1.	BUSINESS.

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation incorporated in 2002 (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, based on a family of small molecules called halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal sodium (“RBS”).

Science

The prerequisite mechanistic step for these immunotherapies is direct contact between HX, such as RBS, and disease, which may lead to disease death or repair, HX treatment-specific innate immune activation, and a disease-specific functional adaptive immune response. HX displays consistent mechanistic behavior across different indications of a disease and across different disease areas, with the potential to be a multi-disease treatment platform and a universal contributor to standard of care and emerging medical treatments.

Intellectual Property (“IP”)

U.S. Patents

We hold a number of patents covering the technologies we have developed and are continuing to develop for the production of investigational drugs and other technologies. All patents material to an understanding of the Company are included in the table below:

U.S. Patent No.	Title	Issue Date	Expiration Date

7,201,914	Combination antiperspirant and antimicrobial compositions	April 10, 2007	May 15, 2024

8,470,296	Improved intracorporeal medicaments for high energy photodynamic treatment of disease	June 25, 2013	July 28, 2022

8,530,675	Process for the synthesis of rose bengal and related xanthenes	September 10, 2013	April 21, 2031

9,107,887	Combination therapy for cancer	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	March 9, 2032

9,839,688	Combination of rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	December 12, 2017	March 9, 2032

10,130,658	Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound	November 20, 2018	December 18, 2035

10,471,144	Combination of local rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	November 12, 2019	November 12 2034

11,058,664	In vitro and xenograft anti-tumor activity of a halogenated-xanthene against refractory pediatric solid tumors	July 13, 2021	May 15, 2039

11,071,781	Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer	July 27, 2021	March 9, 2032

We received two patent awards from the U.S. Patent and Trademark Office (USPTO) in 2021, U.S. patent numbers 11,058,664 and 11,071,781. Five patent applications were published on the USPTO’s website:

●	Composition and Method for Treating Hematologic Cancers (USPTO application number 16/688319),
●	Composition and Method for Oral Treatment of Leukemia (17/232393),
●	Treatment of Solid Cancerous Tumors by Oral Administration of a Halogenated Xanthene (17/214590),
●	Novel Uses of Halogenated Xanthenes in Oncology and Virology (17/212723), and
●	In Vitro and Xenograft Anti-Tumor Activity of a Halogenated-Xanthene Against Refractory Pediatric Solid Tumors (17/344418).

International Patents

In 2021, the Canadian Patent Office granted the Company’s patent application “Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound.

PV-10 Product Pipeline

PV-10 is an injectable pharmaceutical formulation of RBS and registration study-ready investigational drug product (“PV-10 DP”). Provectus has developed two clinical-stage formulations of PV-10: an intralesional (IL) administration for oncology (10% RBS) for the treatment of cancers of the skin and cancers of the liver, and topical (“top.”) application for dermatology (0.01% RBS) for the treatment of inflammatory dermatoses (e.g., psoriasis, atopic dermatitis, and actinic keratosis). A third formulation is under development for a currently proprietary disease area. Research into new routes of RBS administration and formulations of PV-10 is ongoing, including oral (per os or “PO”), intranasal (“IN”), inhaled top., and/or intravenous (“IV”) for hematology, oncology, virology, microbiology, ophthalmology, and animal health.

For additional information on the disease areas in which the Company is targeting, please see Note 1 to the Company’s Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data.

2021 Activity

In January, H. Lee Moffitt Cancer Center released a preprint manuscript describing how PV-10 in combination with gemcitabine may enhance the chemotherapy’s efficacy against pancreatic tumors: “Intralesional injection of Rose Bengal augments the efficacy of gemcitabine chemotherapy against pancreatic tumors.” Chemotherapy regimens that include gemcitabine are the standard of care for the treatment of pancreatic cancer.

In March, Melanoma Research published results from an investigator-led, single-center study of Australian in-transit melanoma patients who received IL PV-10 under a Company-sponsored expanded access (“EAP;” aka compassionate use) program. The Melanoma Research article, entitled “Treatment of in-transit melanoma metastases using intralesional PV-10,” detailed the experience of investigators at Melanoma Institute Australia (formerly the Sydney Melanoma Unit) in Sydney, Australia who treated 48 patients from 2008 to 2016.

The State of Tennessee, as part of its fiscal year 2021-2022 budget, directed funding in the amount of $2.5 million to the Company to develop animal health drug products through partnerships with state universities that have agriculture and veterinary medicine programs and the Company.

Data from the Company’s Phase 1 clinical trial of PV-10 for the treatment of neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”) refractory to somatostatin analogs (“SSAs”) and peptide receptor radionuclide therapy (“PRRT”) (NCT02693067) was presented at the American Society of Clinical Oncology (“ASCO”) 2021 Annual Meeting, held June 4-8 online: “Phase I study of autolytic immunotherapy of metastatic neuroendocrine tumors using intralesional rose bengal disodium.”

Data from the Company’s research on oral delivery of PV-10 for the treatment of adult solid tumors were published as an abstract as part of ASCO 2021 “Pre-clinical evaluation of PV-10 for in vitro anti-tumor activity in refractory and high-risk adult solid tumors.”

Data from an ongoing clinical trial of PV-10 for the treatment of mNET refractory to SSAs and PRRT (NCT02693067) was presented at the European Society for Medical Oncology (“ESMO”) Congress, held online from September 16-21: “Phase I study of hepatic intralesional rose bengal disodium (PV10), an autolytic immunotherapy, in metastatic neuroendocrine neoplasms.”

Data from the Company’s ongoing Phase 1b clinical trial of PV-10 in combination with Keytruda® (pembrolizumab) for the treatment of advanced cutaneous melanoma in patients refractory to immune checkpoint blockade (“CB”) (NCT02557321: first expansion cohort) was presented at the SMR 2021 Virtual Congress (the Society for Melanoma Research annual meeting), held online from October 28-31: “PV-10 and anti-PD-1 in cutaneous melanoma refractory to checkpoint blockade.”

Results from a meta-analysis of the Company’s Phase 2 and 3 clinical trials (NCT00521053 and NCT02288897, respectively) and EAP (NCT01260779) of single-agent PV-10 for the treatment of Stage III cutaneous melanoma was presented at the SMR 2021 Virtual Congress: “Lesion-Level Response to Single-Agent PV-10 in Stage III Cutaneous Melanoma.”

Competition

In general, the pharmaceutical and biotechnology industries are competitive, characterized by steady and sometimes disruptive advances in products and technology. A number of companies have developed and continue to develop products that address the areas we have targeted. Some of these companies are pharmaceutical companies and biotechnology companies that are international in scope and very large in size, while others are small companies that have been successful in one or more areas we are targeting. Existing or future pharmaceutical, device, or other competitors may develop products that accomplish similar functions to our technologies in ways that may be less expensive, receive faster regulatory approval, or receive greater market acceptance than our products. Many of our competitors have been in existence longer than we have, have greater capital resources, broader internal structure for research, development, manufacturing, and marketing, and may be further along in their respective product cycles.

Supply Chain

Recently, many companies across a variety of sectors have reported disruptions, shortages, and other supply chain-related issues. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced.  During 2021, we were able to effectively manage our supply of prescription drug candidates in a manner that avoided any significant interruptions to our clinical programs.

Federal Regulation of Therapeutic Products

All of the prescription drug candidates we currently contemplate developing will require approval by the U.S. Food and Drug Administration (“FDA”) prior to sales within the U.S. and by comparable international governmental healthcare regulatory agencies prior to sale outside the U.S. The FDA and comparable international agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products. These agencies and other entities regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety and effectiveness claims, labeling, storage, record keeping, approval, advertising, and promotion of our prescription drug candidates. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable.

The regulatory process required by the FDA, through which our prescription drug candidates must successfully pass before they may be marketed in the U.S., generally involves pre-clinical laboratory and animal testing, submission of an application that must become effective before clinical trials may begin, adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and FDA approval to market a given product for a given indication after the appropriate application has been filed. For pharmaceutical products, pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation, and stability, as well as in vitro and animal studies to assess the potential safety and efficacy of the product. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval, and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards and delineated by ICH Good Clinical Practice (“GCP”) standards.

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

The testing and approval process require substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. The FDA or research institution conducting the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a prescription drug approval if we do not comply with pertinent regulatory requirements and standards or if problems are identified after the product reaches the market. If the FDA grants approval of a prescription drug candidate, the approval may impose limitations, including limits on the indicated uses for which we may market a drug product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved drug products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a drug product may result in restrictions on the product, including withdrawal from the market.

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

Additional Regulation

We are subject to various federal, state and local laws and regulations relating to the protection of the environment, human health and safety in the U.S. and in other jurisdictions in which we operate. If we violate these laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators. Environmental laws and regulations are complex, change frequently and have become more stringent over time. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

Human Capital Resources

We have four full-time employees. We also engage independent contractors, who currently serve as COO, director of clinical operations, senior scientist, clinical research associates, project manager, information technology manager, controller, patient advocacy manager, and database manager.

We believe the Company’s success depends on its ability to attract, develop, and retain key personnel. The skills, experience and industry knowledge of key employees and contractors significantly benefit our operations and performance. The Company’s Board of Directors and management oversee various employee and contractor initiatives.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees and contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. During the past two years, employees have worked remotely to ensure their safety, while continuing to perform their duties as they would have.

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

Risks Related to Our Business

We are a clinical-stage drug company, have no prescription drug products approved for commercial sale, have incurred substantial losses, and expect to incur substantial losses and negative operating cash flow for the foreseeable future.

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2021, we have incurred net losses of approximately $246 million in the aggregate since inception in January 2002. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates PV-10 and PH-10, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates in 2022 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2022 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of PV-10 and PH-10 on the basis of historical, ongoing, and prospective clinical study and mechanism, of action results.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. On August 13, 2021, the Board approved a Financing Term Sheet (the “2021 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2021 Financing”), which amounts will be obtained in several tranches and evidenced by convertible promissory notes (collectively, the “2021 Notes”). As of December 31, 2021, the Company had received 2021 Notes proceeds of $1,460,000, of which $200,000 is from a related party investor.

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

Our cash, cash equivalents, and restricted cash were $3,106,942 at December 31, 2021, which includes $2,423,958 of restricted cash resulting from a grant received from the State of Tennessee, compared with $97,231 at December 31, 2020. We continue to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop PV-10 and PH-10, and to raise additional capital.

Management believes that we may have access to capital resources through possible public or private equity offerings, including the 2021 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

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

Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may delay commercialization of, and our ability to derive revenues from, our prescription drug candidates, impose costly procedures on us, and diminish any competitive advantages that we may otherwise enjoy.

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

Because we expect sales or licensure of our prescription drug candidates, if approved, to generate substantially all of our revenues if they are approved, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present risks to our business. Extreme weather or other conditions caused by climate change could adversely impact our supply chain and the operation of our business. Such conditions could also result in physical damage to our leased property, clinical trial materials, clinical sites, or the facilities of our contract manufacturers. These events could adversely affect our operations and our financial performance.

Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from: computer viruses; malware; natural disasters; terrorism; war; telecommunication and electrical failures; cyber-attacks or cyber-intrusions over the Internet; attachments to emails; persons inside our organization; or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed. We could be forced to expend significant resources in response to a cyber security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, paying regulatory fines and resolving legal claims and regulatory actions, all of which would increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

Risks Related to Our Intellectual Property

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

We also rely upon trade secrets, unpatented proprietary knowledge and continuing technological innovation to develop a competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

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

Risks Related to Our Governing Documents and Securities

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Among other things, these provisions will (i) permit our Board to issue up to 25,000,000 shares of preferred stock which can be created and issued by the Board without prior stockholder approval, with rights senior to those of the common stock, (ii) provide that all vacancies on our Board, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (iii) require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent, (iv) provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice, (v) not provide for cumulative voting rights, and (vi) provide that special meetings of our stockholders may be called only by the Board or by such person or persons requested by a majority of the Board to call such meetings.

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

In the event of the liquidation, winding-up or dissolution of the Company or certain mergers, corporate reorganizations or sales of our assets, holders of Series D and Series D-1 Preferred Stock will be entitled to a preference of a multiple of their investment amount, which will reduce the proceeds to be received by holders of our common stock.

In connection with the 2021, 2020 and 2017 Financings, we have issued convertible notes that converted or are convertible into shares of Series D and Series D-1 Preferred Stock. The Series D and Series D-1 Preferred Stock will have a first priority right to receive proceeds from the liquidation, winding-up or dissolution of us or certain mergers, corporate reorganizations or sales of our assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D and Series D-1 Preferred Stock (the “Date of Issuance”), the holders of Series D and Series D-1 Preferred Stock will receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D and Series D-1 Preferred Stock will receive a preference of six times (6x) their respective investment amount. As a result, upon the occurrence of a Company Event, the holders of Series D and Series D-1 Preferred Stock would have the right to receive proceeds from any such transaction before our common stockholders. The payment of this preference could result in our common stockholders not receiving any consideration in connection with a Company Event.

Risks Related to SARS-CoV-2

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing SARS-CoV-2 pandemic, which may affect our future access to liquidity and materially adversely affect our business operations, results of operations and financial condition.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021.

The full extent of the SARS-CoV-2 pandemic impacts on the Company’s operations and financial condition is still uncertain. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently lease approximately 4,500 square feet of space for operations in Century Park, Knoxville, TN. Our monthly rental charge for these offices is approximately $6,100 per month. The lease is for five years and expires on June 30, 2022.

Item 3.	Legal Proceedings.

The information required by this item is incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15 – Commitments, contingencies and litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTCQB Marketplace under the symbol “PVCT”.

As of March 25, 2022, we had 821 active stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our Board of Directors. The holders of our Series D and Series D-1 Preferred Stock are entitled to receive dividends, if any, that are declared and paid to common stockholders.

Recent Issuances of Unregistered Securities

During the year ended December 31, 2020, the company issued 1,062,500 shares of common stock as incentive compensation with a value of $69,088.

During the year ended December 31, 2021, the Company issued an aggregate of 300,000 shares of immediately vested restricted common stock with a grant date value of $23,199 for services.

During the year ended December 31, 2020, the Company issued three-year immediately vested warrants to board members to purchase an aggregate of 62,500 shares of common stock with an exercise price of $0.28620 per share.

During the year ended December 31, 2021, the Company issued three-year immediately vested warrants to a board member to purchase an aggregate of 25,000 shares of common stock with an exercise price of $0.28620 per share.

During the year ended December 31, 2020, pursuant to the Company’s 2017 Equity Compensation Plan (the “Compensation Plan”), the Company issued five-year immediately vested stock options to a board member/officer to purchase an aggregate of 2,425,000 shares of common stock with an exercise price of $0.12 per share.

During the year ended December 31, 2020, pursuant to the Compensation Plan, the Company issued five-year immediately vested stock options to a board member to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share.

During the year ended December 31, 2021, the Company did not issue any stock options.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	[RESERVED].

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Provectus Biopharmaceuticals, Inc. is a clinical-stage biotechnology company developing immunotherapy medicines based on a family of small molecules called halogenated xanthenes (“HXs”). The Company’s lead HX molecule is rose bengal sodium (“RBS”).

Recent Developments

The Series D and D-1 Convertible Preferred Stock

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

As of December 31, 2021, the Company had received 2021 Notes proceeds of $1,460,000, as defined below, of which $200,000 is from a related party investor.

Pursuant to the 2021 Term Sheet, the 2021 Notes (defined below) will be paid back, convert into shares of the Company’s Series D-1 Preferred Stock, or convert into Company equity securities and/or debt instruments of certain future financings on or before twelve months after the issue date of a 2021 Note, subject to certain exceptions.

The 2021 Financing will be in the form of unsecured convertible loans from the investors and evidenced by convertible promissory notes (individually, a “2021 Note” and collectively, the “2021 Notes”). In addition to customary provisions, the 2021 Notes will contain the following provisions:

(i)	The 2021 Notes will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2021 Notes will be accelerated and all amounts due under the 2021 Notes may be immediately due and payable at the investors’ option;

(iii)	The outstanding principal amount and interest payment under the 2021 Notes may be paid back at maturity at the investors’ option;

(iv)	The outstanding principal amount and interest payable under the 2021 Notes may be convertible at the investors’ option into shares of Series D-1 Convertible Preferred Stock at a price per share equal to $2.8620. The Series D-1 Convertible Preferred Stock is convertible into ten (10) shares of common stock; and

(v)	In the event the Company conducts a qualified equity or debt financing and the Company receives gross proceeds in the aggregate amount of $20 million, the 2021 Notes may be converted into the equity securities and/or debt instruments of such financing at the same terms as those investors.

On an as-converted basis, the Series D-1 Preferred Stock carries the right to ten (10) votes per share. The Series D-1 Preferred Stock does not have any dividend preference but will be entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on any other class of the Company’s capital stock. The holders of Series D-1 Preferred Stock do not have anti-dilution protection.

Warrants

In 2021, holders of 18,052,966 warrants to purchase the common stock of the Company at $0.053 per share, have exercised these warrants. The Company has received proceeds in the aggregate amount of $962,223. On August 30, 2021, a total of 68,723,698 of August 2016 warrants expired.

Components of Operating Results

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug product candidates. These expenses consist primarily of:

●	costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
●	salaries and related expenses for personnel, including stock-based compensation expense;
●	other outside service costs including cost of contract manufacturing;
●	the costs of supplies and reagents; and
●	occupancy and depreciation charges.

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

Comparison of the Years Ended December 31, 2021 and 2020

Overview

Total operating expenses were $4,672,254 for the year ended December 31, 2021, a decrease of $291,322 or 5.9% compared to the year ended December 31, 2020. The decrease was driven by our continued transformation and process improvement efforts within the Company, along with lower amortization expense and reduced professional service fees. Net loss for the year ended December 31, 2021 was $5,539,543, a decrease of $1,138,044 or 17.0% compared to the year ended December 31, 2020, which resulted from reduced costs incurred in connection with our preclinical and clinical trial programs, general and administrative costs, and interest expense due to the conversion of the 2017 and 2020 Notes, plus the gain associated with the extinguishment of the Company’s PPP loan.

	For the Years Ended
	December 31,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development	$2,608,357	$2,812,760	$(204,403)	-7.3%
General and administrative	2,063,897	2,150,816	(86,919)	-4.0%
Total Operating Expenses	4,672,254	4,963,576	(291,322)	-5.9%

Total Operating Loss	(4,672,254)	(4,963,576)	(291,322)	5.9%
Other Income/(Expense):
EIDL grant	-	3,000	(3,000)	-100.0%
Research and development tax credit	31,315	27,694	3,621	13.1%
Investment and interest income	4	3,415	(3,411)	-99.9%
Gain from forgiveness of PPP Loan and interest	63,094	-	63,094	0.0%
Interest expense	(961,702)	(1,748,120)	786,418	-45.0%
Total Other Expense, Net	(867,289)	(1,714,011)	846,722	-49.4%

Net Loss	$(5,539,543)	$(6,677,587)	$(1,138,044)	17.0%

Research and Development

Research and development expenses were $2,608,357 for the year ended December 31, 2021, a decrease of $204,403 or 7.3% compared to the year ended December 31, 2020. The decrease was due to (i) lower amortization due to patents being fully amortized, and (ii) lower insurance cost, partially offset by (iii) increased clinical trial costs as sites resumed enrollment and treatments.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$2,064,125	$1,983,498	$80,627	4.1%
Depreciation/amortization	8,647	236,754	(228,107)	-96.3%
Insurance	207,556	263,074	(55,518)	-21.1%
Payroll and taxes	266,514	264,983	1,531	0.6%
Rent and utilities	61,515	64,451	(2,936)	-4.6%
Total research and development	$2,608,357	$2,812,760	$(204,403)	-7.3%

General and Administrative

General and administrative expenses were $2,063,897 for the year ended December 31, 2021, a decrease of $86,919 or 4.0% compared to the year ended December 31, 2020. The decrease was due to (i) lower insurance cost, (ii) lower professional fees, and (iii) lower other general and administrative cost, partially offset by (iv) higher legal fees from conversion of 2017 and 2020 Notes and addition of 2021 Notes, and (v) higher payroll and related taxes due to an additional employee.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$4,218	$5,036	$(818)	-16.2%
Directors’ fees	385,000	383,065	1,935	0.5%
Insurance	161,992	185,516	(23,524)	-12.7%
Legal and litigation	590,779	485,569	105,210	21.7%
Other general and administrative cost	63,679	190,577	(126,898)	-66.6%
Payroll and taxes	230,898	168,448	62,450	37.1%
Professional fees	591,356	698,577	(107,221)	-15.3%
Rent and utilities	31,055	32,755	(1,700)	-5.2%
Foreign currency translation	4,920	1,273	3,647	286.5%
Total general and administrative	$2,063,897	$2,150,816	$(86,919)	-4.0%

Other Income/(Expense)

Other income increased by $60,304 from $34,109 for the year ended December 31, 2020 to $94,413 for the year ended December 31, 2021, mainly due to the forgiveness of the PPP Loan.

Interest expense decreased by $786,418 from $1,748,120 for the year ended December 31, 2020 to $961,702 for the year ended December 31, 2021. The decrease was due to the conversion of the 2017 and 2020 Notes into shares of Series D and Series D-1 Convertible Preferred Stock.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020	Increase/(Decrease)	% Change
Other Income/(Expense):
EIDL grant	$-	3,000	$(3,000)	-100.0%
Research and development tax credit	31,315	27,694	3,621	13.1%
Investment and interest income	4	3,415	(3,411)	-99.9%
Gain from forgiveness of PPP Loan and interest	63,094	-	63,094	0.0%
Interest expense	(961,702)	(1,748,120)	786,418	-45.0%
Total Other Expenses, Net	$(867,289)	$(1,714,011)	$846,722	-49.4%

Liquidity and Going Concern

Our cash, cash equivalents, and restricted cash were $3,106,942 at December 31, 2021, which includes the $2,423,958 of restricted cash associated with the grant received from the State of Tennessee, compared with $97,231 at December 31, 2020. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $246,033,958 as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2021 Financing discussed above; however, there can be no assurance we will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

As of December 31, 2021 and 2020, we had cash and cash equivalents of $3,106,942, including $2,423,958 of restricted cash, and $97,231, respectively, and a working capital deficit of $4,258,679 and $30,288,035, respectively. Cash requirements for our current liabilities include approximately, $3,352,184 for accounts payable and accrued expenses (including lease liabilities) and a $238,452 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $1,460,000 plus accrued interest will mature one year from the date of the notes. There are no cash requirements for long term liabilities at December 31, 2021. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2021 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2021 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2022 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2021 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2021 and 2020, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2021 and 2020 in the amounts of $1,013,304- and $4,085,795, respectively. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $5,539,543, adjusted for non-cash expenses in the aggregate amount of $54,717, plus $4,471,522 of cash generated from changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2020 was primarily due to cash used to fund a net loss of $6,677,587, adjusted for non-cash expenses in the aggregate amount of $450,123, plus $2,141,669 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2021 and 2020 was $4,024,046 and $3,600,191, respectively. During the year ended December 31, 2021, $3,160,000 were proceeds from the issuance of convertible notes payable, $962,223 were from the exercise of warrants and, $150,000 was from the investment to purchase Series D-1 Preferred Stock, less $248,177 for repayment of short-term note payable. During the year ended December 31, 2020, $3,225,000 were proceeds from the issuance of convertible notes payable, $418,676 were from the exercise of warrants, less $105,985 for repayment of short-term note payable, and $62,500 was proceeds received through the PPP loan.

Critical Accounting Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. We account for forfeitures as they occur.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties and other outside expenses. We accrue for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA

March 29, 2022

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets

Current Assets:
Cash and cash equivalents	$682,984	$97,231
Restricted cash	2,423,958	-
Short-term receivables	5,107	3,930
Prepaid expenses and other current assets	329,908	322,518

Total Current Assets	3,441,957	423,679

Equipment and furnishings, less accumulated depreciation of $91,178 and $78,313, respectively	31,836	44,701
Operating lease right-of-use asset	39,563	120,821

Total Assets	$3,513,356	$589,201

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,287,459	$956,860
Deposit for purchase of Series D-1 Preferred Stock	150,000	-
Unearned grant revenue	2,500,000	-
Other accrued expenses	2,002,486	1,500,782
Accrued interest	10,578	2,774,968
Accrued interest - related parties	6,044	1,766,493
Notes payable	238,452	236,228
Convertible notes payable	1,260,000	16,622,000
Convertible notes payable - related parties	200,000	6,770,000
Operating lease liability	45,617	84,383

Total Current Liabilities	7,700,636	30,711,714

Note payable, non-current portion	-	39,061
Operating lease liability, non-current portion	-	44,783

Total Liabilities	7,700,636	30,795,558

Commitments, contingencies and litigation (Note 15)

Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series B Convertible Preferred Stock; 240,000 shares designated; 0 and 100 shares issued and outstanding at December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 and $3,500 at December 31, 2021 and 2020, respectively	-	-
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively; aggregate liquidation preference of $14,164,889 and $0 at December 31, 2021 and 2020, respectively; (See Note 9. Stockholders’ Deficiency – Liquidation Preference)	12,373	-
Series D-1 Convertible Preferred Stock; 9,441,000 shares designated; 9,218,449 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively; aggregate liquidation preference of $105,532,804 and $0 at December 31, 2021 and 2020, respectively; (See Note 9. Stockholders’ Deficiency – Liquidation Preference)	9,219	-
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,447,119 and 398,807,037 shares issued and outstanding at December 31, 2021 and 2020, respectively	419,447	398,808
Additional paid-in capital	241,440,106	209,923,347
Accumulated other comprehensive loss	(34,467)	(34,097)
Accumulated deficit	(246,033,958)	(240,494,415)

Total Stockholders’ Deficiency	(4,187,280)	(30,206,357)

Total Liabilities and Stockholders’ Deficiency	$3,513,356	$589,201

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Operating Expenses:
Research and development	$2,608,357	$2,812,760
General and administrative	2,063,897	2,150,816
Total Operating Expenses	4,672,254	4,963,576

Total Operating Loss	(4,672,254)	(4,963,576)
Other Income/(Expense):
EIDL grant	-	3,000
Research and development tax credit	31,315	27,694
Investment and interest income	4	3,415
Gain from forgiveness of PPP Loan and interest	63,094	-
Interest expense	(961,702)	(1,748,120)
Total Other Expense, Net	(867,289)	(1,714,011)

Net Loss	$(5,539,543)	$(6,677,587)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	408,223,004	393,252,321

See accompanying notes to consolidated financial statements.

F-3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2021	2020
Net Loss	$(5,539,543)	$(6,677,587)
Other Comprehensive Loss:
Foreign currency translation adjustments	(370)	(10,089)
Total Comprehensive Loss	$(5,539,913)	$(6,687,676)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

										Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2020	100	$-	-	$-	-	$-	389,889,475	$389,889	$209,378,835	$(24,008)	$(233,816,828)	$(24,072,112)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	7,855,062	7,856	410,821	-	-	418,677
Stock-based compensation:
Options	-	-	-	-	-	-	-	-	64,294	-	-	64,294
Common stock	-	-	-	-	-	-	1,062,500	1,063	68,025	-	-	69,088
Warrants	-	-	-	-	-	-	-	-	1,372	-	-	1,372
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(6,677,587)	(6,677,587)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(10,089)	-	(10,089)

Balance at December 31, 2020	100	$-	-	$-	-	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	18,052,966	18,053	944,170	-	-	962,223
Stock-based compensation:
Common stock	-	-	-	-	-	-	300,000	300	22,899	-	-	23,199
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of Series B Preferred Stock to Common Stock	(100)	-	-	-	-	-	65,666	65	(65)	-	-	-
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D-1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	-	-	(222,145)	(222)	2,221,450	2,221	(1,999)	-	-	-
Comprehensive loss:												-
Net loss	-	-	-	-	-	-	-	-	-	-	(5,539,543)	(5,539,543)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(370)	-	(370)

Balance at December 31, 2021	-	-	12,373,247	12,373	9,218,449	9,219	419,447,119	419,447	241,440,106	(34,467)	(246,033,958)	(4,187,280)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(5,539,543)	$(6,677,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,688	134,754
Non-cash lease expense	81,258	73,579
Depreciation	12,865	13,683
Amortization of patents	-	228,107
Gain on forgiveness of PPP Loan and interest	(63,094)	-
Changes in operating assets and liabilities
Short term receivables	(1,449)	50,321
Prepaid expenses	265,957	347,107
Accounts payable	331,148	(170,413)
Unearned grant revenue	2,500,000	-
Other accrued expenses	502,581	244,887
Operating lease liability	(83,549)	(77,916)
Accrued interest expense	956,834	1,747,683
Net Cash Used In Operating Activities	(1,013,304)	(4,085,795)
Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	2,960,000	3,125,000
Proceeds from issuance of convertible notes payable - related parties	200,000	100,000
Repayment of short-term note payable	(248,177)	(105,985)
Proceeds from note payable	-	62,500
Deposit for purchase of Series D-1 Preferred Stock	150,000	-
Proceeds from exercise of warrants	962,223	418,676
Net Cash Provided By Financing Activities	4,024,046	3,600,191

Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,031)	(7,871)

Net Increase (Decrease) In Cash, Cash Equivalents, and Restricted Cash	3,009,711	(493,475)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	97,231	590,706

Cash, Cash Equivalents, and Restricted Cash, End of Period	$3,106,942	$97,231

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$682,984	$97,231
Restricted cash	2,423,958	-
Cash and cash Equivalents, restricted cash	$3,106,942	$97,231

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	$273,347	$318,775
Conversion of non-amended 2017 Notes to Series D Preferred Stock	$3,541,222	$-
Conversion of amended 2017 Notes and 2020 Notes to Series D-1 Preferred Stock	$27,031,858	$-
Conversion of Series D-1 Preferred Stock to Common stock	$222	$-

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, with the aim of maximizing the curative impact of these medicines and achieving immunity from treated disease. These investigational drugs are based on a wholly owned class of small molecules called halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal sodium (“RBS”).

●

Oncology: PV-10®, an investigational cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP (“current Good Manufacturing Practice”) RBS, is undergoing clinical study for adult solid tumor cancers, such as melanoma and gastrointestinal (“GI”) tumors (including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others). Orphan drug designation (“ODD”) status was granted to PV-10 by the FDA for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

Oral formulations of cGMP RBS are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk and refractory adult solid tumor cancers, such as head and neck, breast, colorectal, and testicular cancers. In vivo data of a colorectal tumor murine model that continuously promotes abnormal cell proliferation and transformation into cancer indicate increased survival in both prophylactic and therapeutic settings.

●	Pediatric Oncology: IL PV-10 is also undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status was granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBS are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias). In vivo data of an acute lymphoblastic leukemia murine model indicated increased survival.

●	Virology: Systemically administered formulations of cGMP RBS are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”). In silico data indicate docking-based binding affinity to SARS-CoV-2’s main protease, spike protein, and different variants of the spike protein. In vitro data indicate activity against SARS-CoV-2 in African green monkey kidney cell (Vero) and human lung epithelial cell (Calu-3) models, and synergistic activity with remdesivir in a Vero cell model.

●	Microbiology: Different formulations of cGMP RBS are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as gram-positive and gram-negative.

●	Ophthalmology: Topical formulations of cGMP RBS are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immuno-dermatology agent administered as a topical gel and formulation of cGMP RBS, is undergoing monotherapy clinical study and preclinical study of combination therapy with approved drugs for inflammatory dermatoses (including psoriasis and atopic dermatitis).

●	Animal Health: Different formulations of cGMP RBS are undergoing development as potential treatments for animal cancers and dermatological disorders.

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021.

The full extent of the SARS-CoV-2 pandemic impacts on the Company’s operations and financial condition is still uncertain. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development.

2. Liquidity and Going Concern

The Company’s cash, cash equivalents, and restricted cash were $3,106,942 at December 31, 2021 which includes the $2,423,958 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $4,258,679 and $30,288,035 as of December 31, 2021 and 2020, respectively. The improvement in working capital is primarily driven by the conversion of the 2017 and 2020 Notes into Series D and D-1 Preferred Stock. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2021 Financing (as defined in Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity and debt offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2022 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

3. Significant Accounting Policies

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, accrued liabilities and the valuation allowance related to the Company’s deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company’s cash equivalents consist of Treasury bills.

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less payments to vendors for expenses and deposits in the amount of $76,042. See Note 14. Grants.

Cash Concentrations

Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2021 and 2020, the Company had cash, cash equivalent, and restricted cash balances in excess of FDIC insurance limits of $2,856,942 and $0, respectively.

Equipment and Furnishings, net

Equipment and furnishings are stated at cost less accumulated depreciation. Depreciation of equipment is provided for using the straight-line method over the estimated useful lives of the assets. Computers and office equipment are being depreciated over five years; furniture and fixtures are being depreciated over ten years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes cost attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment during the years ended December 31, 2021 and 2020.

Patent Costs, net

Internal patent costs are expensed in the period incurred. Patents purchased are capitalized and amortized over the remaining estimated useful life of the patent.

The patents are fully amortized as of December 31, 2021 and 2020. Patent amortization was $0 and $228,107 during the years ended December 31, 2021 and 2020, respectively.

Related Party Receivables

Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 8 – Short-term Receivables.

Grant Income

Grant income is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as unearned grant revenue and recognized as other income when qualifying costs are incurred.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2021 or 2020.

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815: Derivatives and Hedging. The accounting treatment of derivative financial instruments requires that the Company record qualifying embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options classified as derivative liabilities and any related equity classified freestanding instruments are recorded as a discount to the host instrument.

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

	December 31,
	2021	2020
Warrants	512,500	87,264,164
Options	3,625,000	4,800,000
Convertible preferred stock	104,557,737	65,663

Total potentially dilutive shares	108,695,237	92,129,827

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2021 and 2020. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable, unearned grant income, and accrued expenses approximate fair values due to the short-term nature of these instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities are translated into the United States Dollar at the balance sheet date ($22,053 and $407,851 at December 31, 2021 and $10,552 and $332,446 at December 31, 2020, respectively), and expense and other income accounts are translated at a weighted average exchange rate for the years then ended ($85,052 and $44,994 for the years ended December 31, 2021 and 2020, respectively). Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of stockholders’ deficiency. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

The Company engages in foreign currency denominated transactions with its Australian subsidiary. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted using the exchange rate at the balance sheet date, with gains or losses recorded in other income or other expense.

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

Recently Issued Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company is currently evaluating the effect of the adoption of ASU 2020-06 will have on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its consolidated financial statements.

Recent Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s consolidated financial statements or disclosures.

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 states any equity security transitioning from the alternative method of accounting under Topic 321 to the equity method, or vice versa, due to an observable transaction will be remeasured immediately before the transition. In addition, the ASU clarifies the accounting for certain non-derivative forward contracts or purchased call options to acquire equity securities stating such instruments will be measured using the fair value principles of Topic 321 before settlement or exercise. 20 The Company adopted ASU 2020-01 on a prospective basis on January 1, 2021 and there was no material impact on the Company’s consolidated financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). There are seven issues addressed in this update. Issues 1 – 5 were clarifications and codifications of previous updates. Issue 3 relates only to depository and lending institutions and therefore would not be applicable to the Company. Issue 6 was a clarification on determining the contractual term of a net investment in a lease for purposes of measuring expected credit losses, an issue not applicable to the Company. Issue 7 relates to the regaining control of financial assets sold and the recordation of an allowance for credit losses. The amendment related to issues 1, 2, 4 and 5 became effective immediately upon adoption of the update. Issue 3 becomes effective for fiscal years beginning after December 15, 2019. Issues 6 and 7 become effective on varying dates that relate to the dates of adoption of other updates. The Company adopted the applicable provisions within ASU 2020-03 which became effective during fiscal 2020 and 2021 and this adoption did not have a material impact on the Company’s consolidated financial statements and financial statement disclosures.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at December 31, 2021 and 2020:

	For The Years Ended
	December 31,
	2021	2020
Accrued payroll and taxes	$174,533	$31,504
Accrued vacation	42,871	25,452
Accrued directors’ fees	1,560,589	1,175,589
Accrued PPP interest	-	438
Accrued other expenses	224,493	267,799
Total Other Accrued Expenses	2,002,486	1,500,782

5. Convertible Notes Payable

The following summarizes convertible note activity during the years ended December 31, 2021 and 2020:

	2017 Notes	2020 Notes	2021 Notes	Total
Balance at January 1, 2020	$20,067,000	$100,000	$-	$20,167,000
Issuances	-	3,225,000	-	3,225,000
Balance at December 31, 2020	20,067,000	3,325,000	-	23,392,000
Issuances	-	1,700,000	1,460,000	3,160,000
Conversions	(20,067,000)	(5,025,000)	-	(25,092,000)
Balance at December 31, 2021	$-	$-	$1,460,000	$1,460,000

2021 Financing

On August 13, 2021, the Board approved a Financing Term Sheet (the “2021 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2021 Financing”), which amounts will be obtained in several tranches.

Pursuant to the 2021 Term Sheet, the 2021 Notes will either be paid back, convert into shares of the Company’s Series D-1 Preferred Stock, or convert into Company equity securities and/or debt instruments of certain future financings on or before twelve months after the issue date of a 2021 Note, subject to certain exceptions.

The 2021 Financing is in the form of unsecured convertible loans from the investors and evidenced by convertible promissory notes (individually, a “2021 Note” and collectively, the “2021 Notes”). In addition to customary provisions, the 2021 Notes will contain the following provisions:

(i)	The 2021 Notes will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2021 Notes will be accelerated and all amounts due under the 2021 Notes may be immediately due and payable at the investors’ option;

(iii)	The outstanding principal amount and interest payment under the 2021 Notes may be paid back at maturity at the investors’ option;

(iv)	The outstanding principal amount and interest payable under the 2021 Notes may be convertible at the investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.8620. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(v)	In the event the Company conducts a qualified equity or debt financing and the Company receives gross proceeds in the aggregate amount of $20 million, the 2021 Notes may be converted into the equity securities and/or debt instruments of such financing at the same terms as those investors.

The embedded conversion options associated with the 2021 Notes do not require bifurcation and treatment as a derivative liability and they do not represent a beneficial conversion feature because the effective conversion price is not at a discount to the commitment date market price.

As of December 31, 2021, the Company had received 2021 Notes (defined above) proceeds of $1,460,000, of which $200,000 is from a related party investor (an officer of the Company).

2020 Financing

On December 31, 2019, the Board approved a Definitive Financing Term Sheet (the “2020 Term Sheet”), which sets forth the terms of a financing in the form of secured convertible loans from investors that were evidenced by convertible promissory notes (the “2020 Notes”), which bear interest at the rate of eight percent (8%) per annum.

The outstanding principal amount and interest payable under the 2020 was convertible into shares of a new series of preferred stock at a price per share equal to $2.8620, either (a) at any time after the new series of preferred stock is designated, at the sole discretion of the investors; or (b) automatically on June 20, 2021, subject to certain exceptions. See 2021 Conversions of Notes into Preferred Stock below.

Over time, the Company received 2020 Notes proceeds of $5,025,000, of which $100,000 is from a related party investor, an officer of the Company.

2017 Financing

On March 23, 2017, the Company entered into an exclusive Definitive Financing Commitment Term Sheet with a group of the Company’s stockholders (the “PRH Group”), which was amended and restated effective as of March 19, 2017 (the “2017 Term Sheet”) that set forth the terms of a financing in the form of secured convertible loans from the PRH Group or other investors that were evidenced by convertible promissory notes (the “2017 Notes”), which bore interest at the rate of eight percent (8%) per annum.

The outstanding principal amount and interest payable under the 2017 Notes were convertible into shares of a new series of preferred stock at a price per share equal to $0.2862, either (a) at any time after the new series of preferred stock is designated, at the sole discretion of the investors; or (b) automatically at the eighteen-month anniversary of the funding of the final tranche of 2017 Notes, subject to certain exceptions. See 2021 Conversions of Notes into Preferred Stock below.

Over time, the Company received 2017 Notes proceeds of $20,067,000, of which $6,670,000 is from related party investors. Officers of the Company invested $3,050,000 and Board of Director members invested $3,620,000.

Firm Commitment

Previously, the Company had not designated the new series of preferred stock into which the 2017 Notes and the 2020 Notes (collectively the “Notes”) were convertible into. As a result, the Company did not analyze the Notes for a potential beneficial conversion feature, as the definition of a firm commitment had not been met since the Notes were not yet convertible. On June 17, 2021, the required Certificates of Designation were filed with the Delaware Secretary of State. Accordingly, a firm commitment was achieved. The Company analyzed the Notes for a beneficial conversion feature and determined that there was none because the Notes have an effective conversion price of $0.2862 per share of underlying common stock, which exceeds the $0.07 per share commitment date closing market price of the common stock.

2021 Conversions of Notes into Preferred Stock

The following summarizes the conversion activity during the year ended December 31, 2021:

	2021 Conversions Into Preferred Stock
	Series D	Series D-1	Total
Principal converted	$2,712,000	$22,380,000	$25,092,000
Accrued interest converted	829,222	4,651,858	5,481,080
Total converted	$3,541,222	$27,031,858	$30,573,080
Conversion price	$0.2862	$2.8620
Shares	12,373,247	9,440,594	21,813,841

Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D and Series D-1 Preferred Shares.

The 2017 Notes originally provided that they were convertible into a new series of preferred stock at a price per share equal to $0.2862 (the “Original Conversion Price”).

In order to ensure that the Company had sufficient authorized shares of preferred stock into which the 2017 Notes would convert, yet keep the economic terms of the 2017 Notes substantially equivalent, on February 26, 2019, the Company entered into amendments (the “Amendments”) to the 2017 Notes (as amended, the “Amended 2017 Notes”) with a large majority of the holders of 2017 Notes to increase the conversion price by 10 times from $0.2862 to $2.8620 (the “New Conversion Price”) and to change the conversion ratio by providing that one share of Preferred Stock would be convertible into 10 shares of common stock (the “New Conversion Ratio”). The impact of the Amendments was to reduce by 10 times the number of shares of preferred stock into which the 2017 Notes would convert, while keeping the economic terms the same. The 2020 Notes had substantially similar terms to the Amended 2017 Notes, including being convertible into preferred stock at the New Conversion Price, with the Preferred Stock being convertible into Common Stock at the New Conversion Ratio.

In order to (i) address the fact that a small minority of the holders of 2017 Notes did not execute the Amendments and (ii) ensure economic fairness for all of the holders of the 2017 Notes and 2020 Notes, on June 17, 2021, the Company designated two separate series of preferred stock into which the 2017 Notes and 2020 Notes would convert: (i) the Company’s Series D Convertible Preferred Stock, par value $0.001 per share was designated for the holders of 2017 Notes who did not execute the Amendments and (ii) the Company’s Series D-1 Convertible Preferred Stock, par value $0.001 per share was designated for the holders of Amended 2017 Notes and the holders of the 2020 Notes.

On June 20, 2021, principal and interest in the aggregate amount of $3,541,222, representing all of the outstanding non-amended 2017 Notes, was converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862. Further on June 20, 2021, principal and interest in the aggregate amount of $27,031,858, representing all of the outstanding Amended 2017 Notes and outstanding 2020 Notes was converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D and Series D-1 Preferred Shares. See Note 9. Stockholders’ Deficiency for additional information on the Series D and Series D-1 Convertible Preferred Stock.

As a result of the conversion of the 2017 Notes and 2020 Notes into convertible preferred stock, all the security interests of these Notes in the Company’s intellectual property were released.

6. Notes Payable

On April 20, 2020, the Company received a $62,500 loan under the CARES Act PPP (the “PPP Loan”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times certain of the borrower’s average monthly payroll expenses. On May 20, 2021, the Company applied for forgiveness of the PPP Loan. On June 2, 2021, the Company was awarded full forgiveness of the PPP Loan and accrued interest. During the year ended December 31, 2021, the Company recognized a gain on forgiveness of the PPP loan of $62,500 and interest of $594.

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of December 31, 2021 and December 31, 2020, the balance of the note payable was $238,452 and $212,790, respectively.

7. Related Party Transactions

During the years ended December 31, 2021 and 2020, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $169,600 and $254,400, respectively, for services rendered. Director fees for Mr. Horowitz for the year ending December 31, 2021 and 2020 were $75,000 and $75,000, respectively. Accrued director fees for Mr. Horowitz as of December 31, 2021 and 2020 were $281,250 and $206,250, respectively. Total amount owed to Capital Strategist as of December 31, 2021 and 2020 were $127,200 and $42,400, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 5 and Note 8 for details of other related party transactions.

Director fees during the years ended December 31, 2021 and 2020 were $385,000 and $383,065, respectively. Accrued directors’ fees as of December 31, 2021 and 2020 were $1,560,589 and $1,175,589, respectively.

8. Short-term Receivables

Receivables at December 31, 2021 and 2020, include the Australian VAT tax credit and approximately $2,100,000 that is owed from Peter Culpepper. The Company has established a reserve of approximately $2,100,000 as of December 31, 2021 and 2020, which represents the amount Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement).

9. Stockholders’ Deficiency

Authorized Capital

As of December 31, 2021, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 240,000 shares to Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 12,374,000 shares to Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 9,441,000 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 2,945,000 shares undesignated.

Series B Preferred Stock

On August 25, 2016, the Company filed the Series B Certificate of Designation with the Delaware Secretary of State. The Series B Certificate of Designation provides for the issuance of the Series B Preferred Stock with a par value $0.001 per share and a stated value of $25.00 per share. The Series B Preferred Stock has no voting rights. The holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Preferred Stock, at which time the Series B Preferred Stock automatically converts into common stock at the adjusted conversion price of $0.0533.

During the year ended December 31, 2021, 100 shares of outstanding Series B Preferred Stock automatically converted, at the fifth-year anniversary of their issuance, into 65,666 shares of common stock, which represents $3,500 ($2,500 of stated value plus $1,000 of cumulative dividends) divided by the adjusted conversion price.

Series D and Series D-1 Preferred Stock

The rights, preferences and privileges of the Series D Preferred Stock and Series D-1 Preferred Stock (collectively, the “D-Series Preferred Stock”) are set forth in their respective Certificates of Designation. The Board of Directors of the Company approved each of the Certificates of Designation on June 14, 2021, and each Certificate of Designation was filed with the Delaware Secretary of State on June 17, 2021. The Series D Certificate of Designation established and designated 12,374,000 shares of Series D Preferred Stock. The Series D-1 Certificate of Designation established and designated 9,441,000 shares of Series D-1 Preferred Stock.

On June 20, 2021, the Company issued 12,373,247 shares of Series D Preferred Stock upon the conversion of all of the outstanding 2017 Notes at the Original Conversion Price of $0.2862 and issued 9,440,594 shares of Series D-1 Preferred Stock upon the conversion of all outstanding Amended 2017 Notes and 2020 Notes at the New Conversion Price of $2.862. See Note 5. Convertible Notes Payable for additional information on the conversion.

During the year ended December 31, 2021, the Company received consideration of $150,000 from an investor in exchange for an aggregate of 52,411 shares of restricted Series D-1 Preferred Stock that have not yet been issued.

During the year ended December 31, 2021, a holder of 222,145 shares of Series D-1 Preferred Stock voluntarily converted the Preferred Stock into 2,221,450 shares of common stock.

Rank

The Series D Preferred Stock and the Series D-1 Preferred Stock rank pari passu with each other. The D-Series Preferred Stock rank senior to the Common Stock and any other class or series of the Company’s capital stock, the terms of which do not provide that shares of such class rank senior to, or pari passu with, the D-Series Preferred as to dividends and distributions upon a change of control transaction, or the liquidation, winding-up and dissolution of the Company.

Dividends

The D-Series Preferred Stock does not have any dividend preference but are entitled to receive, on a pari passu basis, dividends, if any, that are declared and paid on the common stock and any other class of the Company’s capital stock that ranks junior or on par to the D-Series Preferred Stock.

Liquidation Preference

Upon the occurrence of the liquidation, winding-up or dissolution of the Company or certain mergers, corporate reorganizations or sales of the Company’s assets (each, a “Company Event”), holders of D-Series Preferred Stock will be entitled to receive a liquidation preference before any distributions are made to holders of any other class or series of the Company’s capital stock junior to the D-Series Preferred Stock. If a Company Event occurs within two years of June 20, 2021 (the “Date of Issuance”), the holders of D-Series D Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price (as defined in the respective Certificates of Designation) multiplied by four. If a Company Event occurs from and after the second anniversary of the Date of Issuance, the holders of D-Series Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price multiplied by six. The Original Issue Price for the Series D Preferred Stock is $0.2862, and the Original Issue Price for the Series D-1 Preferred Stock is $2.862.

Voting Rights

Holders of shares of D-Series Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series D Preferred Stock carries the right to one vote per share. Each share of Series D-1 Preferred Stock carries the right to ten votes per share.

The Company is not permitted to amend, alter or repeal its Certificate of Incorporation or Bylaws in a manner adverse to the relative rights, preferences, qualifications, limitations or restrictions of the D-Series Preferred Stock without the affirmative vote of a majority of the votes entitled to be cast by holders of outstanding shares of D-Series Preferred Stock, voting together as a single class with each share of D-Series Convertible Preferred Stock having a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of D-Series Preferred Stock.

Conversion

The Series D Preferred Stock is convertible at the option of the holders thereof into shares of common stock based on a one-for-one conversion ratio. The Series D-1 Preferred Stock is convertible at the option of the holders thereof into shares of common stock based on a one-for-ten conversion ratio. The conversion ratio of the D-Series Preferred Stock is subject to adjustment for stock splits and combinations, recapitalizations, reclassifications, reorganizations, mergers, and consolidations. The D-Series Preferred Stock will automatically convert into shares of common stock upon the fifth anniversary of the date of issuance.

Common Stock Issuances

During the year ended December 31, 2020, the Company issued 1,062,500 shares of immediately vested restricted common stock with an aggregate issuance date value of $69,088, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statements of operations.

The following summarizes the Common Stock Issuances activity during the year ended December 31, 2020:

Type	Date	Stock Issuance	Grant Date Value
Contractor	4/1/2020	25,000	$1,150
Advisory Board Member	7/31/2020	25,000	1,800
Advisory Board Member	8/31/2020	12,500	1,013
Advisory Board Member	10/26/2020	25,000	1,750
Contractor	11/10/2020	25,000	1,625
Employee	11/10/2020	50,000	3,250
Board of Director	11/10/2020	100,000	6,500
Board of Director/Officer	11/10/2020	800,000	52,000
Total		1,062,500	$69,088

During the year ended December 31, 2021, the Company issued an aggregate of 300,000 shares of immediately vested restricted common stock with a grant date fair value of $23,199 for services.

During the year ended December 31, 2021, the Company issued 2,221,450 shares of common stock upon the voluntary conversion of Series D-1 Convertible Preferred Stock.

10. Stock Incentive Plan and Warrants

The 2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2017 Equity Compensation Plan”) provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2017 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2021, there were 16,437,500 shares available for issuance under the 2017 Equity Compensation Plan.

There were no stock options granted during the year ended December 31, 2021.

During the year ended December 31, 2020, the Company issued 2,425,000 five-year immediately vested stock options to an officer/director to purchase an aggregate of 2,425,000 shares of common stock with an exercise price of $0.12 per share. The stock options had an aggregate grant date fair value of $62,880, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statements of operations.

During the year ended December 31, 2020, the Company issued 100,000 five-year immediately vested stock options to a director to purchase an aggregate of 100,000 shares of common stock with an exercise price of $0.2862 per share. The stock options had an aggregate grant date fair value of $1,414, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statements of operations.

Stock options granted during the year ended December 31, 2020 were valued using the Black Scholes Model, with the following assumptions used:

Expected terms (years)	2.50
Expected volatility	93%
Risk-free interest rate	0.23%
Expected dividend	0.00%

The following table summarizes option activity during the year ended December 31, 2021 and 2020:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2020	3,000,000	$0.88

Granted	2,525,000	0.20
Forfeited	(725,000)	0.88
Outstanding and exercisable at December 31, 2020	4,800,000	$0.46
Forfeited	(1,175,000)	0.89
Outstanding and exercisable at December 31, 2021	3,625,000	$0.32

As of December 31, 2021, the intrinsic value of outstanding and exercisable options was $0.

The following table summarizes information about stock options outstanding at December 31, 2021:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options

$0.12	2,425,000	3.90	2,425,000
$0.29	100,000	3.90	100,000
$0.67	200,000	1.60	200,000
$0.75	550,000	3.90	550,000
$0.84	150,000	0.50	150,000
$0.88	150,000	2.60	150,000
$0.93	50,000	0.40	50,000
	3,625,000	3.55	3,625,000

Warrants

During the year ended December 31, 2020, holders of warrants exercised warrants to purchase 7,855,062 shares of common stock at a price of $0.053 per share. In connection with the exercises, the Company received cash proceeds of $418,677 and issued 7,855,062 shares of common stock.

During the year ended December 31, 2021, holders of warrants exercised warrants to purchase 18,052,966 shares of common stock at a price of $0.053 per share. In connection with the exercises, the Company received cash proceeds of $962,223 and issued 18,052,966 shares of common stock. On August 30, 2021, a total of 68,723,698 of August 2016 warrants expired.

During the year ended December 31, 2020, the Company issued 62,500 three-year immediately vested warrants to board members to purchase an aggregate of 62,500 shares of common stock with an exercise price of $0.2862 per share. The warrants had an aggregate grant date fair value of $1,372, which was recognized immediately as stock compensation within general and administrative expenses on the accompanying consolidated statements of operations.

During the year ended December 31, 2021, the Company issued 25,000 three-year immediately vested warrants to an advisory board member to purchase an aggregate of 25,000 shares of common stock with exercise price of $0.28620 per share. The warrants had an aggregate grant date fair value of $488, which was recognized immediately within stock compensation in general and administrative expenses.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2021	2020
Contractual terms (years)	3.00	3.00
Expected volatility	92%	93%-95%
Risk-free interest rate	0.35%	.011%-0.18%
Expected dividend	0.00%	0.00%

The following table summarizes warrant activity during the year ended December 31, 2021 and 2020:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable at January 1, 2020	126,109,532	$0.29
Granted	62,500	0.29
Exercised	(7,855,062)	0.05
Forfeited	(31,052,806)	1.06
Outstanding and exercisable at December 31, 2020	87,264,164	$0.02
Granted	25,000	0.29
Exercised	(18,052,966)	0.05
Forfeited	(68,723,698)	0.05
Outstanding and exercisable at December 31, 2021	512,500	$0.92

As of December 31, 2021, the intrinsic value of outstanding and exercisable warrants was $0.

The following table summarizes information about warrants outstanding at December 31, 2021:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrant	Weighted Average Remaining Life In Years	Exercisable Number of Warrants

$0.29	125,000	1.49	125,000
$1.00	18,000	2.39	18,000
$1.12	366,000	2.39	366,000
$2.00	3,500	2.39	3,500

	512,500	2.17	512,500

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

11. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2021 and 2020 are as follows:

	Years ended December 31
	2021	2020
Domestic	$(5,454,489)	$(6,632,593)
Foreign	(85,053)	(44,994)
Net Pre-Tax Loss	$(5,539,542)	$(6,677,587)

The income tax provision (benefit) consists of the following:

		Years ended December 31
		2021	2020
Federal:
Current		$-	$-
Deferred	21.00%	295,524	221,598

State and local:
Current		-	-
Deferred	5.14%	72,262	54,186
	26.14%	367,786	275,784
Change in valuation allowance		(367,786)	(275,784)
Income tax provision (benefit)		$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31
	2021	2020

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.1)%	(5.1)%
Permanent differences	(0.9)%	(0.7)%
Change in valuation allowance	(7.2)%	(4.1)%
Prior year true-up	2.4%	23.1%
Expiration of state net operating loss carryforwards	6.8%	4.5%
Expiration of warrants and options	3.6%	3.5%
Conversion of accrued interest to preferred stock	21.4%	0.0%
Miscellaneous	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$43,453,746	$42,779,590
Stock-based compensation	186,772	428,726
Intangible assets	227,397	94,296
Research and development credit carryovers	3,049,608	2,985,215
Contribution carryovers	10,062	10,062
Accrued liabilities	505,038	1,503,190
Gross deferred tax assets	47,432,623	47,801,079

Deferred Tax Liabilities:
Intangible assets	-	-
Prepaid expenses	(82,179)	(82,839)
Other	(40,604)	(40,603)
Gross deferred tax liabilities	(122,783)	(123,442)

Valuation allowance	(47,309,840)	(47,677,637)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$367,786	$275,784

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

Since inception of the Company on January 17, 2002, the Company has generated federal, state, and Australian tax net operating losses of approximately $170 million, $150 million, and $139 thousand, respectively. Under the Tax Cuts and Jobs Act, federal net operating losses incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation could reduce the Company’s ability to utilize net operating loss carryforwards. Federal net operating losses (“NOLS”) totaling $151.4 million expire in various amounts between 2022 and 2037. Federal NOLS totaling $18.6 million do not expire.

Year	Year of
Generated	Expiration	Amount
2002	2022	$5,794,541
2003	2023	1,520,649
2004	2024	3,571,227
2005	2025	5,530,815
2006	2026	7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,167,397
2021	N/A	4,166,084
Total NOLS		$170,074,959

State NOLS totaling $150 million expire in various years between 2022 and 2036.

Year	Year of
Generated	Expiration	Amount
2007	2022	$10,318,963
2008	2023	7,106,425
2009	2024	9,680,770
2010	2025	10,440,651
2011	2026	11,362,120
2012	2027	11,311,394
2013	2028	10,381,763
2014	2029	9,278,510
2015	2030	18,547,287
2016	2031	20,166,661
2017	2032	12,131,850
2018	2033	6,455,113
2019	2034	4,211,210
2020	2035	4,234,755
2021	2036	4,166,084
Total NOLS		$149,793,556

Australia NOLS totaling $138,540 do not expire.

Year Generated	Year of Expiration	Amount
2017	N/A	$861
2018	N/A	54,101
2019	N/A	13,843
2020	N/A	13,384
2021	N/A	56,351
Total NOLS		$138,540

The Company has determined that there are no uncertain tax positions as of December 31, 2021 or 2020.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Tennessee. The Company intends to permanently reinvest earnings in its foreign subsidiary.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2021, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional Federal income taxes (net of available tax credits) would be payable if such earnings were to be repatriated.

12. Leases

Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $6,100 per month.

On August 13, 2021, the Company negotiated a reduced rent from July 1, 2021 through December 31, 2021 in the amount of $6,100 per month.

Total expense for operating leases for the year ended December 31, 2021 was $86,545, of which, $57,697 was included within research and development and $28,848 was included within general and administrative expenses on the consolidated statements of operations. Total expense for operating leases for the year ended December 31, 2020 was $90,821, of which, $60,547 was included within research and development and $30,274 was included within general and administrative expenses on the consolidated statements of operations.

As of December 31, 2021, the Company had no leases that were classified as a financing lease. As of December 31, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$82,678	$91,605

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	0.50 Years	1.50 Years

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under non-cancellable lease as of December 31, 2021 were as follows:

Years	Amount

2022	46,687
Total future minimum lease payments	46,687
Less: amount representing imputed interest	(1,070)
Total	$45,617

13. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2021 or 2020.

14. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022. As of December 31, 2021, the grant award is recorded as unearned grant revenue liability on the accompanying consolidated balance sheets.

15. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

On February 23, 2022, the Company negotiated a continued reduced rent from January 1, 2022 through June 30, 2022 in the amount of $6,100 per month.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation for the Company’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on August 25, 2016).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.5	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 18, 2021).

4.4†	Description of Securities.

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.7	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.8	2021 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2021).

10.9*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.10*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.11*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.12*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

10.13*	Amendment No. 2 to the Independent Contractor Agreement dated April 19, 2017 between the Company and Bruce Horowitz, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 9, 2019).

10.14*	Employment Agreement between the Company and Heather Raines, CPA, dated March 25, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 25, 2019).

10.15*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.16	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.17	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.18	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.19	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.20	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 29, 2022
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Bruce Horowitz	Director and Chief Operating Officer	March 29, 2022
Bruce Horowitz	(principal executive officer)

/s/ Webster Bailey	Director	March 29, 2022
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 29, 2022
John W. Lacey, III, MD

/s/ Ed Pershing	Director and Chairman of the Board	March 29, 2022
Ed Pershing

/s/ Dominic Rodrigues	Director and Vice Chairman of the Board	March 29, 2022
Dominic Rodrigues

