Form 10-Q
period 2022-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2022-05-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2022, was 419,447,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021), and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and:

●	Our potential receipt of sales from investigational rose bengal sodium-based drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty, and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to rose bengal sodium-based and other halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital through the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt or equity securities,

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition, and

●	Recently, many companies across a variety of sectors have reported disruptions, shortages, and other supply chain-related issues. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During the first quarter of 2022, we were able to effectively manage our supply of prescription drug candidates in a manner that avoided any significant interruptions to our clinical programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$173,614	$682,984
Restricted cash	2,307,395	2,423,958
Short-term receivables	3,050	5,107
Prepaid expenses and other current assets	227,908	329,908

Total Current Assets	2,711,967	3,441,957

Equipment and furnishings, less accumulated depreciation of $94,396 and $91,178, respectively	28,618	31,836
Operating lease right-of-use asset	15,177	39,563

Total Assets	$2,755,762	$3,513,356

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,597,496	$1,287,459
Deposit for purchase of Series D-1 Preferred Stock	-	150,000
Unearned grant revenue	2,312,395	2,500,000
Other accrued expenses	2,185,761	2,002,486
Accrued interest	35,856	10,578
Accrued interest - related parties	10,044	6,044
Notes payable	154,925	238,452
Convertible notes payable	1,310,000	1,260,000
Convertible notes payable - related parties	200,000	200,000
Operating lease liability	18,203	45,617

Total Current Liabilities	7,824,680	7,700,636

Commitments, contingencies, and litigations (Note 11)

Stockholders’ Deficiency:
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $14,164,889 at March 31, 2022 and December 31, 2021	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,270,860 and 9,218,449 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $106,132,320 and $105,532,804 at March 31, 2022 and December 31, 2021, respectively	9,271	9,219
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,447,119 shares issued and outstanding at March 31, 2022 and December 31, 2021	419,447	419,447
Additional paid-in capital	241,590,054	241,440,106
Accumulated other comprehensive loss	(35,183)	(34,467)
Accumulated deficit	(247,064,880)	(246,033,958)

Total Stockholders’ Deficiency	(5,068,918)	(4,187,280)

Total Liabilities and Stockholders’ Deficiency	$2,755,762	$3,513,356

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Grant Revenue	$187,605	$-

Operating Expenses:
Research and development	671,116	655,144
General and administrative	516,547	525,532
Total Operating Expenses	1,187,663	1,180,676

Total Operating Loss	(1,000,058)	(1,180,676)

Other Income/(Expense):
Interest income and interest expense	(30,864)	(489,274)

Total Other Expense, Net	(30,864)	(489,274)

Net Loss	$(1,030,922)	$(1,669,950)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,447,119	402,184,815

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net Loss	$(1,030,922)	$(1,669,950)
Other Comprehensive Loss:
Foreign currency translation adjustments	(716)	837
Total Comprehensive Loss	$(1,031,638)	$(1,669,113)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:						-				-
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)

Balance at March 31, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	$241,590,054	$(35,183)	$(247,064,880)	$(5,068,918)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Preferred Stock				Additional	Accumulated Other
	Series B		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:
Common Stock	-	-	250,000	250	19,500	-	-	19,750
Comprehensive loss:				-
Net loss	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive loss	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	$-	403,557,037	$403,558	$210,178,197	$(33,260)	$(242,164,365)	$(31,615,870)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,030,922)	$(1,669,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	19,750
Non-cash lease expense	24,386	20,006
Depreciation	3,218	3,216
Changes in operating assets and liabilities
Short term receivables	2,143	(515)
Prepaid expenses	101,964	45,822
Accounts payable	309,732	(10,927)
Unearned grant revenue	(187,605)	-
Other accrued expenses	183,001	12,252
Operating lease liability	(27,414)	(21,096)
Accrued interest expense	29,278	487,962

Net Cash Used In Operating Activities	(592,219)	(1,113,480)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	50,000	1,200,000
Repayment of short-term note payable	(83,527)	(74,417)
Proceeds from exercise of warrants	-	239,850
Net Cash (Used In) Provided By Financing Activities	(33,527)	1,365,433

Effect of exchange rates on cash, cash equivalents, and restricted cash	(187)	587

Net (Decrease) Increase In Cash, Cash Equivalents, and Restricted Cash	(625,933)	252,540

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	3,106,942	97,231

Cash, Cash Equivalents, and Restricted Cash, End of Period	$2,481,009	$349,771

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$173,614	$349,771
Restricted cash	2,307,395	-
	$2,481,009	$349,771

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or the “Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, based on a class of small molecules called halogenated xanthenes (“HXs”) that is entirely owned by the Company. Our lead HX molecule is named rose bengal sodium (“RBS”). A second synthesized HX molecule is 4,5,6,7-tetrabromo-3′,6′-dihydroxy-2′,4′,5′,7′-tetraiodo-3H-spiro[isobenz- ofuran-1,9′-xanthen]-3-one.

●

Oncology: PV-10®, an investigational cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP RBS, is undergoing clinical study for adult solid tumor cancers, such as melanoma and gastrointestinal (“GI”) tumors, including hepatocellular carcinoma (“HCC”), colorectal cancer metastatic to the liver (“mCRC”), neuroendocrine tumors (“NET”) metastatic to the liver (“mNET”), and uveal melanoma metastatic to the liver (“mUM”), among others. Orphan drug designation (“ODD”) status was granted to PV-10 by the U.S. Food and Drug Administration (the “FDA”) for metastatic melanoma in 2006, HCC in 2011, and ocular melanoma (including uveal melanoma) in 2019.

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

●	Pediatric Oncology: IL PV-10 is undergoing preclinical study for pediatric solid tumor cancers (including neuroblastoma, Ewing sarcoma, rhabdomyosarcoma, and osteosarcoma). ODD status was granted to PV-10 by the FDA for neuroblastoma in 2018.

●	Hematology: Oral formulations of cGMP RBS are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias). In vivo data of an acute lymphoblastic leukemia murine model indicated increased survival.

●	Virology: Systemic administration of formulations of cGMP RBS are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”). In silico data indicate docking-based binding affinity to SARS-CoV-2’s main protease, spike protein, and different variants of the spike protein. In vitro data indicate activity against SARS-CoV-2 in African green monkey kidney cell (Vero) and human lung epithelial cell (Calu-3) models, and synergistic activity with remdesivir in a Vero cell model.

●	Microbiology: Different formulations of cGMP RBS are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria, such as gram-positive and gram-negative. In vitro data indicate activity against a battery of gram-positive bacteria, including MDR strains, under fluorescent, LED, and natural light, and against gram-positive bacterial biofilms.

●	Ophthalmology: Topical formulations of cGMP RBS are undergoing preclinical study as potential treatments for diseases of the eye, such as infectious keratitis.

●	Dermatology: PH-10®, an investigational immune-dermatology agent administered as a topical formulation of cGMP RBS, is undergoing monotherapy clinical study and preclinical study as a monotherapy and in combination therapy with approved drugs for inflammatory dermatoses (including psoriasis and atopic dermatitis).

●	Animal Health: Different formulations of cGMP RBS are undergoing development as potential treatments for animal cancers and dermatological disorders.

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022.

The full extent of the SARS-CoV-2 pandemic impacts on the Company’s operations and financial condition is uncertain. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials, disrupt the Company’s regulatory activities, and/or have other adverse effects on the Company’s clinical development.

2. Liquidity and Going Concern

The Company’s cash, cash equivalents, and restricted cash were $2,481,009 at March 31, 2022 which includes the $2,307,395 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $5,112,713 and $4,258,679 as of March 31, 2022 and December 31, 2021, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2021 financing (see Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

3. Significant Accounting Policies

Since the date the Company’s December 31, 2021 consolidated financial statements were issued in its 2021 Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Recently Adopted Accounting Standards

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10 “Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its condensed consolidated financial statements.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents consist of Treasury bills of $42,594.

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less expenses and deposits to vendors in the amount of $192,605. See Note 10. Grants.

Cash Concentrations

Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of March 31, 2022 and December 31, 2021, the Company had cash, cash equivalent, and restricted cash balances in excess of FDIC insurance limits of $2,231,009 and $2,856,942, respectively.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

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

	March 31,	March 31,
	2022	2021
Warrants	512,500	82,764,164
Options	3,625,000	4,800,000
Convertible preferred stock	105,081,847	65,666
2021 unsecured convertible notes	5,436,408	-

Total potentially dilutive shares	114,655,755	87,629,830

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued payroll and taxes	$244,349	$174,533
Accrued vacation	50,859	42,871
Accrued directors’ fees	1,656,839	1,560,589
Accrued other expenses	233,714	224,493
Total Other Accrued Expenses	$2,185,761	$2,002,486

5. Convertible Notes Payable

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$1,260,000	$200,000	$1,460,000

Issued	50,000	-	50,000

Balance as of March 31, 2022	$1,310,000	$200,000	$1,510,000

For further details on the terms of the 2021 Notes, refer to our Form 10-K as filed with the SEC on March 29, 2022.

As of March 31, 2022, the Company had received 2021 Notes proceeds of $1,510,000, of which $200,000 is from a related party investor (an officer of the Company).

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of March 31, 2022 and December 31, 2021, the balance of the note payable was $154,925 and $238,452, respectively.

7. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $42,400 and $84,800, respectively, for services rendered. Director fees for Mr. Horowitz for the three months ended March 31, 2022 and 2021 were $18,750 and $18,750, respectively. Accrued director fees for Mr. Horowitz as of March 31, 2022 and December 31, 2021 were $300,000 and $281,250, respectively. Total amount owed to Capital Strategists as of March 31, 2022 and December 31, 2021 were $127,200. Mr. Horowitz serves as both COO and a Director, of the Company.

See Note 5 for details of other related party transactions.

Director fees during the three months ended March 31, 2022 and 2021 were $96,250 and $96,250, respectively. Accrued directors’ fees as of March 31, 2022 and December 31, 2021 were $1,656,839 and $1,560,589, respectively.

8. Stockholders’ Deficiency

Preferred Stock

During the three months ended March 31, 2022, the Company issued 52,411 shares of restricted Series D-1 Convertible Preferred Stock in exchange for an investment of $150,000 from a non-related party investor.

9. Leases

The Company currently leases 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments are approximately $6,100 per month.

On February 23, 2022, the Company negotiated a continued reduced rent from January 1, 2022 through June 30, 2022 in the amount of $6,100 per month.

Total operating lease expense for the three months ended March 31, 2022 was $14,959, of which, $9,973 was included within research and development and $4,986 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended March 31, 2021 was $24,762, of which, $16,508 was included within research and development and $8,254 was included within general and administrative expenses on the condensed consolidated statement of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$18,447	$23,831

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	3 months	1 year 3 months

Weighted Average Discount Rate
Operating leases	8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2022 were as follows:

Years	Amount
2022	$18,447
Total future minimum lease payments	18,447
Less: amount representing imputed interest	(234)
Total	$18,203

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022. As of March 31, 2022, the grant award of $2,312,395 is recorded as unearned grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded $187,605 of grant revenue during the three months ended March 31, 2022.

11. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

12. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Subsequent to March 31, 2022, the Company entered into a 2021 Note with a non-related party investor in the aggregate principal amount of $500,000 in connection with a 2021 Loan received by the Company for the same amount.

Subsequent to March 31, 2022, the Company announced it has added Aru Narendran, MD, PhD at the University of Calgary to the Scientific Advisory Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022 (“2021 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview

Provectus is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases, based on a class of small molecules called HXs that is entirely owned by the Company. The Company’s lead HX molecule is cGMP RBS.

Components of Operating Results

Grant Revenue

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Overview

Total operating expenses were $1,187,663 for the three months ended March 31, 2022, an increase of $6,987 or 0.6% compared to the three months ended March 31, 2021. The increase was driven primarily by (i) increased clinical trial cost, (ii) higher insurance costs and (iii) higher payroll and taxes, partially offset by (iv) lower legal and litigation fees and (v) lower rent and utilities cost. Net loss for the three months ended March 31, 2022 was $1,030,922, a decrease of $639,028 or 38.3% which was primarily attributable to lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021 and the recognition of grant revenue in the amount of $187,605.

	For the Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)	% Change

Grant Revenue	$187,605	$-	$187,605	0.0%

Operating Expenses:
Research and development	671,116	655,144	15,972	2.4%
General and administrative	516,547	525,532	(8,985)	-1.7%
Total Operating Expenses	1,187,663	1,180,676	6,987	0.6%

Total Operating Loss	(1,000,058)	(1,180,676)	180,618	-15.3%

Other Income/(Expense):
Interest income and interest expense	(30,864)	(489,274)	458,410	-93.7%

Total Other Expense, Net	(30,864)	(489,274)	458,410	-93.7%

Net Loss	$(1,030,922)	$(1,669,950)	$639,028	-38.3%

Grant Revenue

For the 3 months ended March 31, 2022 and 2021, there was $187,605 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $671,116 for the three months ended March 31, 2022, an increase of $15,972 or 2.4% compared to $655,144 for the three months ended March 31, 2021. The increase was primarily due to (i) increased cost on clinical trials due to increased recruitment and treatment in clinical trials, and (ii) higher insurance cost, partially offset by (iii) lower payroll and payroll taxes, and (iv) a decrease in rent expense.

	For the Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)	% Change

Research and development:
Clinical trial and research expenses	531,691	511,580	$20,111	3.9%
Depreciation/amortization	2,164	2,162	2	0.1%
Insurance	58,523	51,388	7,135	13.9%
Payroll and taxes	67,115	72,334	(5,219)	-7.2%
Rent and utilities	11,623	17,680	(6,057)	-34.3%
Total research and development	$671,116	$655,144	$15,972	2.4%

General and Administrative Expenses

General and administrative expenses were $516,547 for the three months ended March 31, 2022, a decrease of $8,985 or 1.7% compared to $525,532 for the three months ended March 31, 2021. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) reduced rent and utilities cost, and (iii) lower other general and administrative cost, partially offset by (iv) increased payroll and taxes and (v) higher insurance cost.

	For the Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)	% Change

General and administrative:
Depreciation	$1,054	$1,054	$-	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	48,218	43,566	4,652	10.7%
Legal and litigation	112,534	132,015	(19,481)	-14.8%
Other general and administrative cost	22,859	31,005	(8,146)	-26.3%
Payroll and taxes	64,299	46,060	18,239	39.6%
Professional fees	166,355	165,716	639	0.4%
Rent and utilities	5,599	8,726	(3,127)	-35.8%
Foreign currency translation	(621)	1,140	(1,761)	-154.5%
Total general and administrative	$516,547	$525,532	$(8,985)	-1.7%

Other Income/(Expense)

Interest expense decreased by $458,410 from $489,274 for the three months ended March 31, 2021 to $30,864 for the three months ended March 31, 2022. The decrease was due to the lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021.

	For the Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)	% Change

Other Income/(Expense):
Interest income and interest expense	$(30,864)	$(489,274)	$458,410	-93.7%
Total Other Expenses, Net	$(30,864)	$(489,274)	$458,410	-93.7%

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and restricted cash were $2,481,009 at March 31, 2022 which includes the $2,307,395 of restricted cash resulting from a grant received from the State of Tennessee, compared to $3,106,942 at December 31, 2021, which included $2,423,958 of restricted cash. The Company’s working capital deficiency was $5,112,713 and $4,258,679 as of March 31, 2022 and December 31, 2021, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $247,064,880 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of March 31, 2022, cash required for our current liabilities included approximately $3,801,460 for accounts payable and accrued expenses (including lease liabilities) and a $154,925 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $1,510,000 plus accrued interest will mature one year from the date of the notes. There are no cash requirements for long-term liabilities at March 31, 2022. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at March 31, 2022.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 –Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Recently Adopted Accounting Standards

Recently adopted accounting standards are included in Note 3 – Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 11.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2021 Financing

During the three months ended March 31, 2022, the Company had received aggregate proceeds of $50,000 pursuant to certain unsecured convertible notes (the “2021 Notes”). As of March 31, 2022, the Company had drawn down $1,510,000 under the 2021 Notes.

For further details on the terms of the 2021 Notes, refer to our Form 10-K as filed with the SEC on March 29, 2022.

Preferred Convertible Stock

During the three months ended March 31, 2022, the Company issued 52,411 shares of Series D-1 Convertible Preferred Stock in consideration of a $150,000 investment.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Elimination with respect to Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on April 5, 2022).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.4**	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (as amended by the Certificate of Amendment, dated March 30, 2022).

3.5	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 12, 2022	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

