Form 10-Q
period 2022-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2022-08-11
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36457

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 S Gay Street, Suite 1610 Knoxville, Tennessee	37929
(Address of principal executive offices)	(Zip Code)

866-594-5999

(Registrant’s telephone number, including area code)

10025 Investment Drive, Suite 250, Knoxville, TN 37932

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 10, 2022, was 419,497,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021), and Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and:

●	Our potential receipt of sales from investigational rose bengal sodium-based drug products PV-10® and PH-10®, and/or any other halogenated xanthene-based drug products (if and when approved); and licensing, milestone, royalty, and/or other payments related to these investigational drug products and/or the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to rose bengal sodium-based and other halogenated xanthene-based investigational drug products and/or drug substances,

●	Our ability to raise additional capital through the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt or equity securities,

●	The widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or a public health crisis, could disrupt our business and adversely affect our operations and financial condition, and

●	Many companies across a variety of sectors have reported and continue to report disruptions, shortages, and other supply chain-related issues. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During this second quarter of 2022, we were able to effectively manage our supply of prescription drug candidates in a manner that avoided any significant interruptions to our clinical programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$84,274	$682,984
Restricted cash	1,948,335	2,423,958
Short-term receivables	2,744	5,107
Prepaid expenses and other current assets	243,394	329,908

Total Current Assets	2,278,747	3,441,957

Equipment and furnishings, less accumulated depreciation of $97,215 and $91,178, respectively	25,799	31,836
Operating lease right-of-use asset	138,863	39,563

Total Assets	$2,443,409	$3,513,356

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,894,201	$1,287,459
Deposit for purchase of Series D-1 Preferred Stock	-	150,000
Unearned grant revenue	1,990,685	2,500,000
Other accrued expenses	2,331,621	2,002,486
Accrued interest	68,389	10,578
Accrued interest - related parties	14,044	6,044
Notes payable	142,693	238,452
Convertible notes payable	1,810,000	1,260,000
Convertible notes payable - related parties	200,000	200,000
Operating lease liability, current portion	42,662	45,617

Total Current Liabilities	8,494,295	7,700,636

Operating lease liability, non-current portion	96,201	-

Total Liabilities	8,590,496	7,700,636

Commitments, contingencies, and litigations (Note 11)
Stockholders’ Deficiency:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $14,164,889 at June 30, 2022 and December 31, 2021	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,270,860 and 9,218,449 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $106,132,320 and $105,532,804 at June 30, 2022 and December 31, 2021, respectively	9,271	9,219

Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,447,119 shares issued and outstanding at June 30, 2022 and December 31, 2021	419,447	419,447
Additional paid-in capital	241,590,054	241,440,106
Accumulated other comprehensive loss	(35,511)	(34,467)
Accumulated deficit	(248,142,721)	(246,033,958)

Total Stockholders’ Deficiency	(6,147,087)	(4,187,280)

Total Liabilities and Stockholders’ Deficiency	$2,443,409	$3,513,356

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Grant Revenue	$321,710	$-	$509,315	$-

Operating Expenses:
Research and development	816,648	602,979	1,487,764	1,258,123
General and administrative	583,042	619,038	1,099,589	1,144,570
Total Operating Expenses	1,399,690	1,222,017	2,587,353	2,402,693

Total Operating Loss	(1,077,980)	(1,222,017)	(2,078,038)	(2,402,693)

Other Income/(Expense):
Research and development tax credit	38,259	32,144	38,259	32,144
Gain from extinguishment	-	63,094	-	63,094
Interest income and interest expense	(38,120)	(452,812)	(68,984)	(942,086)
Total Other Income/(Expense), Net	139	(357,574)	(30,725)	(846,848)

Net Loss	$(1,077,841)	$(1,579,591)	$(2,108,763)	$(3,249,541)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,447,119	403,628,466	419,447,119	402,910,628

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Loss	$(1,077,841)	$(1,579,591)	$(2,108,763)	$(3,249,541)
Other Comprehensive Loss:
Foreign currency translation adjustments	(328)	(1,121)	(1,044)	(284)
Total Comprehensive Loss	$(1,078,169)	$(1,580,712)	$(2,109,807)	$(3,249,825)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)

Balance at March 31, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	$241,590,054	$(35,183)	$(247,064,880)	$(5,068,918)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,077,841)	(1,077,841)
Other comprehensive income	-	-	-	-	-	-	-	(328)	-	(328)

Balance at June 30, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	$241,590,054	$(35,511)	$(248,142,721)	$(6,147,087)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	-	-	-	-	-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:
Common stock	-	-	-	-	-	-	250,000	250	19,500	-	-	19,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	-	-	-	-	-	403,557,037	$403,558	$210,178,197	$(33,260)	$(242,164,365)	$(31,615,870)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	200,000	200	10,460	-	-	10,660
Stock-based compensation:
Common stock	-	-	-	-	-	-	25,000	25	1,650	-	-	1,675
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D-1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,579,591)	(1,579,591)
Other comprehensive income	-	-	-	-	-	-	-	-	-	(1,121)	-	(1,121)

Balance at June 30, 2021	100	$-	12,373,247	$12,373	9,440,594	$9,441	403,782,037	$403,783	$240,742,061	$(34,381)	$(243,743,959)	$(2,610,682)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(2,108,763)	$(3,249,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	21,913
Non-cash lease expense	31,142	40,012
Depreciation	6,037	6,432
Gain on forgiveness of PPP Loan and interest	-	(63,094)
Changes in operating assets and liabilities
Short term receivables	2,363	(1,632)
Prepaid expenses and other current assets	143,940	123,230
Accounts payable - trade	606,742	252,254
Unearned grant revenue	(509,315)	-
Other accrued expenses	329,135	152,786
Operating lease liability	(37,196)	(42,191)
Accrued interest expense	65,811	940,212

Net Cash Used In Operating Activities	(1,470,104)	(1,819,619)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	550,000	1,700,000
Repayment of short-term note payable	(153,185)	(95,387)
Note Payable	-	(85,398)
Proceeds from exercise of warrants	-	250,510
Net Cash Provided By Financing Activities	396,815	1,769,725

Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,044)	70

Net Decrease In Cash, Cash Equivalents, and Restricted Cash	(1,074,333)	(49,824)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	3,106,942	97,231

Cash, Cash Equivalents, and Restricted Cash, End of Period	$2,032,609	$47,407

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$84,274	$47,407
Restricted cash	1,948,335	-
	$2,032,609	$47,407

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	$(57,426)	$(309,710)
Deposit applied for purchase of Series D-1 Preferred Stock	$(150,000)	$-
Conversion of non-amended 2017 Notes to Series D Preferred Stock	$-	$3,541,222
Conversion of amended 2017 Notes and 2020 Notes to Series D-1 Preferred Stock	$-	$27,031,858
Right-of-use assets obtained in exchange for operating lease liabilities	$130,422	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases based on a class of small molecules called halogenated xanthenes (“HXs”), a class entirely owned by the Company.

Our lead HX molecule is named rose bengal sodium (“RBS”). The Company has established a multi-step approach using quality-by-design principles for synthesizing and manufacturing pharmaceutical-grade RBS by current good manufacturing practice (“cGMP”) and under the guidelines of The International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use. A second HX molecule has been synthesized, 4,5,6,7-tetrabromo-3′,6′-dihydroxy-2′,4′,5′,7′-tetraiodo-3H-spiro[isobenz- ofuran-1,9′-xanthen]-3-one.

●

Oncology: PV-10®, an investigational cancer immunotherapy administered by intralesional (“IL”) injection and an injectable formulation of cGMP RBS, is undergoing clinical study for adult solid tumor cancers.

Oral formulations of cGMP RBS are also undergoing preclinical study as prophylactic and therapeutic treatments for high-risk and refractory adult solid tumor cancers.

●	Pediatric Oncology: IL PV-10 is undergoing preclinical study for pediatric solid tumor cancers.

●	Hematology: Oral formulations of cGMP RBS are undergoing preclinical study for refractory and relapsed pediatric blood cancers (including leukemias).

●	Virology: Systemic administration of formulations of cGMP RBS are undergoing preclinical study for the novel strain of coronavirus (“CoV”): severe acute respiratory syndrome (“SARS”) CoV 2 (“SARS-CoV-2”).

●	Microbiology: Different formulations of cGMP RBS are undergoing preclinical study as potential treatments for multi-drug resistant (“MDR”) bacteria.

●	Ophthalmology: Topical formulations of cGMP RBS are undergoing preclinical study as potential treatments for diseases and disorders of the eye.

●	Dermatology: PH-10®, an investigational immune-dermatology agent administered as a topical formulation of cGMP RBS, is undergoing monotherapy clinical study as well as preclinical study as a monotherapy and in combination therapy with approved drugs for inflammatory dermatoses.

●	Animal Health: Different formulations of cGMP RBS are undergoing development as potential treatments for animal cancers and dermatological disorders.

To date, the Company has not generated any revenues or profits from planned principal operations. The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

SARS-CoV-2 was first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022.

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

2. Liquidity and Going Concern

The Company’s cash, cash equivalents, and restricted cash were $2,032,609 at June 30, 2022 which includes $1,948,335 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $6,215,548 and $4,258,679 as of June 30, 2022 and December 31, 2021, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents consist of Treasury bills of $0 and $42,594, respectively.

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less expenses and deposits to vendors in the amount of $551,665. See Note 10. Grants.

Cash Concentrations

Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of June 30, 2022 and December 31, 2021, the Company had cash, cash equivalents, and restricted cash balances in excess of FDIC insurance limits of $1,782,609 and $2,856,942, respectively.

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

	June 30,	June 30,
	2022	2021
Warrants	512,500	82,589,164
Options	3,425,000	4,800,000
Convertible preferred stock	105,081,847	106,778,757
2021 unsecured convertible notes	7,311,088	-

Total potentially dilutive shares	116,330,435	194,167,921

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued payroll and taxes	$259,008	$174,533
Accrued vacation	56,356	42,871
Accrued directors’ fees	1,753,089	1,560,589
Accrued other expenses	263,168	224,493
Total Other Accrued Expenses	$2,331,621	$2,002,486

5. Convertible Notes Payable

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$1,260,000	$200,000	$1,460,000

Issued	50,000	-	50,000

Balance as of March 31, 2022	$1,310,000	$200,000	$1,510,000

Issued	500,000	-	500,000

Balance as of June 30, 2022	$1,810,000	$200,000	$2,010,000

For further details on the terms of the 2021 Notes, refer to our Form 10-K as filed with the SEC on March 29, 2022.

As of June 30, 2022, the Company had received 2021 Notes proceeds of $2,010,000, of which $200,000 is from a related party investor (a Company officer).

Subsequent to June 30, 2022, the Company received 2021 Notes proceeds of $225,000 from a related party investor (a Company director). See Note 12. Subsequent Events.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of June 30, 2022 and December 31, 2021, the balance of the note payable was $142,693 and $238,452, respectively.

7. Related Party Transactions

During the three months ended June 30, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $42,400 and $42,400, respectively, for services rendered. Director fees for Mr. Horowitz for the three months ended June 30, 2022 and 2021 were $18,750 and $18,750, respectively.

During the six months ended June 30, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $84,800 and $127,200, respectively, for services rendered. Director fees for Mr. Horowitz for the six months ended June 30, 2022 and 2021 were $37,500 and $37,500, respectively.

Accrued director fees for Mr. Horowitz as of June 30, 2022 and December 31, 2021 were $318,750 and $281,250, respectively. Total amount owed to Capital Strategists for consulting fees as of June 30, 2022 and December 31, 2021 were $169,600 and $127,200, respectively. Mr. Horowitz serves as both Chief Operating Officer (“COO”) and a Company director.

See Note 5 for details of other related party transactions.

Director fees during the three months ended June 30, 2022 and 2021 were $96,250 and $96,250, respectively. Director fees during the six months ended June 30, 2022 and 2021 were $192,500 and $192,500, respectively. Accrued directors’ fees as of June 30, 2022 and December 31, 2021 were $1,753,089 and $1,560,589, respectively.

8. Stockholders’ Deficiency

Preferred Stock

During the six months ended June 30, 2022, the Company issued 52,411 shares of restricted Series D-1 Convertible Preferred Stock in exchange for an investment of $150,000 from a non-related party.

Annual Stockholder Meeting Proposals

The Company held its annual meeting of stockholders on June 22, 2022. As proposal number 4, stockholders authorized the Company’s board of directors (the “Board”) to amend the Company’s Certificate of Incorporation, as amended by the Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Designation of Series D-1 Convertible Preferred Stock (the “Certificates of Designation”), to effect a reverse stock split of the Company’s common stock, Series D Convertible Preferred Stock, and Series D-1 Convertible Preferred Stock at a ratio of between 1-for-10 and 1-for-50, where the ratio would be determined by the Board at its discretion, and to make corresponding amendments to the Certificates of Designation to provide for the proportional adjustment of certain terms upon a reverse stock split, consistent with the Board’s recommendation. As proposal number 5, the Company’s stockholders also authorized the Board, given the stockholders’ approval of proposal number 4, to amend the Company’s Certificate of Incorporation, as amended by the Certificates of Designation, to decrease the number of authorized shares of the Company’s common stock and preferred stock by the same reverse stock split ratio determined by the Board, consistent with the Board’s recommendation. The Board has not acted on these stockholder authorizations as of the filing date.

9. Leases

The Company leased 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments were approximately $6,100 per month due to the Company negotiating a continued reduced rent from January 1, 2022 through June 30, 2022.

On June 30, 2022, the lease expired and was not renewed. On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term on the lease.

Total operating lease expense for the three months ended June 30, 2022 was $23,092, of which, $15,395 was included within research and development and $7,697 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended June 30, 2021 was $23,044, of which, $15,363 was included within research and development and $7,681 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the six months ended June 30, 2022 was $38,051, of which, $25,367 was included within research and development and $12,684 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the six months ended June 30, 2021 was $47,806, of which, $31,871 was included within research and development and $15,935 was included within general and administrative expenses on the condensed consolidated statement of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$38,625	$45,784

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$151,693	$-

Weighted Average Remaining Lease Term
Operating leases	3 years	1 year

Weighted Average Discount Rate
Operating leases	5% - 8.0%	8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2022 were as follows:

Years	Amount
2022	$24,318
2023	49,311
2024	50,663
2025	25,669
Total future minimum lease payments	149,961
Less: amount representing imputed interest	11,098
Total	$138,863

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022. As of June 30, 2022, $1,990,685 has been recorded as unearned grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded $509,315 of grant revenue during the six months ended June 30, 2022. The grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022.

11. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising from the ordinary course of business and/or that may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

12. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to June 30, 2022, the Company received 2021 Notes proceeds of $225,000 from a related party investor (a Company director).

Common Stock

Subsequent to June 30, 2022, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant with a grant date value of $1,500 for services.

Subsequent to June 30, 2022, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to an employee with a grant date value of $1,500 as an award.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

Overview

Total operating expenses were $1,399,690 for the three months ended June 30, 2022, an increase of $177,673 or 14.5% compared to the three months ended June 30, 2021. The increase was driven primarily by (i) increased clinical trial cost, (ii) higher insurance costs and (iii) higher professional fees, partially offset by (iv) lower legal and litigation fees. Net loss for the three months ended June 30, 2022 was $1,077,841, a decrease of $501,750 or 31.8% which was primarily attributable to lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021 and the recognition of grant revenue in the amount of $321,710.

	For the Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change

Grant Revenue	$321,710	$-	$321,710	0.0%

Operating Expenses:
Research and development	816,648	602,979	213,669	35.4%
General and administrative	583,042	619,038	(35,996)	-5.8%
Total Operating Expenses	1,399,690	1,222,017	177,673	14.5%

Total Operating Loss	(1,077,980)	(1,222,017)	144,037	-11.8%

Other Income/(Expense):
Research and development tax credit	38,259	32,144	6,115	19.0%
Gain from extinguishment	-	63,094	(63,094)	-100.0%
Interest income and interest expense	(38,120)	(452,812)	414,692	-91.6%

Total Other Income/ (Expense), Net	139	(357,574)	357,713	-100.0%

Net Loss	$(1,077,841)	$(1,579,591)	$501,750	-31.8%

Grant Revenue

For the three months ended June 30, 2022 and 2021, there was $321,710 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $816,648 for the three months ended June 30, 2022, an increase of $213,669 or 35.4% compared to $602,979 for the three months ended June 30, 2021. The increase was primarily due to (i) increased cost on clinical trials due to increased recruitment and treatment in clinical trials, and (ii) higher insurance cost.

	For the Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$674,294	$465,627	$208,667	44.8%
Depreciation/amortization	1,765	2,162	(397)	-18.4%
Insurance	57,367	51,393	5,974	11.6%
Payroll and taxes	67,360	67,706	(346)	-0.5%
Rent and utilities	15,862	16,091	(229)	-1.4%
Total research and development	$816,648	$602,979	$213,669	35.4%

General and Administrative Expenses

General and administrative expenses were $583,042 for the three months ended June 30, 2022, a decrease of $35,996 or 5.8% compared to $619,038 for the three months ended June 30, 2021. The decrease was primarily due to (i) lower legal fees relating to patents, partially offset by (ii) higher professional fees, and (iii) increased other general and administration expenses.

	For the Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,055	$1,055	$-	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	44,672	42,262	2,410	5.7%
Legal and litigation	126,087	216,723	(90,636)	-41.8%
Other general and administrative cost	34,476	15,583	18,893	121.2%
Payroll and taxes	63,575	62,540	1,035	1.7%
Professional fees	208,678	172,759	35,919	20.8%
Rent and utilities	8,267	8,219	48	0.6%
Foreign currency translation	(18)	3,647	(3,665)	-100.5%
Total general and administrative	$583,042	$619,038	$(35,996)	-5.8%

Other Income/(Expense)

Other income/(expense) decreased by $357,713 from ($357,574) for the three months ended June 30, 2021 to $139 for the three months ended June 30, 2022. The decrease was due to the lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021, offset by the gain from extinguishment of debt in 2021 relating to the PPP loan forgiveness.

	For the Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$38,259	$32,144	$6,115	19.0%
Gain from extinguishment	-	63,094	(63,094)	-100.0%
Interest income and interest expense	(38,120)	(452,812)	414,692	-91.6%
Total Other Income/(Expenses), Net	$139	$(357,574)	$357,713	-100.0%

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

Overview

Total operating expenses were $2,587,353 for the six months ended June 30, 2022, an increase of $184,660 or 7.7% compared to the six months ended June 30, 2021. The increase was driven primarily by (i) increased clinical trial cost, (ii) higher insurance costs and (iii) higher professional fees, partially offset by (iv) lower legal and litigation fees, and (v) lower rent and utility expense. Net loss for the six months ended June 30, 2022 was $2,108,763, a decrease of $1,140,778 or 35.1% which was primarily attributable to lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021 and the recognition of grant revenue in the amount of $509,315.

	For the Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change

Grant Revenue	$509,315	$-	$509,315	0.0%

Operating Expenses:
Research and development	1,487,764	1,258,123	229,641	18.3%
General and administrative	1,099,589	1,144,570	(44,981)	-3.9%
Total Operating Expenses	2,587,353	2,402,693	184,660	7.7%

Total Operating Loss	(2,078,038)	(2,402,693)	324,655	-13.5%

Other Income/(Expense):
Research and development tax credit	38,259	32,144	6,115	19.0%
Gain from extinguishment	-	63,094	(63,094)	-100.0%
Interest income and interest expense	(68,984)	(942,086)	873,102	-92.7%
Total Other Expense, Net	(30,725)	(846,848)	816,123	-96.4%

Net Loss	$(2,108,763)	$(3,249,541)	$1,140,778	-35.1%

Grant Revenue

For the six months ended June 30, 2022 and 2021, there was $509,315 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $1,487,764 for the six months ended June 30, 2022, an increase of $229,641 or 18.3% compared to $1,258,123 for the six months ended June 30, 2021. The increase was primarily due to (i) increased cost on clinical trials due to increased recruitment and treatment in clinical trials, and (ii) higher insurance cost, partially offset by (iii) lower payroll and payroll taxes, and (iv) a decrease in rent and utility expenses.

	For the Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,205,985	$977,207	$228,778	23.4%
Depreciation/amortization	3,929	4,324	(395)	-9.1%
Insurance	115,890	102,781	13,109	12.8%
Payroll and taxes	134,475	140,040	(5,565)	-4.0%
Rent and utilities	27,485	33,771	(6,286)	-18.6%
Total research and development	$1,487,764	$1,258,123	$229,641	18.3%

General and Administrative Expenses

General and administrative expenses were $1,099,589 for the six months ended June 30, 2022, a decrease of $44,981 or 3.9% compared to $1,144,570 for the six months ended June 30, 2021. The decrease was primarily due to (i) lower legal fees relating to patents, partially offset by (ii) higher professional fees, (iii) increased payroll and taxes, and (iv) increased other general and administration expenses.

	For the Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$2,109	$2,109	$-	0.0%
Directors fees	192,500	192,500	-	0.0%
Insurance	92,890	85,828	7,062	8.2%
Legal and litigation	238,621	348,738	(110,117)	-31.6%
Other general and administrative cost	57,335	46,588	10,747	23.1%
Payroll and taxes	127,874	108,600	19,274	17.7%
Professional fees	375,033	338,475	36,558	10.8%
Rent and utilities	13,866	16,945	(3,079)	-18.2%
Foreign currency translation	(639)	4,787	(5,426)	-113.3%
Total general and administrative	$1,099,589	$1,144,570	$(44,981)	-3.9%

Other Income/(Expense)

Other income/(expense) decreased by $816,123 from ($846,848) for the six months ended June 30, 2021 to ($30,725) for the six months ended June 30, 2022. The decrease was due to the lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021, offset by the gain from extinguishment of debt in 2021 relating to the PPP loan forgiveness.

	For the Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$38,259	$32,144	$6,115	19.0%
Gain from extinguishment	-	63,094	(63,094)	-100.0%
Interest income and interest expense	(68,984)	(942,087)	873,103	-92.7%
Total Other Expenses, Net	$(30,725)	$(846,848)	$816,123	-96.4%

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and restricted cash were $2,032,609 at June 30, 2022 which includes the $1,948,335 of restricted cash resulting from a grant received from the State of Tennessee, compared to $3,106,942 at December 31, 2021, which included $2,423,958 of restricted cash. The Company’s working capital deficiency was $6,215,548 and $4,258,679 as of June 30, 2022 and December 31, 2021, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $248,142,721 as of June 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of June 30, 2022, cash required for our current liabilities included approximately $4,350,917 for accounts payable and accrued expenses (including lease liability) and a $142,693 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,010,000 plus accrued interest will mature one year from the date of the notes. Cash requirements for long-term liabilities were $96,201 at June 30, 2022. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2021 Financing

During the three months ended June 30, 2022, the Company had received aggregate proceeds of $500,000 pursuant to certain unsecured convertible notes (the “2021 Notes”). As of June 30, 2022, the Company had cumulatively drawn down $2,010,000 under the 2021 Notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 11, 2022	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

