Form 10-Q
period 2022-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2022-11-09
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 9, 2022, was 419,547,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates, PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During this third quarter of 2022, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2022	2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$67,030	$682,984
Restricted cash	1,644,321	2,423,958
Short-term receivables	564	5,107
Prepaid expenses and other current assets	187,500	329,908

Total Current Assets	1,899,415	3,441,957

Equipment and furnishings, less accumulated depreciation of $100,035 and $91,178, respectively	22,979	31,836
Operating lease right-of-use asset	128,059	39,563

Total Assets	$2,050,453	$3,513,356

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,941,315	$1,287,459
Deposit for purchase of Series D-1 Preferred Stock	-	150,000
Unearned grant revenue	1,675,795	2,500,000
Other accrued expenses	2,444,224	2,002,486
Accrued interest	104,589	10,578
Accrued interest - related parties	22,569	6,044
Notes payable	72,135	238,452
Convertible notes payable	1,810,000	1,260,000
Convertible notes payable - related parties	710,000	200,000
Operating lease liability, current portion	43,377	45,617

Total Current Liabilities	8,824,004	7,700,636

Operating lease liability, non-current portion	85,019	-

Total Liabilities	8,909,023	7,700,636

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $14,164,889 at September 30, 2022 and December 31, 2021	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,270,860 and 9,218,449 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $106,132,320 and $105,532,804 at September 30, 2022 and December 31, 2021, respectively	9,271	9,219

Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,497,119 shares issued and outstanding at September 30, 2022 and 419,447,119 issued and outstanding at December 31, 2021	419,497	419,447
Additional paid-in capital	241,593,029	241,440,106
Accumulated other comprehensive loss	(36,752)	(34,467)
Accumulated deficit	(248,855,988)	(246,033,958)

Total Stockholders’ Deficit	(6,858,570)	(4,187,280)

Total Liabilities and Stockholders’ Deficit	$2,050,453	$3,513,356

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Grant Revenue	$314,890	$-	$824,205	$-

Operating Expenses:
Research and development	580,390	608,653	2,068,154	1,866,776
General and administrative	400,689	438,578	1,500,278	1,583,148
Total Operating Expenses	981,079	1,047,231	3,568,432	3,449,924

Total Operating Loss	(666,189)	(1,047,231)	(2,744,227)	(3,449,924)

Other Income/(Expense):
Research and development tax (deficit)/credit	(638)	(507)	37,621	31,637
Gain from extinguishment	-	-	-	63,094
Interest expense, net	(46,440)	(3,521)	(115,424)	(945,607)

Total Other Expense, Net	(47,078)	(4,028)	(77,803)	(850,876)

Net Loss	$(713,267)	$(1,051,259)	$(2,822,030)	$(4,300,800)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,489,239	409,961,614	419,461,313	405,286,784

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Loss	$(713,267)	$(1,051,259)	$(2,822,030)	$(4,300,800)
Other Comprehensive Loss:
Foreign currency translation adjustments	(1,241)	(193)	(2,285)	(477)
Total Comprehensive Loss	$(714,508)	$(1,051,452)	$(2,824,315)	$(4,301,277)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)

Balance at March 31, 2022	12,373,247	12,373	9,270,860	9,271	419,447,119	419,447	241,590,054	(35,183)	(247,064,880)	(5,068,918)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,077,841)	(1,077,841)
Other comprehensive loss	-	-	-	-	-	-	-	(328)	-	(328)

Balance at June 30, 2022	12,373,247	12,373	9,270,860	9,271	419,447,119	419,447	241,590,054	(35,511)	(248,142,721)	(6,147,087)

Stock-based compensation:
Common Stock	-	-	-	-	50,000	50	2,975	-	-	3,025
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(713,267)	(713,267)
Other comprehensive loss	-	-	-	-	-	-	-	(1,241)	-	(1,241)

Balance at September 30, 2022	12,373,247	$12,373	9,270,860	$9,271	419,497,119	$419,497	$241,593,029	$(36,752)	$(248,855,988)	$(6,858,570)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

										Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	-	-	-	-	-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	4,500,000	4,500	235,350	-	-	239,850
Stock-based compensation:
Common stock	-	-	-	-	-	-	250,000	250	19,500	-	-	19,750
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,669,950)	(1,669,950)
Other comprehensive income	-	-	-	-	-	-	-	-	-	837	-	837

Balance at March 31, 2021	100	-	-	-	-	-	403,557,037	403,558	210,178,197	(33,260)	(242,164,365)	(31,615,870)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	200,000	200	10,460	-	-	10,660
Stock-based compensation:
Common stock	-	-	-	-	-	-	25,000	25	1,650	-	-	1,675
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D-1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(1,579,591)	(1,579,591)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(1,121)	-	(1,121)

Balance at June 30, 2021	100	-	12,373,247	12,373	9,440,594	9,441	403,782,037	403,783	240,742,061	(34,381)	(243,743,956)	(2,610,679)

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued upon exercise of warrants	-	-	-	-	-	-	13,352,966	13,353	698,360	-	-	711,713
Stock-based compensation:												-
Common stock	-	-	-	-	-	-	25,000	25	1,750	-	-	1,775
Conversion of Series B Preferred Stock to Common Stock	(100)	-	-	-	-	-	65,666	66	(66)	-	-	-
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	-	-	(222,145)	(222)	2,221,450	2,221	(1,999)	-	-	-
Comprehensive loss:												-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,051,259)	(1,051,259)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(193)	-	(193)

Balance at September 30, 2021	-	$-	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,448	$241,440,106	$(34,574)	$(244,795,215)	$(2,948,643)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(2,822,030)	$(4,300,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,025	23,688
Non-cash lease expense	41,947	62,085
Depreciation	8,857	9,648
Gain on forgiveness of PPP Loan and interest	-	(63,094)
Changes in operating assets and liabilities
Short term receivables	4,351	2,448
Prepaid expenses and other current assets	142,129	145,639
Accounts payable	654,017	302,978
Unearned grant revenue	(824,205)	-
Other accrued expenses	442,355	306,116
Operating lease liability	(47,664)	(66,246)
Accrued interest	110,536	942,257

Net Cash Used In Operating Activities	(2,286,682)	(2,635,281)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	550,000	1,700,000
Proceeds from issuance of convertible notes payable - related parties	510,000	200,000
Repayment of short-term note payable	(166,317)	(219,172)
Deposit for purchase of Series D-1 Preferred Stock	-	150,000
Proceeds from exercise of warrants	-	962,223
Net Cash Provided By Financing Activities	893,683	2,793,051

Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,592)	(918)

Net (Decrease) Increase In Cash, Cash Equivalents, and Restricted Cash	(1,395,591)	156,852

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	3,106,942	97,231

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,711,351	$254,083

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$67,030	$254,083
Restricted cash	1,644,321	-
	$1,711,351	$254,083

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	$(57,146)	$(282,667)
Deposit applied to equity issuances	$(150,000)	$-
Conversion of non-amended 2017 Notes to Series D Preferred Stock	$-	$3,541,222
Conversion of amended 2017 Notes and 2020 Notes to Series D-1 Preferred Stock	$-	$27,031,858
Conversion of Series D-1 Preferred Stock to Common stock	$-	$222
Right-of-use asset for lease liability	$130,422	$-

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases that are based on a class of synthetic small molecule immuno-modulators called halogenated xanthenes (“HXs”). Our lead molecule is named rose bengal sodium (“RBS”).

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient in the drug product candidates of our current clinical development programs and the preclinical formulations of our current drug discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration,

The Company believes that RBS targets disease in a bifunctional manner. First, direct contact may lead to cell death or repair depending on the disease being treated and the concentration of the RBS utilized in the treatment. Secondly, multivariate immune signaling, activation, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry ClinicalTrials.gov.

The Company believes that it is the first and only entity to date to successfully, reproducibly, and consistently make pharmaceutical-grade RBS at a purity of nearly 100%.

The Company’s small molecule HX medical science platform comprises a number of different drug product candidates and preclinical pharmaceutical-grade RBS formulations using different concentrations and delivered by different routes of administration specific to each disease area and/or indication. The Company’s HX medical science platform includes clinical development programs in oncology, dermatology, and ophthalmology; proof-of-concept in vivo drug discovery programs in oncology, hematology, wound healing, and animal health; and preclinical in vitro drug discovery programs in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Severe acute respiratory syndrome (“SARS”) coronavirus (“CoV”) 2 (“SARS-CoV-2”) was first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash, cash equivalents, and restricted cash were $1,711,351 at September 30, 2022 which includes $1,644,321 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $6,924,589 and $4,258,679 as of September 30, 2022 and December 31, 2021, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2022 financing (see Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents consist of Treasury bills of $0 and $42,594, respectively.

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less expenses and deposits to vendors in the amount of $855,679. See Note 10. Grants.

Cash Concentrations

Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of September 30, 2022 and December 31, 2021, the Company had cash, cash equivalents, and restricted cash balances in excess of FDIC insurance limits of $1,461,351 and $2,856,942, respectively.

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

	September 30,	September 30,
	2022	2021
Warrants	487,500	512,500
Options	3,425,000	3,625,000
Convertible preferred stock	105,081,847	104,557,737
2021 unsecured convertible notes	8,602,376	-
2022 unsecured convertible notes	646,952	-

Total potentially dilutive shares	118,243,675	108,695,237

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued payroll and taxes	$300,691	$174,533
Accrued vacation	57,088	42,871
Accrued directors’ fees	1,849,339	1,560,589
Accrued other expenses	237,106	224,493
Total Other Accrued Expenses	$2,444,224	$2,002,486

5. Convertible Notes Payable

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$1,260,000	$200,000	$1,460,000

Issued	50,000	-	50,000

Balance as of March 31, 2022	1,310,000	200,000	1,510,000

Issued	500,000	-	500,000

Balance as of June 30, 2022	1,810,000	200,000	2,010,000

Issued	-	325,000	325,000

Balance as of September 30, 2022	$1,810,000	$525,000	$2,335,000

On August 16, 2022, the 2021 Note from a related party investor (a Company officer) was extended for up to one additional year to expire on August 16, 2023.

For further details on the terms of the 2021 Financing and the details of the 2021 Notes, refer to our Form 10-K as filed with the SEC on March 29, 2022.

On September 20, 2022, the Board approved the closure of the 2021 Financing. As of September 30, 2022, the Company had received 2021 Notes proceeds of $2,335,000, of which $525,000 is from a related party investor (a Company officer and Company director).

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$-	$-	$-

Issued	-	-	-

Balance as of March 31, 2022	-	-	-

Issued	-	-	-

Balance as of June 30, 2022	-	-	-

Issued	-	185,000	185,000

Balance as of September 30, 2022	$-	$185,000	$185,000

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. As of September 30, 2022, the Company had received a 2022 Loan, as defined below, of $185,000 from a related party investor (a Company director) in connection with the 2022 Financing.

Pursuant to the 2022 Term Sheet, the 2022 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2022 Note, subject to certain exceptions.

The 2022 Financing will be in the form of an unsecured convertible loans (the “2022 Loan”) from the investors (the “2022 Loan Investors”) and evidenced by convertible promissory notes (individually, a “2022 Note” and collectively, the “2022 Notes”). In addition to customary provisions, the 2022 Notes will contain the following provisions:

(i)	The 2022 Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2022 Notes will be accelerated and all amounts due under the 2022 Notes may be immediately due and payable at the 2022 Loan Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2022 Loan may be convertible at the 2022 Loan Investors’ option into shares of Series D-1 Convertible Preferred Stock at a price per share equal to $2.8620. The Series D-1 Convertible Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2022 Loan will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2022 Note.

The embedded conversion options associated with the 2022 Note do not require bifurcation and treatment as a derivative liability and they do not represent a beneficial conversion feature because the effective conversion price is not at a discount to the commitment date market price.

For further details on the terms of the 2022 Financing and the details of the 2022 Notes, refer to our Form 8-K as filed with the SEC on September 26, 2022.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of September 30, 2022 and December 31, 2021, the balance of the note payable was $72,135 and $238,452, respectively.

7. Related Party Transactions

During the three months ended September 30, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $42,400 and $21,200, respectively, for services rendered. Director fees for Mr. Horowitz for the three months ended September 30, 2022 and 2021 were $18,750 and $18,750, respectively.

During the nine months ended September 30, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $127,200 and $148,400, respectively, for services rendered. Director fees for Mr. Horowitz for the nine months ended September 30, 2022 and 2021 were $56,250 and $56,250, respectively.

Accrued director fees for Mr. Horowitz as of September 30, 2022 and December 31, 2021 were $337,500 and $281,250, respectively. Total amount owed to Capital Strategists for consulting fees as of September 30, 2022 and December 31, 2021 were $190,800 and $127,200, respectively. Mr. Horowitz serves as both Chief Operating Officer (“COO”) and a Company director.

See Note 5 for details of other related party transactions.

Director fees during the three months ended September 30, 2022 and 2021 were $96,250 and $96,250, respectively. Director fees during the nine months ended September 30, 2022 and 2021 were $288,750 and $288,750, respectively. Accrued directors’ fees as of September 30, 2022 and December 31, 2021 were $1,849,339 and $1,560,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the nine months ended September 30, 2022, the Company issued 52,411 shares of restricted Series D-1 Convertible Preferred Stock in exchange for an investment of $150,000 from a non-related party.

Common Stock

During the nine months ended September 30, 2022, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant with a grant date value of $1,525 for services.

During the nine months ended September 30, 2022, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to an employee with a grant date value of $1,500 as an award.

Options

During the nine months ended September 30, 2022, the Company did not issue any options.

The following table summarizes option activity during the nine months ended September 30, 2022:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2022	3,625,000	$0.32

Granted	-	-
Exercised	-	-
Forfeited	(200,000)	0.86

Outstanding and exercisable at September 30, 2022	3,425,000	$0.29

The following table summarizes information about options outstanding at September 30, 2022:

	Number Outstanding and Exercisable	Weighted Average	Intrinsic Value
	at September 30,	Remaining Contractual	at September 30,
Exercise Price	2022	Life	2022

$0.12	2,425,000	3.10	$-
$0.29	100,000	3.10	$-
$0.67	200,000	0.90	$-
$0.75	550,000	3.20	$-
$0.88	150,000	1.80	$-

	3,425,000	2.96	$-

Warrants

During the nine months ended September 30, 2022, the Company did not issue any warrants.

The following table summarizes warrant activity during the nine months ended September 30, 2022:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2022	512,500	$0.92

Granted	-	-
Exercised	-	-
Forfeited	(25,000)	0.29

Outstanding and exercisable at September 30, 2022	487,500	$0.95

The following table summarizes information about warrants outstanding at September 30, 2022:

	Number Outstanding
	and Exercisable at September 30,	Weighted Average Remaining Contractual	Intrinsic Value at September 30,
Exercise Price	2022	Life	2022

$0.29	100,000	0.97	$-
$1.00	18,000	1.64	$-
$1.12	366,000	1.64	$-
$2.00	3,500	1.64	$-

	487,500	1.50	$-

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

Total operating lease expense for the three months ended September 30, 2022 was $12,497, of which, $8,331 was included within research and development and $4,166 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the three months ended September 30, 2021 was $15,887, of which, $10,591 was included within research and development and $5,296 was included within general and administrative expenses on the condensed consolidated statement of operations.

Total operating lease expense for the nine months ended September 30, 2022 was $50,548, of which, $33,698 was included within research and development and $16,850 was included within general and administrative expenses on the condensed consolidated statement of operations. Total operating lease expense for the nine months ended September 30, 2021 was $63,693, of which, $42,462 was included within research and development and $21,231 was included within general and administrative expenses on the condensed consolidated statement of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$50,784	$64,231

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$130,422	$-

Weighted Average Remaining Lease Term
Operating leases	2 years 9 months	9 months

Weighted Average Discount Rate
Operating leases	5% - 8.0%	8.0%

Future remaining minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2022 were as follows:

Years	Amount
2022	$12,159
2023	49,311
2024	50,663
2025	25,669
Total future minimum lease payments	137,802
Less: amount representing imputed interest	(9,406)
Total	$128,396

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses with Grant income presented as Grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s income from operations, in the period that such costs are incurred. As of September 30, 2022, $1,675,795 has been recorded as unearned Grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded $824,205 of grant revenue during the nine months ended September 30, 2022.

11. License Transactions

In the third quarter of 2019, the Company entered into a dialog with Bascom Palmer Eye Institute (“BPEI”) regarding collaboration on BPEI’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) using the Company’s pharmaceutical-grade RBS. On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of BPEI that included the use of OBC’s PDAT medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company paid $5,000 for the option that expires on May 31, 2023, and agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option and up to $25,000 of past UM patent expenses for this IP. The Company also entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and TOP PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis. This sponsored research by the Company is not associated with BPEI’s clinical efforts to utilize non-pharmaceutical grade rose bengal.

12. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising from the ordinary course of business and/or that may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to September 30, 2022, the Company entered into a 2022 Note with a non-related party investor in the aggregate principal amount of $75,000 in connection with a 2022 Loan received by the Company for the same amount.

Subsequent to September 30, 2022, the Company entered into a 2022 Note with a related party investor (a Company Director) in the aggregate principal amount of $92,500 in connection with a 2022 Loan received by the Company for the same amount.

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

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises a number of different drug product candidates and preclinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease area and/or indication, includes:

Clinical Development Programs

●	Oncology: Intratumoral (“ITU”) formulation PV-10® (“ITU PV-10”) has undergone and is undergoing multiple, monotherapy and combination therapy, early- to late-stage clinical trials, expanded access programs (“EAPs”) for groups of and individual patients, and/or quality of life (“QOL”) study at multiple clinical sites in Australia, Europe, and the U.S. for the treatments of Stage III and IV melanoma and different types of liver cancers. ITU PV-10 has undergone and is undergoing clinical monotherapy and combination therapy mechanism of action and mechanism of immune response study for melanoma, metastatic uveal melanoma, and metastatic neuroendocrine tumors at and/or with Moffitt Cancer Center in Tampa, Florida, The Queen Elizabeth Hospital in Adelaide, Australia, and MD Anderson Cancer Center in Houston, Texas.

●

Dermatology: Topical (“TOP”) formulation PH-10® (“TOP PH-10”) has undergone multiple mid-stage, monotherapy clinical trials for the treatments of psoriasis and atopic dermatitis at different clinical sites in the U.S. TOP PH-10 has undergone clinical monotherapy mechanism of action and mechanism of immune response study for psoriasis at The Rockefeller University in New York, New York (“TRU”).

Different formulations have undergone preclinical combination therapy study for psoriasis and are undergoing preclinical monotherapy study for skin inflammation at TRU.

●

Ophthalmology: The Company believes that clinical monotherapy proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

Pharmaceutical-grade TOP PV-305 is undergoing preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis at BPEI.

Proof-of-Concept In Vivo Drug Discovery Programs

●	Oncology: ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy POC in vivo of ITU administration.

Oral (“PO”) formulations are undergoing preclinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved monotherapy POC in vivo of PO administration, that the Company has achieved monotherapy proof-of-concept in vivo of PO administration in prophylactic and therapeutic settings, and that the Company has achieved monotherapy POC in vivo of intravenous (“IV”) administration.

●	Hematology: PO formulations are undergoing preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved POC in vivo of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that monotherapy POC in vivo of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of cutaneous canine cancers at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC in canines of ITU administration.

Preclinical In Vitro Drug Discovery Programs

●	Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing preclinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

Different formulations have undergone preclinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug resistant strains) and are undergoing preclinical monotherapy study for the treatment of oral bacterial infections at UTHSC.

Different formulations are undergoing preclinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations are undergoing preclinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

Business Strategy

The Company is selectively continuing ongoing and planning to initiate new monotherapy and combination therapy ITU PV-10 clinical trials in melanoma and liver cancer indications to generate more and/or new clinical data and appropriately utilizing clinical data from historical ITU PV-10 trials, EAPs, and/or QOL study of these oncology indications. Our goals are to pursue drug approval pathways and/or co-development relationships with commercial pharmaceutical companies for ITU PV-10 based on these indications and data.

The Company is developing a systemically-administered formulation of pharmaceutical-grade RBS for the treatment of cancer. Our goals, when this work is complete, are to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), take an initial systemic drug product candidate into an early-stage clinic trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration (e.g., PO, IV, IN) for other disease areas by endeavoring to show preclinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug product candidate into an early-stage clinic trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

The Company is endeavoring to fully elucidate the traits and characteristics of the RBS molecule using different academic medical centers under sponsored research and testing agreements. Our goal is to gain and communicate additional knowledge of the RBS molecule’s targeting, mechanism, signaling, immune response, and other features that are common to and/or different from each disease area and indication under research.

The Company is doing rigorous, chemical analytical comparisons of non-pharmaceutical grades of rose bengal from specialty chemical suppliers against the Company’s pharmaceutical-grade RBS. Our goal is to demonstrate the proprietary nature of the Company’s pharmaceutical-grade RBS and that our pharmaceutical-grade RBS meets the necessary uniformity and purity requirements for commercial pharmaceutical use.

RBS Drug Substance and Drug Product Candidate Manufacturing

Our pharmaceutical-grade RBS resulted from the Company’s innovation of a proprietary, patented, commercial-scale process to synthesize and utilize the RBS molecule into a viable active pharmaceutical ingredient (“API”) for commercial pharmaceutical use; the development of unique chemistry, manufacturing, and control (“CMC”) specifications for drug substance and drug product candidate manufacturing processes; the production and multi-year stability testing of multiple drug substance and drug product candidate lots; the comprehensive documentation of lot composition and reproducibility; and the review and acceptance of CMC data from these lots by seven different national drug regulatory agencies for use in a prior, multi-country, multi-center Phase 3 randomized control trial of the Company.

The Company’s drug substance and drug product candidate manufacturing processes employ Quality-by-Design principles, current good manufacturing practice (“cGMP”) regulations, and the guidelines of The International Council for Harmonization (ICH) of Technical Requirements for Pharmaceuticals for Human Use. These processes utilize controls that eliminate the formation of historical impurities and avoid the introduction of potentially hazardous impurities that the Company believes may have been and could be present in uncontrolled and unreported amounts in non-pharmaceutical-grades of rose bengal.

The Company’s processes of synthesizing the RBS molecule into pharmaceutical-grade RBS and manufacturing RBS drug substance and ITU PV-10 drug product candidate, the processes’ CMC specifications, and the CMC data from the production of stability lots of drug substance and drug product candidate have been reviewed by multiple national drug regulatory agencies prior to granting clinical trial authorizations for the Company to commence a historical Phase 3 study of ITU PV-10 for the treatment of locally advanced cutaneous melanoma, including the U.S. FDA, Germany’s Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM), Australia’s Therapeutic Goods Administration (TGA) under a clinical trial notification, France’s Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), Italy’s Agenzia Italiana del Farmaco (AIFA), Mexico’s Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS), and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica (ANMAT).

RBS Nonproprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the World Health Organization (“WHO”) Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for the non-proprietary name in the third quarter of 2020, and reached the status of recommended International Nonproprietary Names (“INN”). INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

The aim of the INN system since inception has been to provide health professionals with a unique and universally available designated name to identify each pharmaceutical substance or API, according to the WHO. The existence of an international nomenclature, in the form of INN, is important for the accurate identification, prescribing, and dispensing of medicines to patients, and for communication and exchange of information among health professionals and scientists worldwide.

Prior Medical Diagnostic Use of Rose Bengal

FDA-Approved Liver Diagnostic Use

In 1971, 131I rose bengal (Robengatope® [rose bengal sodium 131I injection USP]) was approved by the FDA (NDA 016224) for use as a diagnostic aid to determine liver function. In 2009, manufacturer Bracco Diagnostics Inc. withdrew Robengatope from the U.S. market because of the emergence of newer liver imaging methods, such as computed tomography.

Historic Ophthalmic Diagnostic Use

In 1974, Barnes-Hind Pharmaceuticals, Inc. (“Barnes-Hind”) introduced a medical device product of 1% rose bengal in an aqueous solution for the diagnosis of corneal injury, diagnosis of keratitis, keratoconjunctivitis, and sicca, and detection of foreign bodies in the eye. In 1981, Barnes-Hind introduced ophthalmic strips of the same concentration for the same indications. While both the solution and strip medical device products were accepted by the FDA for marketing, the Company does not believe that the devices or their respective claims were approved by the FDA because their introductions predated formal FDA review and approval of medical devices.

Non-Pharmaceutical Grades of Rose Bengal

Commercial-Grade

This material may be purchased from specialty chemical suppliers in the U.S. and from other parts of the world; however, the Company believes that the material itself is almost exclusively made in China and India under non-cGMP conditions. Commercial-grade rose bengal appears to have reported purity that may vary between approximately 80% and 95%, and that may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial-grade rose bengal is typically used by researchers for preclinical study of the rose bengal molecule for potential biomedical therapeutic applications.

We believe that commercial-grade rose bengal is still manufactured using the historical process (or a variant thereof) that was developed by the synthetic molecule’s Swiss creator Rudolph Gnehm in 1881. Some manufacturers may, however, apply purification techniques that the Company believes still result in material that may possess questionable purity and contaminants and may also be subject to substantial lot-to-lot manufacturing variability.

Diagnostic-Grade

The Company coined this phrase to describe non-approved rose bengal that is used as an ingredient in historical or current ophthalmic solutions and strips, has been historically or is presently compounded by pharmacists for ophthalmic use, and has been or is in other non-ophthalmic diagnostic tests such as the rose bengal test in human brucellosis.

We presume, but have not yet confirmed, that diagnostic-grade rose bengal is derived from commercial-grade rose bengal that may have undergone a form of purification and/or may have been compounded under cGMP regulations by a pharmacist, academic medical researcher, or commercial entity. Here too, the Company believes that purification may not sufficiently improve the amounts and accuracy of rose bengal purity and lot contents and may not adequately reduce or eliminate lot-to-lot manufacturing variability.

Chemical Analytical Comparison

In the first quarter of 2022, the Company began work with a U.S. contract development and manufacturing organization to rigorously and methodically assess three lots of commercial-grade rose bengal, one each from three different specialty chemical suppliers, and compare and contrast these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed by the end of the third quarter of 2022. The Company believes that the preliminary results of these analyses indicate that all three lots of commercial-grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

Potential Barriers to Entry

The Company believes that the Company’s proprietary, patented, pharmaceutical-grade RBS possesses several competitive advantages over non-pharmaceutical-grades of rose bengal that researchers, clinicians, and academic, business, and/or governmental competitors have used, are using, and/or may attempt to use for potential biomedical applications. The Company believes that non-pharmaceutical-grades of rose bengal may suffer from the uncontrolled presence of substance-related impurities and/or gross contaminants, substantial lot-to-lot manufacturing variability, inaccurately reported and/or misrepresented purity and contents, and the lack of reproducible, consistent, and fullsome CMC specifications and documentation.

The Company believes that historical and potentially hazardous impurities and other manufacturing and handling issues facing non-pharmaceutical-grades of rose bengal may pose significant scientific, technological, and economic challenges to overcome and validate for compliance with modern drug regulatory standards.

Components of Operating Results

Grant Revenue

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as unearned grant revenue and recognized as grant revenue when qualifying costs are incurred.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Overview

Total operating expenses were $981,079 for the three months ended September 30, 2022, a decrease of $66,152 or 6.3% compared to the three months ended September 30, 2021. The decrease was driven primarily by (i) reduced clinical trial cost, (ii) lower rent and utilities, (iii) lower legal and litigation fees and (iv) lower professional fees, partially offset by (v) higher insurance cost and (vi) higher other general and administrative cost. Net loss for the three months ended September 30, 2022 was $713,267, a decrease of $337,992 or 32.2% which was primarily attributable to a decrease in operating expenses, partially offset by higher interest expense from the 2021 and 2022 Financing Notes.

	For the Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change

Grant Revenue	$314,890	$-	$314,890	0.0%

Operating Expenses:
Research and development	580,390	608,653	(28,263)	-4.6%
General and administrative	400,689	438,578	(37,889)	-8.6%
Total Operating Expenses	981,079	1,047,231	(66,152)	-6.3%

Total Operating Loss	(666,189)	(1,047,231)	381,042	-36.4%

Other Income/(Expense):
Research and development tax (deficit)/credit	(638)	(507)	(131)	25.8%
Interest expense, net	(46,440)	(3,521)	(42,919)	1218.9%

Total Other Expense, Net	(47,078)	(4,028)	(43,050)	1068.8%

Net Loss	$(713,267)	$(1,051,259)	$337,992	-32.2%

Grant Revenue

For the three months ended September 30, 2022 and 2021, there was $314,890 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $580,390 for the three months ended September 30, 2022, a decrease of $28,263 or 4.6% compared to $608,653 for the three months ended September 30, 2021. The decrease was primarily due to (i) decreased cost of clinical trials due to full enrollment and follow up treatments and (ii) lower rent and utilities, partially offset by (iii) higher insurance cost and (iv) higher payroll cost.

	For the Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$449,638	$497,525	$(47,887)	-9.6%
Depreciation/amortization	1,765	2,161	(396)	-18.3%
Insurance	57,620	51,982	5,638	10.8%
Payroll and taxes	62,457	45,366	17,091	37.7%
Rent and utilities	8,910	11,619	(2,709)	-23.3%
Total research and development	$580,390	$608,653	$(28,263)	-4.6%

General and Administrative Expenses

General and administrative expenses were $400,689 for the three months ended September 30, 2022, a decrease of $37,889 or 8.6% compared to $438,578 for the three months ended September 30, 2021. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) lower professional fees, and (iii) lower rent and utilities, partially offset by (iv) higher insurance cost, (v) higher payroll cost, and (vi) increased other general and administration expenses.

	For the Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,054	$1,054	$-	0.0%
Directors fees	96,250	96,250	-	0.0%
Insurance	45,272	37,138	8,134	21.9%
Legal and litigation	65,602	130,683	(65,081)	-49.8%
Other general and administrative cost	14,991	9,052	5,939	65.6%
Payroll and taxes	61,554	43,981	17,573	40.0%
Professional fees	111,310	114,496	(3,186)	-2.8%
Rent and utilities	4,656	5,883	(1,227)	-20.9%
Foreign currency translation	-	41	(41)	-100.0%
Total general and administrative	$400,689	$438,578	$(37,889)	-8.6%

Other Income/(Expense)

Other expense increased by $43,050 from ($4,028) for the three months ended September 30, 2021 to ($47,078) for the three months ended September 30, 2022. The increase was due to the higher interest expense costs incurred in connection with the 2021 and 2022 Notes.

	For the Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$(638)	$(507)	$(131)	25.8%
Interest expense, net	(46,440)	(3,521)	$(42,919)	1218.9%
Total Other Expenses, Net	$(47,078)	$(4,028)	$(43,050)	1068.8%

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

Overview

Total operating expenses were $3,568,432 for the nine months ended September 30, 2022, an increase of $118,508 or 3.4% compared to the nine months ended September 30, 2021. The increase was driven primarily by (i) increased clinical trial cost, (ii) higher insurance costs, (iii) higher professional fees, (iv) higher payroll cost, and (v) higher other general and administrative cost, partially offset by (vi) lower legal and litigation fees, (vii) lower rent and utility expense, and (viii) lower foreign currency translation cost. Net loss for the nine months ended September 30, 2022 was $2,822,030, a decrease of $1,478,770 or 34.4% which was primarily attributable to a decrease in interest expense costs incurred in connection with the 2021 and 2022 Notes, partially offset by higher operating expenses.

	For the Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change

Grant Revenue	$824,205	$-	$824,205	0.0%

Operating Expenses:
Research and development	2,068,154	1,866,776	201,378	10.8%
General and administrative	1,500,278	1,583,148	(82,870)	-5.2%
Total Operating Expenses	3,568,432	3,449,924	118,508	3.4%

Total Operating Loss	(2,744,227)	(3,449,924)	705,697	-20.5%

Other Income/(Expense):
Research and development tax (deficit)/credit	37,621	31,637	5,984	18.9%
Gain from extinguishment	-	63,094	(63,094)	-100.0%
Interest expense, net	(115,424)	(945,607)	830,183	-87.8%
Total Other Income (Expense), Net	(77,803)	(850,876)	773,073	-90.9%

Net Loss	$(2,822,030)	$(4,300,800)	$1,478,770	-34.4%

Grant Revenue

For the nine months ended September 30, 2022 and 2021, there was $824,205 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $2,068,154 for the nine months ended September 30, 2022, an increase of $201,378 or 10.8% compared to $1,866,776 for the nine months ended September 30, 2021. The increase was primarily due to (i) increased cost on clinical trials due to increased recruitment and treatment in clinical trials, (ii) higher insurance cost and (iii) higher payroll cost, partially offset by (iv) a decrease in rent and utility expenses.

	For the Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	1,655,623	1,474,732	$180,891	12.3%
Depreciation/amortization	5,694	6,485	(791)	-12.2%
Insurance	173,510	154,763	18,747	12.1%
Payroll and taxes	196,932	185,406	11,526	6.2%
Rent and utilities	36,395	45,390	(8,995)	-19.8%
Total research and development	$2,068,154	$1,866,776	$201,378	10.8%

General and Administrative Expenses

General and administrative expenses were $1,500,278 for the nine months ended September 30, 2022, a decrease of $82,870 or 5.2% compared to $1,583,148 for the nine months ended September 30, 2021. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) lower rent and utilities cost, and (iii) lower foreign currency transactions, partially offset by (iv) higher professional fees, (v) increased payroll and taxes, (vi) increased insurance cost, and (vii) increased other general and administration expenses.

	For the Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$3,163	$3,163	$-	0.0%
Directors fees	288,750	288,750	-	0.0%
Insurance	138,162	122,966	15,196	12.4%
Legal and litigation	304,223	479,421	(175,198)	-36.5%
Other general and administrative cost	72,326	55,640	16,686	30.0%
Payroll and taxes	189,428	152,581	36,847	24.1%
Professional fees	486,343	452,971	33,372	7.4%
Rent and utilities	18,522	22,828	(4,306)	-18.9%
Foreign currency transaction	(639)	4,828	(5,467)	-113.2%
Total general and administrative	$1,500,278	$1,583,148	$(82,870)	-5.2%

Other Income/(Expense)

Other income/(expense) decreased by $773,073 from ($850,876) for the nine months ended September 30, 2021 to ($77,803) for the nine months ended September 30, 2022. The decrease was due to the lower interest expense costs incurred in connection with the 2017 and 2020 Notes which converted to preferred stock on June 20, 2021, offset by the gain from extinguishment of debt in 2021 relating to the PPP loan forgiveness.

	For the Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$37,621	$31,637	$5,984	-
Gain from extinguishment	-	63,094	(63,094)	0.0%
Interest expense, net	(115,424)	(945,607)	830,183	-87.8%
Total Other Expenses, Net	$(77,803)	$(850,876)	$773,073	-90.9%

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and restricted cash were $1,711,351 at September 30, 2022 which includes the $1,644,321 of restricted cash resulting from a grant received from the State of Tennessee, compared to $3,106,942 at December 31, 2021, which included $2,423,958 of restricted cash. The Company’s working capital deficiency was $6,924,589 and $4,258,679 as of September 30, 2022 and December 31, 2021, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $248,855,988 as of September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of September 30, 2022, cash required for our current liabilities included approximately $4,428,916 for accounts payable and other accrued expenses (including lease liability) and $72,135 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,520,000 plus accrued interest will mature one year from the date of the notes. Cash requirements for long-term liabilities were $85,019 at September 30, 2022. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Management’s plans include selling our equity securities and obtaining other financing, including the 2022 financing, to fund our capital requirements and on-going operations; however, there can be no assurance we will be successful in these efforts. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

The SARS-CoV-2 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the SARS-CoV-2 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects. The Company has experienced slower than normal enrollment and treatment of patients, and a prolonged SARS-CoV-2 pandemic could have a material adverse impact on the Company’s business and financial results, including the timing and ability of the Company to raise capital, initiate and/or complete current and/or future preclinical studies and/or clinical trials; disrupt the Company’s regulatory activities; and/or have other adverse effects on the Company’s clinical development. We have taken several temporary precautionary measures intended to help ensure the well-being of our employees and contractors and to minimize disruption to our business. We considered the impact of the SARS-CoV-2 pandemic on our business and operational assumptions and estimates, and determined there were no material adverse impacts on our results of operations and financial position at September 30, 2022.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2022 financing, equity financings, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 12.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2021 Financing

During the three months ended September 30, 2022, the Company had received aggregate proceeds of $325,000 pursuant to certain unsecured convertible notes (the “2021 Notes”). As of September 30, 2022, the Company had cumulatively drawn down $2,335,000 under the 2021 Notes.

For further details on the terms of the 2021 Notes, refer to our Form 10-K as filed with the SEC on March 29, 2022.

2022 Financing

During the three months ended September 30, 2022, the Company had received aggregate proceeds of $185,000 pursuant to certain unsecured convertible notes (the “2022 Notes”). As of September 30, 2022, the Company had cumulatively drawn down $185,000 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 8-K as filed with the SEC on September 26, 2022.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on September 26, 2022).

10.1**	2022 Financing Term Sheet.

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 9, 2022	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

