Form 10-K
period 2022-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2023-03-30
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

800 S Gay St, Suite 1610, Knoxville, TN 37929

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 was $22,587,552 (computed on the basis of $0.056 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2023 was 419,497,119.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2023 annual meeting of stockholders.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During 2022, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I

ITEM 1.	BUSINESS.

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation incorporated in 2002 (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases that are based on a class of synthetic small molecule immuno-catalysts called halogenated xanthenes (“HXs”). Our lead molecule is named rose bengal sodium (“RBS”).

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient (“API”) in the drug product candidates of our current clinical development programs and the preclinical formulations of our current drug discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration,

The Company believes that RBS targets disease in a bifunctional manner. First, direct contact may lead to cell death or repair depending on the disease being treated and the concentration of the RBS utilized in the treatment. Second, such contact may catalyze multivariate immune signaling and activation, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry ClinicalTrials.gov.

The Company believes that it is the first and only entity to date to successfully, reproducibly, and consistently make pharmaceutical-grade RBS at a purity of nearly 100%.

The Company’s small molecule HX medical science platform comprises a number of different drug product candidates and preclinical pharmaceutical-grade RBS formulations using different concentrations and delivered by different routes of administration specific to each disease area and/or indication. The Company’s HX medical science platform includes:

●	Clinical development programs in oncology, dermatology, and ophthalmology
●	In vivo proof-of-concept drug discovery programs in oncology, hematology, wound healing, and animal health, and
●	In vitro drug discovery programs in infectious diseases and tissue regeneration and repair.

Intellectual Property

U.S. Patents

We hold a number of patents covering the HX medical science platform that we have developed and are continuing to develop for drug product candidates and drug formulations in different disease areas. All patents awarded by the U.S. Patent and Trademark Office (“USPTO”) that are material to an understanding of the Company are listed in the table below:

U.S. Patent No.	Title	Issue Date	Expiration Date

7,201,914	Combination antiperspirant and antimicrobial compositions	April 10, 2007	May 15, 2024

8,530,675	Process for the synthesis of rose bengal and related xanthenes	September 10, 2013	April 21, 2031

9,107,887	Combination therapy for cancer	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	March 9, 2032

9,839,688	Combination of rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	December 12, 2017	March 9, 2032

10,130,658	Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound	November 20, 2018	December 18, 2035

10,471,144	Combination of local rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	November 12, 2019	November 12 2034

11,058,664	In vitro and xenograft anti-tumor activity of a halogenated-xanthene against refractory pediatric solid tumors	July 13, 2021	May 15, 2039

11,071,781	Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer	July 27, 2021	March 9, 2032

11,419,844	Composition and Methods for Treating Hematologic Cancers	August 23, 2022	December 3, 2040

11,426,379	Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions	August 30, 2022	November 29, 2038

We received two patent awards from the USPTO in 2022, U.S. patent numbers 11,419,844 and 11,426,379. Three patent applications were also published on the USPTO’s website:

●	Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer (USPTO application number 17/382,943),
●	Halogenated Xanthenes as Immune Adjuvants (17/488,430), and
●	Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions (17/466,600).

International Patents

In 2022, the Japanese Patent Office granted two of the Company’s patent applications, “In Vitro And Xenograft Anti-Tumor Activity Of A Halogenated-Xanthene Against Refractory Pediatric Solid Tumors” and “Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions.”

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform includes:

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

3

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

●

Ophthalmology: The Company believes that clinical monotherapy proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s (“UM’s”) Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

TOP PV-305 is undergoing preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis at BPEI.

In Vivo Proof-of-Concept Drug Discovery Programs

●	Oncology: ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Alberta, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy in vivo POC of ITU administration.

●	Oral (“PO”) formulations are undergoing preclinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved monotherapy in vivo POC of PO administration, that the Company has achieved monotherapy in vivo POC of PO administration in prophylactic and therapeutic settings, and that the Company has achieved monotherapy in vivo POC of intravenous (“IV”) administration.

●	Hematology: PO formulations are undergoing preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo POC of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that monotherapy in vivo POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch (“UTMB”) in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of cutaneous canine cancers at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC in canines of ITU administration.

In Vitro Drug Discovery Programs

●	Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing preclinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

●	Different formulations have undergone preclinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug resistant strains) and are undergoing preclinical monotherapy study for the treatment of oral bacterial infections at UTHSC.

●	Different formulations are undergoing preclinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations are undergoing preclinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas (“UNLV”) in Las Vegas, Nevada.

2022 Activity

In January, preclinical research on a formulation of the Company’s pharmaceutical-grade rose bengal against Gram-positive bacteria was published in Molecules, an open-access journal of chemistry by UTHSC: “Antibacterial Activity of Pharmaceutical-Grade Rose Bengal: An Application of a Synthetic Dye in Antibacterial Therapies.”

The USPTO published the Company’s patent application entitled “Halogenated Xanthenes as Vaccine Adjuvants” (publication no. 17/488,430) that contained, among other things, in vitro data that showed PV-10 was able to significantly increase numbers of interferon gamma-producing CD8 cells (compared to controls) for peptides representing various antigenic regions of the Hepatitis B virus (“HBV”) core protein (HBcAg). These peptides were selected for their capability to raise CD4 and CD8 T cells against HBV.

In March, data from an ongoing clinical trial of PV-10 for the treatment of neuroendocrine tumors metastatic to the liver refractory to somatostatin analogs and peptide receptor radionuclide therapy (NCT02693067) were presented as an oral presentation at the annual conference of the European Neuroendocrine Tumor Society (ENETS), held from March 10-11, 2022 in a hybrid setting of Barcelona, Spain and online: “A phase 1 study of percutaneous autolytic rose bengal disodium for metastatic uveal melanoma patients with hepatic metastases.”

The Company successfully developed and manufactured a second HX. The molecular name of the newly synthesized HX is 4,5,6,7-tetrabromo-3′,6′-dihydroxy-2′,4′,5′,7′-tetraiodo-3H-spiro[isobenz- ofuran-1,9′-xanthen]-3-one.

In April, preclinical research on systemic administration of PV-10 for the treatment of high-risk and refractory adult solid tumor cancers is being presented at the annual meeting of the American Association for Cancer Research (AACR), held April 8-13, 2022 in New Orleans, Louisiana: “Identification and In Vivo Validation of Unique Anti-Oncogenic Properties and Mechanisms Involving Protein Kinase Signaling and Autophagy Mediated by the Investigational New Agent PV-10.”

Aru Narendran, MD, PhD was added to the Company’s Scientific Advisory Board. Dr. Narendran is a professor in the departments of Pediatrics, Oncology, and Biochemistry & Molecular Biology at UCal, and holds the Kids Cancer Care Foundation Endowed Chair in Clinical and Translational Research in pediatric oncology.

The USPTO allowed US patent application 16/688,319 (Patent No. 11,419,844), “Composition and Method for Treating Hematologic Cancers,” covering the use of PV-10 for the treatment of hematologic diseases. In vivo data of mice with acute lymphoblastic leukemia receiving oral PV-10 showed increased survival compared to controls. This allowed patent application was the first patent awarded to the Company in hematology from the USPTO.

In May, the USPTO allowed US patent application 17/466,600 (Patent No. 11,426,379), “Combination of local and systemic therapies for enhanced treatment of dermatologic conditions,” covering the use of topical PH-10 in combination with one or more systemic therapies for the treatment of various inflammatory dermatoses, such as psoriasis and atopic dermatitis, and various epithelial diseases. This allowed patent application was the first patent awarded to the Company in dermatology from the USPTO.

In June, updated data from the Company’s initial expansion cohort of patients with uveal melanoma metastatic to the liver in its cancers-of-the-liver Phase 1 trial of PV-10 (NCT00986661) were presented at the 2022 American Society of Clinical Oncology (ASCO) annual meeting, held June 3-7 in Chicago, Illinois and online: “Metabolic complete responses (mCR) in metastatic uveal melanoma (mUM) patients treated with image-guided injection (IGI) of PV-10.”

The Company’s stockholders approved the proposals of the Board of Directors (“Board”) to seek the authority to undertake a reverse stock split and an authorized share reduction.

Updated data from the Company’s initial expansion cohort of patients with uveal melanoma metastatic to the liver in its cancers-of-the-liver Phase 1 trial of PV-10 (NCT00986661) were part of two oral presentations at the 20th Congress of the International Society of Ocular Oncology (ISOO), held June 17-21, 2022 in Leiden, The Netherlands: “A phase 1 study of percutaneous autolytic rose bengal disodium for metastatic uveal melanoma patients with hepatic metastases” and “Metabolic complete responses (mCR) in metastatic uveal melanoma (mUM) patients treated with image-guided injection of PV-10.”

In July, the Company initiated a new sponsored research program with Kelly Tseng, PhD, Associate Professor of Pathology and Lab Medicine, School of Life Sciences at UNLV to characterize the effects of the Company’s pharmaceutical-grade RBS on vertebrate tissue regeneration and repair. The Tseng Lab at UNLV will assess the effects of RBS on animal development and tissue repair using the African clawed frog (Xenopus laevis), an established vertebrate model organism, and in vivo assays to evaluate key biological processes: embryo development, wound healing, and tissue regeneration.

In August, the Company expanded its sponsored research program with Dr. Narendran at UCal to investigate systemic administration of Provectus’ pharmaceutical-grade rose bengal for the treatment of pediatric leukemia. The Company’s innovatively-assembled and proprietary rose bengal is the lead member of a class of small molecules called halogenated xanthenes. As part of this new sponsored research, the Narendran team plans to identify clinically-feasible drug combinations and synthetic lethality that have synergistic activity with Provectus’ rose bengal, evaluate systemic drug administration routes for maximal tolerability, evaluate the modulation of WNK1 (lysine deficient protein kinase 1) and other related pathways induced by the Company’s rose bengal, and complete demonstration of STING (stimulator of interferon genes) dimerization in leukemia cells.

The Company expanded its sponsored research program with Michio Kurosu, PhD, Professor, Department of Pharmaceutical Sciences at the College of Pharmacy of UTHSC to investigate the Company’s pharmaceutical-grade RBS for the treatment of anti-fungal and anti-oral bacterial infections. As part of this new sponsored research, the Kurosu team plans to evaluate the in vitro activity of Provectus’ rose bengal against different fungal strains and to conduct susceptibility tests against fungal and bacterial mouth microbes.

In September, the Company entered into an option agreement with UM for an exclusive worldwide license of intellectual property developed by the Ophthalmic Biophysics Center (“OBC”) of BPEI, which is part of the UM Health System, for the use of OBC’s photodynamic antimicrobial therapy (PDAT) medical device in combination with Provectus’ proprietary pharmaceutical-grade rose bengal for the treatment of bacterial, fungal, and viral infections of the eye. The Company also initiated a sponsored research program with OBC to investigate the Company’s pharmaceutical-grade RBS for the treatment of infectious keratitis.

The Company initiated a new sponsored research program with Amina El Ayadi, PhD, Assistant Professor, Surgical Sciences Division and Jayson Jay, PhD, Postdoctoral Research Fellow and Jeane B. Kempner Scholar of the Burn, Trauma, and Critical Care Research Laboratory in the Department of Surgery at UTMB to characterize the effects of Provectus’ proprietary pharmaceutical-grade RBS on full-thickness cutaneous wounds and during the subsequent phases of wound healing.

In October, the Company expanded its sponsored research program with James G. Krueger, MD, PhD, Co-director, Center for Clinical and Translational Science, D. Martin Carter Professor in Clinical Investigation, Senior Attending Physician, and head of the Laboratory of Investigative Dermatology at TRU to investigate the potential for PH-10 to directly alter the growth and differentiation of human keratinocytes, and to block cytokine-mediated signaling that creates different inflammatory skin diseases and may also be important in skin neoplasms.

In November, the International Nonproprietary Names (“INN”) Expert Committee of the World Health Organization (“WHO”) selected “rose bengal sodium” (RBS) for the nonproprietary name of the Company’s API. The RBS name was selected by the WHO Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations, reached the status of recommended INN after a period of public consultation, and was included in INN Recommended List 88 published with the No. 3 issue of the WHO Drug Information, Volume 36 in October 2022.

New data from the Company’s ongoing, multi-cohort, Phase 1b/2 study of the combination of PV-10 and anti-PD-1 therapy Keytruda (pembrolizumab) for the treatment of immune checkpoint blockade-naïve Stage III cutaneous melanoma (NCT01223415) were presented as a poster presentation and an oral video communication at Melanoma Bridge 2022 in Naples, Italy and online from December 1-3, 2022: “Response for combination of PV-10 autolytic immunotherapy and immune checkpoint blockade in stage III cutaneous melanoma,”

On November 29, 2022, the Company’s Board decided to not undertake the reverse stock split and authorized share reduction, which Company stockholders approved at the Company’s 2022 Annual Meeting of Stockholders, by the expiration date of December 31, 2022.

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

Supply Chain

In 2022, many companies across a variety of sectors were still having disruptions, shortages, and other supply chain-related issues. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During 2022, we were able to effectively manage our supply of prescription drug candidates in a manner that avoided any significant interruptions to our clinical programs.

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

The regulatory process required by the FDA, through which our prescription drug candidates must successfully pass before they may be marketed in the U.S., generally involves pre-clinical laboratory and animal testing, submission of an application that must become effective before clinical trials may begin, adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, and FDA approval to market a given product for a given indication after the appropriate application has been filed. For pharmaceutical products, pre-clinical tests include laboratory evaluation of the product, its chemistry, formulation, and stability, as well as in vitro and animal studies to assess the potential safety and efficacy of the product. We will require sponsored work to be conducted in compliance with pertinent local and international regulatory requirements, including those providing for Institutional Review Board approval, national governing agency approval, and patient informed consent, using protocols consistent with ethical principles stated in the Declaration of Helsinki and other internationally recognized standards and delineated by The International Conference on Harmonisation (“ICH”) Good Clinical Practice standards.

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

Human Capital Resources

We have four full-time employees who currently serve as CFO, CTO, senior scientist, and controller. We also engage independent contractors, who currently serve as COO, director of clinical operations, clinical research associates, information technology manager, and patient advocacy manager.

We believe the Company’s success depends on its ability to attract, develop, and retain key personnel. The skills, experience and industry knowledge of key members of our Board of Directors, employees, and contractors significantly benefit our operations and performance. The Company’s Board of Directors and management oversee various employee and contractor initiatives.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees and contractors safe and healthy. In response to the pandemic, the Company has taken actions aligned with the WHO and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. During the past three years, employees have worked remotely to ensure their safety, while continuing to perform their duties as they would have.

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

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2022, we have incurred net losses of approximately $250 million in the aggregate since inception in January 2002. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates, develop our prescription drug formulation candidates, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates and prescription drug formulation candidates in 2023 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2023 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of our prescription drug candidates and prescription drug formulation candidates on the basis of historical, ongoing, and prospective clinical and preclinical study results.

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

On September 20, 2022, the Board approved the closure of the 2021 Financing. As of December 31, 2022, the Company had received 2021 Notes proceeds of $2,335,000, of which $525,000 is from a related party investor (a Company officer and Company director), however $1,260,000 of these notes were converted to Series D-1 Preferred Shares during the 4th quarter 2022. The remaining 2021 notes is $1,075,000.

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. As of December 31, 2022, the Company had received 2022 Notes proceeds of $752,500, as defined below, of which $677,500 is from a related party investor (a Company director) in connection with the 2022 Financing.

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

The Company’s cash balance was $1,431,707 at December 31, 2022, which includes $1,410,102 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $6,293,198 and $4,258,679 as of December 31, 2022 and December 31, 2021, respectively. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop our prescription drug candidates and prescription drug formulation candidates, and to raise additional capital.

Management believes that we may have access to capital resources through possible public or private equity offerings, including the 2022 Financing, exchange offers, debt financings, corporate collaborations or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

Our prescription drug product candidates are at early- to mid-stages of development and may never obtain U.S. or international regulatory approvals required for us to commercialize our investigational drug product candidates.

We will need approval of the FDA to commercialize our prescription drug product candidates in the U.S. and approvals from FDA-equivalent regulatory authorities in international jurisdictions to commercialize our investigational drug product candidates there.

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

Our planned or ongoing clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials, include inability to raise funding, initiate or continue a trial, delays in obtaining regulatory approval to commence a trial, delays in reaching agreement with the FDA or other regulatory authorities on final trial design, imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities, delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites, delays in obtaining required institutional review board approval at each site, delays in recruiting suitable patients to participate in a trial, delays in having subjects complete participation in a trial or return for post-treatment follow-up, delays caused by subjects dropping out of a trial, delays caused by clinical sites dropping out of a trial, time required to add new clinical sites or to obtain regulatory approval and open sites in geographic regions beyond the sites initially planned, and delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Our business is presently managed by key Board members, employees, and independent contractors: (i) Ed Pershing, who is chairman of the Board, (ii) Dominic Rodrigues, who is vice chairman of the Board, (iii) Bruce Horowitz, our COO, who is an independent contractor, (iv) Eric Wachter, Ph.D., our Chief Technology Officer (“CTO”), who is an employee, and (v) Heather Raines, CPA, our CFO, who is an employee.

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

Risks Related to Our Intellectual Property (“IP”)

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

Our certificate of incorporation, as amended, and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Among other things, these provisions will (i) permit our Board to issue up to 25,000,000 shares of preferred stock which can be created and issued by the Board without prior stockholder approval, with rights senior to those of the common stock, (ii) provide that all vacancies on our Board, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (iii) require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent, (iv) provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice, (v) not provide for cumulative voting rights, and (vi) provide that special meetings of our stockholders may be called only by the Board or by such person or persons requested by a majority of the Board to call such meetings.

These and other provisions in our certificate of incorporation, as amended, and bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

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

In connection with the 2022, 2021, 2020 and 2017 Financings, we have issued convertible notes that converted or are convertible into shares of Series D and Series D-1 Preferred Stock. The Series D and Series D-1 Preferred Stock will have a first priority right to receive proceeds from the liquidation, winding-up or dissolution of us or certain mergers, corporate reorganizations or sales of our assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D and Series D-1 Preferred Stock (the “Date of Issuance”), the holders of Series D and Series D-1 Preferred Stock will receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D and Series D-1 Preferred Stock will receive a preference of six times (6x) their respective investment amount. As a result, upon the occurrence of a Company Event, the holders of Series D and Series D-1 Preferred Stock would have the right to receive proceeds from any such transaction before our common stockholders. The payment of this preference could result in our common stockholders not receiving any consideration in connection with a Company Event.

Risks Related to SARS-CoV-2

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing SARS-CoV-2 pandemic, which may affect our future access to liquidity and materially adversely affect our business operations, results of operations and financial condition.

SARS-CoV-2 was reportedly first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022.

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

We leased 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments were approximately $6,100 per month due to the Company negotiating a continued reduced rent from January 1, 2022 through June 30, 2022.

On June 30, 2022, the lease expired and was not renewed. On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term on the lease.

Item 3.	Legal Proceedings.

The information required by this item is incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16 – Commitments, contingencies, and litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTCQB Marketplace under the symbol “PVCT”.

As of March 28, 2023, we had 821 active stockholders of record of our common stock.

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

Recent Issuances of Unregistered Securities

During the year ended December 31, 2022, the Company issued 50,000 shares of common stock as incentive compensation with a value of $3,025.

During the year ended December 31, 2022, the Company did not issue any warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	[RESERVED].

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

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

The Company is developing a systemically-administered formulation of pharmaceutical-grade RBS for the treatment of cancer. Our goals, when this work is complete, are to file an investigational new drug application (“IND”) with the FDA, take an initial systemic drug product candidate into an early-stage clinical trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration (e.g., PO, IV, IN) for other disease areas by endeavoring to show preclinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug product candidate into an early-stage clinical trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

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

RBS Drug Substance and Drug Product Candidate Manufacturing

Our pharmaceutical-grade RBS resulted from the Company’s innovation of a proprietary, patented, commercial-scale process to synthesize and utilize the RBS molecule into a viable API for commercial pharmaceutical use; the development of unique chemistry, manufacturing, and control (“CMC”) specifications for drug substance and drug product candidate manufacturing processes; the production and multi-year stability testing of multiple drug substance and drug product candidate lots; the comprehensive documentation of lot composition and reproducibility; and the review and acceptance of CMC data from these lots by seven different national drug regulatory agencies for use in a prior, multi-country, multi-center Phase 3 randomized control trial of the Company.

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

RBS Nonproprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the WHO Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for the non-proprietary name in the third quarter of 2020, and reached the status of recommended INN. INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

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

Potential Barriers to Entry

The Company believes that the Company’s proprietary, patented, pharmaceutical-grade RBS possesses several competitive advantages over non-pharmaceutical-grades of rose bengal that researchers, clinicians, and academic, business, and/or governmental competitors have used, are using, and/or may attempt to use for potential biomedical applications. The Company believes that non-pharmaceutical-grades of rose bengal may suffer from the uncontrolled presence of substance-related impurities and/or gross contaminants, substantial lot-to-lot manufacturing variability, inaccurately reported and/or misrepresented purity and contents, and the lack of reproducible, consistent, and fulsome CMC specifications and documentation.

The Company believes that historical and potentially hazardous impurities and other manufacturing and handling issues facing non-pharmaceutical-grades of rose bengal may pose significant scientific, technological, and economic challenges to overcome and validate for compliance with modern drug regulatory standards.

Components of Operating Results

Grant Revenue

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as unearned grant revenue and recognized as grant revenue when qualifying costs are incurred.

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

Comparison of the Years Ended December 31, 2022 and 2021

Overview

Grant revenue was $989,042 for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021. The increase was driven by grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the consolidated statements of operations. Total operating expenses were $4,416,988 for the year ended December 31, 2022, a decrease of $255,266 or 5.5% compared to the year ended December 31, 2021. The decrease was driven by our continued transformation and process improvement efforts within the Company, along with lower clinical trial and research expenses, reduced legal fees and lower rent expense. Net loss for the year ended December 31, 2022 was $3,554,683, a decrease of $1,984,860 or 35.8% compared to the year ended December 31, 2021, which resulted from reduced costs incurred in connection with our preclinical and clinical trial programs, general and administrative costs, and interest expense due to the conversion of the 2017 and 2020 Notes.

	For the Years Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change

Grant Revenue	$989,042	$-	$989,042	0.0%

Operating Expenses:
Research and development	2,389,360	2,608,357	(218,997)	-8.4%
General and administrative	2,027,628	2,063,897	(36,269)	-1.8%
Total Operating Expenses	4,416,988	4,672,254	(255,266)	-5.5%

Total Operating Loss	(3,427,946)	(4,672,254)	1,244,308	-26.6%

Other Income/(Expense):
Research and development tax credit	36,954	31,315	5,639	18.0%
Gain from forgiveness of PPP loan and interest	-	63,094	(63,094)	-100.0%
Interest expense, net	(163,691)	(961,698)	798,007	-83.0%

Total Other Expense, Net	(126,737)	(867,289)	740,552	-85.4%

Net Loss	$(3,554,683)	$(5,539,543)	$1,984,860	-35.8%

Grant Revenue

For the years ended December 31, 2022 and 2021, there was $989,042 and $0, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the consolidated statements of operations.

Research and Development

Research and development expenses were $2,389,360 for the year ended December 31, 2022, a decrease of $218,997 or 8.4% compared to $2,608,357 for the year ended December 31, 2021. The decrease was due to lower clinical trial cost and lower rent expense, partially offset by increased insurance costs.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021	Increase/(Decrease)	% Change
Research and development:
Clinical trial and research expenses	1,833,037	2,064,125	$(231,088)	-11.2%
Depreciation/amortization	7,458	8,647	(1,189)	13.8%
Insurance	230,947	207,556	23,391	11.3%
Payroll and taxes	273,177	266,514	6,663	2.5%
Rent and utilities	44,741	61,515	(16,774)	-27.3%
Total research and development	$2,389,360	$2,608,357	$(218.997)	-8.4%

General and Administrative

General and administrative expenses were $2,027,628 for the year ended December 31, 2022, a decrease of $36,269 or 1.8% compared to $2,063,897 for the year ended December 31, 2021. The decrease was due to (i) lower legal fees, (ii) lower rent expense, and (iii) lower other general and administrative cost, partially offset by (iv) higher insurance cost, (v) higher professional fees, and (vi) higher payroll and related taxes due to an additional employee.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021	Increase/(Decrease)	% Change
General and administrative:
Depreciation	$3,437	$4,218	$(781)	-18.5%
Directors fees	385,000	385,000	-	0.0%
Insurance	182,897	161,992	20,905	12.9%
Legal fees	521,632	590,779	(69,147)	-11.7%
Other general and administrative cost	12,288	63,679	(51,391)	-80.7%
Payroll and taxes	249,777	230,898	18,879	8.2%
Professional fees	649,834	591,356	58,478	9.9%
Rent and utilities	23,196	31,055	(7,859)	-25.3%
Foreign currency translation	(433)	4,920	(5,353)	-108.8%
Total general and administrative	$2,027,628	$2,063,897	$(36,269)	-1.8%

Other Income/(Expense)

Research and development tax credits were $36,954 for the year ended December 31, 2022, an increase of $5,639, compared to $31,315 for the year ended December 31, 2021.

Gain from extinguishment decreased from $63,094 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022 due to the forgiveness of the PPP Loan and interest in 2021.

Interest expense decreased by $798,007 from $961,698 for the year ended December 31, 2021 to $163,691 for the year ended December 31, 2022. The decrease was due to the conversion of the 2017 and 2020 Notes into shares of Series D and Series D-1 Preferred Stock.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$36,954	$31,315	$5,639	-
Gain from extinguishment	-	63,094	(63,094)	0.0%
Interest income and interest expense	(163,691)	(961,698)	798,007	-83.0%
Total Other Expenses, Net	$(126,737)	$(867,289)	$740,552	-85.4%

Liquidity and Going Concern

Our cash, and restricted cash were $1,431,707 at December 31, 2022, which includes the $1,410,102 of restricted cash associated with the grant received from the State of Tennessee. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $249,588,641 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2022 Financing discussed above; however, there can be no assurance we will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

Cash requirements for our current liabilities include approximately $4,614,528 for accounts payable and accrued expenses (including lease liabilities) and a $239,394 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $1,827,500 plus accrued interest will mature one year from the date of the notes. Cash requirements for long-term liabilities include $73,376 for operating lease liabilities. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2022 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2022 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2023 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2022 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2022 and 2021, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2022 and 2021 in the amounts of $3,041,472 and $1,013,304, respectively. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to cash used to fund a net loss of $3,554,683, adjusted for non-cash items in the aggregate amount of $66,803, plus $446,408 of cash generated from changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2021 was primarily due to cash used to fund a net loss of $5,539,543, adjusted for non-cash expenses in the aggregate amount of $54,717, plus $4,471,522 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2022 and 2021 was $1,367,841 and $4,024,046, respectively. During the year ended December 31, 2022, we received $1,627,500 proceeds from the issuance of convertible notes payable and $259,659 for the repayment of short-term note payable. During the year ended December 31, 2021, we received $3,160,000 proceeds from the issuance of convertible notes payable, $962,223 from the exercise of warrants and $150,000 from the investment to purchase Series D-1 Preferred Stock, less $248,177 for repayment of short-term note payable.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. A critical accounting estimate to our financial statements include stock-based compensation, research and development expenses, grant, and valuation of income taxes. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

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

Grant Revenue

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as unearned grant revenue and recognized as grant revenue when qualifying costs are incurred.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficit, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA

March 29, 2023

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets

Current Assets:
Cash and cash equivalents	$21,605	$682,984
Restricted cash	1,410,102	2,423,958
Short-term receivables	394	5,107
Prepaid expenses and other current assets	467,081	329,908

Total Current Assets	1,899,182	3,441,957

Equipment and furnishings, less accumulated depreciation of $102,073 and $91,178, respectively	20,941	31,836
Operating lease right-of-use asset	117,123	39,563

Total Assets	$2,037,246	$3,513,356

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$2,094,258	$1,287,459
Deposit for Series D-1 Preferred Stock	-	150,000
Unearned grant revenue	1,510,958	2,500,000
Other accrued expenses	2,404,012	2,002,486
Accrued interest	30,844	10,578
Accrued interest - related parties	40,992	6,044
Notes payable	239,394	238,452
Convertible notes payable	625,000	1,260,000
Convertible notes payable - related parties	1,202,500	200,000
Operating lease liability, current portion	44,422	45,617

Total Current Liabilities	8,192,380	7,700,636

Operating lease liability, non-current portion	73,376	-

Total Liabilities	8,265,756	7,700,636

Commitments, contingencies, and litigations (Note 16)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at December 31, 2022 and December 31, 2021; aggregate liquidation preference of $14,164,889 at December 31, 2022 and December 31, 2021	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,746,626 and 9,218,449 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $111,578,880 and $105,532,804 at December 31, 2022 and December 31, 2021, respectively	9,747	9,219
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,497,119 and 419,447,119 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	419,497	419,447
Additional paid-in capital	242,954,193	241,440,106
Accumulated other comprehensive loss	(35,679)	(34,467)
Accumulated deficit	(249,588,641)	(246,033,958)

Total Stockholders’ Deficit	(6,228,510)	(4,187,280)

Total Liabilities and Stockholders’ Deficit	$2,037,246	$3,513,356

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Grant Revenue	$989,042	$-

Operating Expenses:
Research and development	2,389,360	2,608,357
General and administrative	2,027,628	2,063,897
Total Operating Expenses	4,416,988	4,672,254

Total Operating Loss	(3,427,946)	(4,672,254)

Other Income/(Expense):
Research and development tax credit	36,954	31,315
Gain from forgiveness of PPP loan and interest	-	63,094
Interest expense, net	(163,691)	(961,698)

Total Other Expense, Net	(126,737)	(867,289)

Net Loss	$(3,554,683)	$(5,539,543)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,470,338	408,223,004

See accompanying notes to consolidated financial statements.

F-3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2022	2021

Net Loss	$(3,554,683)	$(5,539,543)
Other Comprehensive Loss:
Foreign currency translation adjustments	(1,212)	(370)
Total Comprehensive Loss	$(3,555,895)	$(5,539,913)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

										Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Other
	Series B		Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2021	100	$-	-	$-	-	$-	398,807,037	$398,808	$209,923,347	$(34,097)	$(240,494,415)	$(30,206,357)

Common stock issued upon exercise of warrants	-	-	-	-	-	-	18,052,966	18,053	944,170	-	-	962,223
Stock-based compensation:
Common stock	-	-	-	-	-	-	300,000	300	22,899	-	-	23,199
Warrants	-	-	-	-	-	-	-	-	488	-	-	488
Conversion of Series B Preferred Stock to Common Stock	(100)	-	-	-	-	-	65,666	65	(65)	-		-
Conversion of PRH Notes to Series D Preferred Stock	-	-	12,373,247	12,373	-	-	-	-	3,528,849	-	-	3,541,222
Conversion of PRH Notes to Series D1 Preferred Stock	-	-	-	-	9,440,594	9,441	-	-	27,022,417	-	-	27,031,858
Conversion of Series D-1 Preferred Stock to Common stock	-	-	-	-	(222,145)	(222)	2,221,450	2,221	(1,999)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	(5,539,543)	(5,539,543)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(370)	-	(370)

Balance at December 31, 2021	-	$-	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	-	-	52,411	52	-	-	149,948	-	-	150,000
Stock-based compensation:
Common stock	-	-	-	-	-	-	50,000	50	2,975	-	-	3,025
Conversion of 2021 Notes to Series D-1 Preferred Stock	-	-	-	-	475,766	476	-	-	1,361,164	-	-	1,361,640
Comprehensive loss:
Net loss	-	-	-		-	-	-	-	-	-	(3,554,683)	(3,554,683)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(1,212)	-	(1,212)

Balance at December 31, 2022	-	$-	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(3,554,683)	$(5,539,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,025	23,688
Non-cash lease expense	52,883	81,258
Depreciation	10,895	12,865
Gain on forgiveness of PPP Loan and interest	-	(63,094)
Changes in operating assets and liabilities
Short term receivables	4,481	(1,449)
Prepaid expenses and other current assets	122,914	265,957
Accounts payable	807,073	331,148
Unearned grant revenue	(989,042)	2,500,000
Other accrued expenses	402,390	502,581
Operating lease liability	(58,262)	(83,549)
Accrued interest	156,854	956,834

Net Cash Used In Operating Activities	(3,041,472)	(1,013,304)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	625,000	2,960,000
Proceeds from issuance of convertible notes payable - related parties	1,002,500	200,000
Repayment of short-term note payable	(259,659)	(248,177)
Deposit for purchase of Series D-1 Preferred Stock	-	150,000
Proceeds from exercise of warrants	-	962,223
Net Cash Provided By Financing Activities	1,367,841	4,024,046
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,604)	(1,031)
Net (Decrease) Increase In Cash, Cash Equivalents, and Restricted Cash	(1,675,235)	3,009,711
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	3,106,942	97,231
Cash, Cash Equivalents, and Restricted Cash, End of Year	$1,431,707	$3,106,942

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$21,605	$682,984
Restricted cash	1,410,102	2,423,958
	$1,431,707	$3,106,942

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of insurance policies financed by short-term note payable	$(203,175)	$(273,347)
Deposit applied to equity issuances	$(150,000)	$-
Conversion of non-amended 2017 Notes to Series D Preferred Stock	$-	$3,541,222
Conversion of amended 2017 Notes and 2020 Notes to Series D-1 Preferred Stock	$-	$27,031,858
Conversion of Series D-1 Preferred Stock to Common stock	$-	$222
Conversion of 2021 Notes to Series D-1 Preferred Stock	$1,361,640	$-
Right-of-use asset for lease liability	$(130,443)	$-

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

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient in the drug product candidates of our current clinical development programs and the preclinical formulations of our current drug discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration.

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

Severe acute respiratory syndrome (“SARS”) coronavirus (“CoV”) 2 (“SARS-CoV-2”) was first identified in late-2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the SARS-CoV-2 pandemic, many companies have experienced disruptions of their operations and the markets they serve. The Company has taken several temporary precautionary measures intended to help ensure the well-being of its employees and contractors and to minimize business disruption. The Company considered the impact of SARS-CoV-2 pandemic on its business and operational assumptions and estimates, and determined there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022.

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

2. Liquidity and Going Concern

The Company’s cash and restricted cash were $1,431,707 at December 31, 2022 which includes $1,410,102 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $6,293,198 and $4,258,679 as of December 31, 2022 and 2021, respectively. The decline in working capital is primarily driven by lower cash on hand and higher accounts payable. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2022 Financing (as defined in Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity and debt offerings, although no assurance can be provided that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, the Company cannot assure that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2023 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company’s cash equivalents consisted of Treasury bills of $0 and $42,594, respectively.

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less payments to vendors for expenses and deposits in the amount of $1,089,898. See Note 14, Grants.

Cash Concentrations

Cash, cash equivalents, and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2022 and 2021, the Company had cash, cash equivalent, and restricted cash balances in excess of FDIC insurance limits of $1,181,707 and $2,856,942, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment during the years ended December 31, 2022 and 2021.

Related Party Receivables

Management estimates the reserve for uncollectibility based on existing economic conditions, the financial conditions of the current and former employees, and the amount and age of past due receivables. Receivables are considered past due if full payment is not received by the contractual due date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. See Note 8, Short-term Receivables.

Grant Revenue

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as unearned grant revenue and recognized as grant revenue when qualifying costs are incurred.

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss.

Leases

The Company adopted ASC 842 effective January 1, 2019 and applied the available practical expedients to the existing lease which expired on June 30, 2022. The Company applied the standard to the current lease agreement in the same manner. The most significant impact upon adoption was the recognition of ROU assets and lease liabilities for operating leases.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2022 or 2021.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ deficit.

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

	December 31,
	2022	2021
Warrants	475,000	512,500
Options	3,425,000	3,625,000
Convertible preferred stock	109,839,507	104,557,737
2021 unsecured convertible notes	3,973,871	-
2022 unsecured convertible notes	2,662,523	-

Total potentially dilutive shares	120,375,901	108,695,237

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2022 and 2021. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable, unearned grant income, and accrued expenses approximate fair value due to the short-term nature of these instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities of $17,373 and $383,447 at December 31, 2022 and $22,053 and $407,851 at December 31, 2021, respectively) are translated into the United States Dollar at the balance sheet date, and net expense accounts of $4,503 and $85,052 for the years ended December 31, 2022 and 2021, respectively) are translated at a weighted average exchange rate for the years then ended. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of stockholders’ deficit. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

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

Recently Issued Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company plans to adopt ASU 2020-06 on January 1, 2023 and does not believe the adoption will have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Adopted Accounting Pronouncements

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

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to adopt the new standard early in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which increases the transparency of government assistance including the disclosure of (1) the type of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The amendments in this update are effective for the Company in the financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 and it did not have a material effect on its consolidated financial statements.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Accrued payroll and taxes	$314,160	$174,533
Accrued vacation	69,077	42,871
Accrued directors’ fees	1,945,589	1,560,589
Accrued other expenses	75,186	224,493
Total Other Accrued Expenses	$2,404,012	$2,002,486

5. Convertible Notes Payable

The following summarizes convertible note activity during the years ended December 31, 2022 and 2021:

	2017 Notes	Amended 2017 Notes	2020 Notes	2021 Notes	2022 Notes	Total
Balance at January 1, 2021	$2,712,000	$17,355,000	$3,325,000	$-	$-	$23,392,000
Issuance	-	-	1,700,000	1,460,000	-	3,160,000
Conversions	(2,712,000)	(17,355,000)	(5,025,000)	-	-	(25,092,000)
Balance at December 31, 2021	-	-	-	1,460,000	-	1,460,000
Issuance	-	-	-	875,000	752,500	1,627,500
Conversions	-	-	-	(1,260,000)	-	(1,260,000)
Balance at December 31, 2022	$-	$-	$-	$1,075,000	$752,500	$1,827,500

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

The 2021 Financing is in the form of unsecured convertible loans from the investors and evidenced by convertible promissory notes (individually, a “2021 Note” and collectively, the “2021 Notes”). In addition to customary provisions, the 2021 Notes will contain the following provisions:

(i)	The 2021 Notes bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2021 Notes will be accelerated and all amounts due under the 2021 Notes may be immediately due and payable at the investors’ option;

(iii)	The outstanding principal amount and interest payment under the 2021 Notes may be paid back at maturity at the investors’ option;

(iv)	The outstanding principal amount and interest payable under the 2021 Notes are convertible at the investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

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

On September 20, 2022, the Board approved the closure of the 2021 Financing. As of December 31, 2022, the Company had received 2021 Notes (defined above) aggregate proceeds of $2,335,000, of which $525,000 is from related party investors (an officer and director of the Company).

2022 Financing

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. As of December 31, 2022, the Company had received proceeds of $752,500 from 2022 Notes, (defined below), of which $677,500 was from a related party investor (a Company director) in connection with the 2022 Financing.

Pursuant to the 2022 Term Sheet, the 2022 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2022 Note, subject to certain exceptions.

The 2022 Financing will be in the form of an unsecured convertible loans from the investors (the “2022 Note Investors”) and evidenced by convertible promissory notes (individually, a “2022 Note” and collectively, the “2022 Notes”). In addition to customary provisions, the 2022 Notes will contain the following provisions:

(i)	The 2022 Notes will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2022 Notes will be accelerated and all amounts due under the 2022 Notes may be immediately due and payable at the 2022 Note Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2022 Notes may be convertible at the 2022 Note Investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2022 Notes will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2022 Note.

The embedded conversion options associated with the 2022 Notes do not require bifurcation and treatment as a derivative liability and they do not represent a beneficial conversion feature because the effective conversion price is not at a discount to the commitment date market price.

2021 Conversions of 2017 and 2020 Notes into Preferred Stock

The following summarizes the conversion activity during the year ended December 31, 2021:

	2021 Conversions Into Preferred Stock
	Series D	Series D-1
	2017 Notes	Amended 2017 Notes	2020 Notes	Total
Principal converted	$2,712,000	$17,355,000	$5,025,000	$25,092,000
Accrued interest converted	829,222	4,332,286	319,572	5,481,080
Total converted	$3,541,222	$21,687,286	$5,344,572	$30,573,080
Conversion price	$0.2862	$2.862	$2.862
Total shares	12,373,247	7,573,157	1,867,437	21,813,841

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

In order to (i) address the fact that a small minority of the holders of 2017 Notes did not execute the Amendments and (ii) ensure economic fairness for all of the holders of the 2017 Notes and 2020 Notes, on June 17, 2021, the Company designated two separate series of preferred stock into which the 2017 Notes and 2020 Notes would convert: (i) the Company’s Series D Convertible Preferred Stock, par value $0.001 per share was designated for the holders of 2017 Notes who did not execute the Amendments and (ii) the Company’s Series D-1 Preferred Stock, par value $0.001 per share was designated for issuance upon the conversion of Amended 2017 Notes, 2020 Notes, 2021 Notes, and 2022 Notes.

On June 20, 2021, principal and interest in the aggregate amount of $3,541,222, representing all of the outstanding non-amended 2017 Notes, was converted into 12,373,247 shares of Series D Convertible Preferred Stock at the Original Conversion Price of $0.2862. Further on June 20, 2021, principal and interest in the aggregate amount of $27,031,858, representing all of the outstanding Amended 2017 Notes and outstanding 2020 Notes was converted into 9,440,594 shares of Series D-1 Convertible Preferred Stock at the New Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D and Series D-1 Preferred Shares. See Note 9, Stockholders’ Deficit for additional information on the Series D and Series D-1 Preferred Stock.

As a result of the conversion of the 2017 Notes and 2020 Notes into convertible preferred stock, all the security interests of these Notes in the Company’s intellectual property were released.

2022 Conversions of 2021 Notes into Preferred Stock

The following summarizes the conversion activity during the year ended December 31, 2022:

Series D-1
Preferred Stock
Principal converted	$1,260,000
Accrued interest converted	101,640
Total converted	$1,361,640
Conversion price	$2.862
Total shares	475,766

During the year ended December 31, 2022, principal and interest in the aggregate amount of $1,361,640, representing two 2021 Notes were converted into 475,766 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Shares. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

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

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of December 31, 2022 and December 31, 2021, the balance of the note payable was $239,394 and $238,452, respectively.

7. Related Party Transactions

During the years ended December 31, 2022 and 2021, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $169,600 and $169,600, respectively, for services rendered. Director fees for Mr. Horowitz for the year ending December 31, 2022 and 2021 were $75,000 and $75,000, respectively. Accrued director fees for Mr. Horowitz as of December 31, 2022 and 2021 were $356,250 and $281,250, respectively. Total amount owed to Capital Strategists as of December 31, 2022 and 2021 were $212,000 and $127,200, respectively. Mr. Horowitz serves as both COO and a Director.

See Note 5 and Note 8 for details of other related party transactions.

Director fees during the years ended December 31, 2022 and 2021 were $385,000 and $385,000, respectively. Accrued directors’ fees as of December 31, 2022 and 2021 were $1,945,589 and $1,560,589, respectively.

8. Short-term Receivables

Receivables at December 31, 2022 and 2021, include the Australian VAT tax credit and approximately $2,100,000 that is owed from Peter Culpepper, the former Interim Chief Executive Officer of the Company. The Company has established a reserve of approximately $2,100,000 as of December 31, 2022 and 2021, which represents the amount Culpepper owes to the Company under the Derivative Lawsuit Settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the Derivative Lawsuit Settlement).

9. Stockholders’ Deficit

Authorized Capital

As of December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 12,374,000 shares to Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 11,241,000 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 1,385,000 shares undesignated.

Series B Preferred Stock

On August 25, 2016, the Company filed the Series B Certificate of Designation with the Delaware Secretary of State. The Series B Certificate of Designation provides for the issuance of the Series B Preferred Stock with a par value of $0.001 per share and a stated value of $25.00 per share. The Series B Preferred Stock has no voting rights. The holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series B Preferred Stock, at which time the Series B Preferred Stock automatically converts into common stock at the adjusted conversion price of $0.0533.

During the year ended December 31, 2021, 100 shares of outstanding Series B Preferred Stock automatically converted, at the fifth-year anniversary of their issuance, into 65,666 shares of common stock, which represents $3,500 ($2,500 of stated value plus $1,000 of cumulative dividends) divided by the adjusted conversion price. On March 30, 2022, the Company filed a Certificate of Elimination with the State of Delaware eliminating the Series B Preferred Stock.

Series D and Series D-1 Preferred Stock

The rights, preferences and privileges of the Series D Preferred Stock and Series D-1 Preferred Stock (collectively, the “D-Series Preferred Stock”) are set forth in their respective Certificates of Designation. The Board of Directors of the Company approved each of the Certificates of Designation on June 14, 2021, and each Certificate of Designation was filed with the Delaware Secretary of State on June 17, 2021. The Series D Certificate of Designation established and designated 12,374,000 shares of Series D Preferred Stock. The Series D-1 Certificate of Designation was established and initially designated 9,441,000 shares of Series D-1 Preferred Stock.

On June 20, 2021, the Company issued 12,373,247 shares of Series D Preferred Stock upon the conversion of all of the outstanding 2017 Notes at the Original Conversion Price of $0.2862 and issued 9,440,594 shares of Series D-1 Preferred Stock upon the conversion of all outstanding Amended 2017 Notes and 2020 Notes at the New Conversion Price of $2.862. See Note 5, Convertible Notes Payable for additional information on the conversion.

During the year ended December 31, 2021, a holder of 222,145 shares of Series D-1 Preferred Stock voluntarily converted the Preferred Stock into 2,221,450 shares of common stock.

On March 30, 2022, the Company amended the Certificate of Designation filed with the Delaware Secretary of State to increase the authorized shares of Series D-1 Preferred Stock to 11,241,000 shares.

During the year ended December 31, 2021, the Company received consideration of $150,000 from an investor in exchange for an aggregate of 52,411 shares of restricted Series D-1 Preferred Stock that were issued during the first quarter of 2022.

During the fourth quarter of 2022, the Company issued 475,766 shares of Series D-1 Preferred Stock upon the automatic conversion of $1,260,000 of principal and $101,640 accrued interest outstanding on the 2021 Notes.

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

Liquidation Preference

Upon the occurrence of the liquidation, winding-up or dissolution of the Company or certain mergers, corporate reorganizations or sales of the Company’s assets (each, a “Company Event”), holders of D-Series Preferred Stock will be entitled to receive a liquidation preference before any distributions are made to holders of any other class or series of the Company’s capital stock junior to the D-Series Preferred Stock. If a Company Event occurs within two years of June 20, 2021 (the “Date of Issuance”), the holders of D-Series Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price (as defined in the respective Certificates of Designation) multiplied by four. If a Company Event occurs from and after the second anniversary of the Date of Issuance, the holders of D-Series Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price multiplied by six. The Original Issue Price for the Series D Preferred Stock is $0.2862, and the Original Issue Price for the Series D-1 Preferred Stock is $2.862.

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

During the year ended December 31, 2021, the Company issued 2,221,450 shares of common stock upon the voluntary conversion of Series D-1 Preferred Stock.

During the year ended December 31, 2021, the Company issued 65,666 shares of common stock upon automatic conversion of Series B Preferred Stock.

During the year ended December 31, 2022, the Company issued an aggregate of 50,000 shares of immediately vested restricted common stock with a grant date fair value of $3,025 for services.

10. Stock Incentive Plan and Warrants

The 2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2017 Equity Compensation Plan”) provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2017 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. The stock options are exercised over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2022, there were 16,587,500 shares available for issuance under the 2017 Equity Compensation Plan.

There were no stock options granted during the years ended December 31, 2022 and 2021.

The following table summarizes option activity during the year ended December 31, 2022 and 2021:

		Weighted Average
	Shares	Exercise Price

Outstanding and exercisable at January 1, 2021	4,800,000	$0.46
Forfeited	(1,175,000)	0.89
Outstanding and exercisable at December 31, 2021	3,625,000	$0.32

Forfeited	(200,000)	0.86

Outstanding and exercisable at December 31, 2022	3,425,000	$0.29

As of December 31, 2022, the intrinsic value of outstanding and exercisable options was $0.

The following table summarizes information about stock options outstanding at December 31, 2022:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.12	2,425,000	2.90	2,425,000
$0.29	100,000	2.90	100,000
$0.67	200,000	0.60	200,000
$0.75	550,000	2.90	550,000
$0.88	150,000	1.60	150,000

	3,425,000	2.75	3,425,000

Warrants

During the year ended December 31, 2022, the Company did not issue any warrants. On August 30, 2021, a total of 68,723,698 of August 2016 warrants expired.

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

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2022	2021
Contractual terms (years)	n/a	3.00
Expected volatility	n/a	92%
Risk-free interest rate	n/a	0.35%
Expected dividend	n/a	0.00%

The following table summarizes warrant activity during the year ended December 31, 2022 and 2021:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding and exercisable at January 1, 2021	87,264,164	$0.02
Granted	25,000	0.29
Exercised	(18,052,966)	0.05
Forfeited	(68,723,698)	0.05
Outstanding and exercisable at December 31, 2021	512,500	$0.92
Forfeited	(37,500)	0.29
Outstanding and exercisable at December 31, 2022	475,000	$0.97

As of December 31, 2022, the intrinsic value of outstanding and exercisable warrants was $0.

The following table summarizes information about warrants outstanding at December 31, 2022:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Warrant	In Years	Warrants

$0.290	87,500	0.85	87,500
$1.00	18,000	1.39	18,000
$1.12	366,000	1.39	366,000
$2.00	3,500	1.39	3,500

	475,000	1.29	475,000

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

11. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31
	2022	2021
Domestic	$(3,550,182)	$(5,454,489)
Foreign	(4,501)	(85,053)
Net Pre-Tax Loss	$(3,554,683)	$(5,539,542)

The income tax provision (benefit) consists of the following:

		Years ended December 31
		2022	2021
Federal:
Current		$-	$-
Deferred	21.00%	538,915	295,524

State:
Current		-	-
Deferred	5.14%	131,778	72,262
	26.14%	670,693	367,786
Change in valuation allowance		(670,693)	(367,786)
Income tax provision (benefit)		$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31
	2022	2021

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.1)%	(5.1)%
Permanent differences	(3.7)%	(0.9)%
Change in valuation allowance	(18.6)%	(7.2)%
Prior year true-up	2.3%	2.4%
Expiration of federal and state net operating loss carryforwards	49.1%	6.8%
Expiration of warrants and options	1.0%	3.6%
Conversion of accrued interest to preferred stock	0.00%	21.4%
Miscellaneous	(0.7)%	0.0%
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$42,012,057	$43,453,746
Research and development credit carryovers	3,229,869	3,049,608
Stock-based compensation	152,813	186,772
Intangible assets	337,558	227,397
Capitalized R&D expenditures	358,897	-
Contribution carryovers	10,062	10,062
Accrued liabilities	628,265	505,038
Gross deferred tax assets	46,729,521	47,432,623

Deferred Tax Liabilities:
Depreciation	(3,915)	-
Prepaid expenses	(86,459)	(82,179)
Other	-	(40,604)
Gross deferred tax liabilities	(90,374)	(122,783)

Valuation allowance	(46,639,147)	(47,309,840)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$670,693	$367,786

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

Since inception of the Company on January 17, 2002, the Company has generated federal, state, and Australian tax net operating losses of approximately $165 million, $141 million, and $143 thousand, respectively. Under the Tax Cuts and Jobs Act, federal net operating losses incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation could reduce the Company’s ability to utilize net operating loss carryforwards. Federal net operating losses (“NOLs”) totaling $145.6 million expire in various amounts between 2023 and 2037. Federal NOLS totaling $19.9 million do not expire.

Year	Year of
Generated	Expiration	Amount
2003	2023	$1,520,649
2004	2024	3,571,227
2005	2025	5,530,815
2006	2026	7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,167,397
2021	N/A	3,167,687
2022	N/A	2,207,092
Total NOLS		$165,489,113

State NOLS totaling $140.7 million expire in various years between 2023 and 2037.

Year	Year of
Generated	Expiration	Amount
2008	2023	$7,106,425
2009	2024	9,680,770
2010	2025	10,440,651
2011	2026	11,362,120
2012	2027	11,311,394
2013	2028	10,381,763
2014	2029	9,278,510
2015	2030	18,547,287
2016	2031	20,166,661
2017	2032	12,131,850
2018	2033	6,455,113
2019	2034	4,211,210
2020	2035	4,234,755
2021	2036	3,232,081
2022	2037	2,207,092
Total NOLS		$140,747,682

Australia NOLS totaling $143,370 do not expire.

Year Generated	Year of Expiration	Amount
2017	N/A	$861
2018	N/A	54,101
2019	N/A	13,843
2020	N/A	13,384
2021 2022	N/A N/A	56,351 4,830
Total NOLS		$143,370

The Company has determined that there are no uncertain tax positions as of December 31, 2022 or 2021.

We file income tax returns in the U.S., Tennessee, and Australia. As of December 31, 2022, the U.S. federal and Tennessee tax years open to examination are 2019 through 2022. The Australia income tax return remains open to examination for 2020 through 2022.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2022, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional federal income taxes (net of available tax attributes) would be payable if such earnings were to be repatriated.

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

Total expense for operating leases for the year ended December 31, 2022 was $63,066, of which, $42,044 was included within research and development and $21,022 was included within general and administrative expenses on the consolidated statements of operations. Total expense for operating leases for the year ended December 31, 2021 was $86,545, of which, $57,697 was included within research and development and $28,848 was included within general and administrative expenses on the consolidated statements of operations.

As of December 31, 2022, the Company had no leases that were classified as a financing lease. As of December 31, 2022, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$62,944	$82,678

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$130,422	$-

Weighted Average Remaining Lease Term
Operating leases	2.50 Years	0.50 Years

Weighted Average Discount Rate
Operating leases	5.0% - 8.0%	8.0%

Future minimum payments under the non-cancellable lease as of December 31, 2022 were as follows:

Years	Amount
2023	$49,311
2024	50,663
2025	25,669
Total future minimum lease payments	125,643
Less: amount representing imputed interest	(7,845)
Total	$117,798

13. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2022 or 2021.

14. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses with Grant income presented as Grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations, in the period that such costs are incurred. As of December 31, 2022, $1,510,958 has been recorded as unearned Grant revenue liability on the accompanying audited consolidated balance sheets. The Company recorded $989,042 and $0 of Grant revenue during the years ended December 31, 2022 and 2021, respectively.

15. License Transactions

In the third quarter of 2019, the Company entered into a dialog with Bascom Palmer Eye Institute (“BPEI”) regarding collaboration on BPEI’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) using the Company’s pharmaceutical-grade RBS. On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of BPEI that included the use of OBC’s PDAT medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company paid $5,000 for the option that expires on May 31, 2023; agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option and up to $25,000 of past UM patent expenses for this IP; and entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and TOP PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis.

16. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to December 31, 2022, the Company entered into a 2022 Note with a related party investor (a Company Director) in the aggregate principal amount of $600,000.

Preferred Stock

Subsequent to December 31, 2022, the Company issued an aggregate of 18,872 shares of Series D-1 Convertible Preferred Stock upon automatic conversion of a 2021 Note.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (as amended by the Certificate of Amendment, dated March 30, 2022) (incorporated by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 12, 2022).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Unsecured Convertible Promissory Note under the 2021 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 18, 2021).

4.4	Form of Unsecured Convertible Promissory Note under the 2022 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on September 26, 2022).

4.5†	Description of Securities.

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.7	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.8	2021 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2021).

10.9	2022 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2022).

10.10*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.11*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.12*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.13*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

10.14*	Amendment No. 2 to the Independent Contractor Agreement dated April 19, 2017, between the Company and Bruce Horowitz, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 9, 2019).

10.15*	Employment Agreement between the Company and Heather Raines, CPA, dated March 25, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 25, 2019).

10.16*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.17	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.18	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.19	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.20	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.21	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 29, 2023
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Bruce Horowitz	Director and Chief Operating Officer	March 29, 2023
Bruce Horowitz	(principal executive officer)

/s/ Webster Bailey	Director	March 29, 2023
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 29, 2023
John W. Lacey, III, MD

/s/ Ed Pershing	Director and Chairman of the Board	March 29, 2023
Ed Pershing

/s/ Dominic Rodrigues	Director and Vice Chairman of the Board	March 29, 2023
Dominic Rodrigues

