Form 10-Q
period 2023-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2023-05-11
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36457

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 S. Gay Street, Suite 1610 Knoxville, Tennessee	37929
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 11, 2023, was 419,497,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates, PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During this first quarter of 2023, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash	$34,153	$21,605
Restricted cash	1,287,302	1,410,102
Short-term receivables	767	394
Prepaid expenses and other current assets	273,340	467,081

Total Current Assets	1,595,562	1,899,182

Equipment and furnishings, less accumulated depreciation of $104,303 and $102,073, respectively	18,711	20,941
Operating lease right-of-use asset	106,054	117,123

Total Assets	$1,720,327	$2,037,246

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,907,795	$2,094,258
Unearned grant revenue	1,305,933	1,510,958
Other accrued expenses	2,758,043	2,404,012
Accrued interest	39,267	30,844
Accrued interest - related parties	71,387	40,992
Notes payable	155,097	239,394
Convertible notes payable	575,000	625,000
Convertible notes payable - related parties	1,802,500	1,202,500
Operating lease liability, current portion	45,319	44,422

Total Current Liabilities	8,660,341	8,192,380

Operating lease liability, non-current portion	61,749	73,376

Total Liabilities	8,722,090	8,265,756

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $14,164,889 at March 31, 2023 and December 31, 2022	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,765,498 and 9,746,626 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $111,794,925 and $111,578,880 at March 31, 2023 and December 31, 2022, respectively	9,765	9,747
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,497,119 shares issued and outstanding at March 31, 2023 and December 31, 2022	419,497	419,497
Additional paid-in capital	243,008,185	242,954,193
Accumulated other comprehensive loss	(35,488)	(35,679)
Accumulated deficit	(250,416,095)	(249,588,641)

Total Stockholders’ Deficit	(7,001,763)	(6,228,510)

Total Liabilities and Stockholders’ Deficit	$1,720,327	$2,037,246

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Grant Revenue	$205,025	$187,605

Operating Expenses:
Research and development	548,393	671,116
General and administrative	438,845	516,547
Total Operating Expenses	987,238	1,187,663

Total Operating Loss	(782,213)	(1,000,058)

Other Income/(Expense):
Interest expense, net	(45,241)	(30,864)

Total Other Expense, Net	(45,241)	(30,864)

Net Loss	$(827,454)	$(1,030,922)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,497,119	419,447,119

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net Loss	$(827,454)	$(1,030,922)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	191	(716)
Total Comprehensive Loss	$(827,263)	$(1,031,638)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191
Balance at March 31, 2023	12,373,247	$12,373	9,765,498	$9,765	419,497,119	$419,497	$243,008,185	$(35,488)	$(250,416,095)	$(7,001,763)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Preferred Stock					Accumulated
	Series D		Series D-1		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)
Balance at March 31, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	$241,590,054	$(35,183)	$(247,064,880)	$(5,068,918)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31.
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(827,454)	$(1,030,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	11,069	24,386
Depreciation	2,230	3,218
Changes in operating assets and liabilities
Short term receivables	(393)	2,143
Prepaid expenses and other current assets	195,392	101,964
Accounts payable	(186,280)	309,732
Unearned grant revenue	(205,025)	(187,605)
Other accrued expenses	354,252	183,001
Operating lease liability	(10,730)	(27,414)
Accrued interest	42,829	29,278

Net Cash Used In Operating Activities	(624,110)	(592,219)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	50,000
Proceeds from issuance of convertible notes payable - related parties	600,000	-
Repayment of short-term note payable	(84,297)	(83,527)
Net Cash Provided By Financing Activities	515,703	(33,527)

Effect of exchange rates on cash and restricted cash	(1,845)	(187)

Net Decrease In Cash and Restricted Cash	(110,252)	(625,933)

Cash and Restricted Cash, Beginning of Period	1,431,707	3,106,942

Cash and Restricted Cash, End of Period	$1,321,455	$2,481,009

Cash and restricted cash consisted of the following:
Cash	$34,153	$173,614
Restricted cash	1,287,302	2,307,395
	$1,321,455	$2,481,009

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$54,010	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $1,321,455 at March 31, 2023 which includes $1,287,302 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $7,064,779 and $6,293,198 as of March 31, 2023 and December 31, 2022, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

3. Significant Accounting Policies

Since the date the Company’s December 31, 2022 consolidated financial statements were issued in its 2022 Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less expenses and deposits to vendors in the amount of $1,212,698. See Note 10 Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of March 31, 2023 and December 31, 2022, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $1,071,455 and $1,181,707, respectively.

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

	March 31,
	2023	2022
Warrants	475,000	512,500
Options	3,425,000	3,625,000
Convertible preferred stock	110,028,227	105,081,847
2021 unsecured convertible notes	3,860,043	5,436,408
2022 unsecured convertible notes	4,833,714	-

Total potentially dilutive shares	122,621,984	114,655,755

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for our fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption will be permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminated the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accrued payroll and taxes	$418,881	$314,160
Accrued vacation	77,666	69,077
Accrued directors’ fees	2,041,839	1,945,589
Accrued other expenses	219,657	75,186
Total Other Accrued Expenses	$2,758,043	$2,404,012

5. Convertible Notes Payable

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$550,000	$525,000	$1,075,000

Conversion	(50,000)	-	(50,000)
Balance as of March 31, 2023	$500,000	$525,000	$1,025,000

As of March 31, 2023, the Company had received 2021 Notes with aggregate proceeds of $1,075,000 of which $525,000 is from related party investors (an officer and director of the Company).

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$75,000	$677,500	$752,500

Issued	-	600,000	600,000

Balance as of March 31, 2023	$75,000	$1,277,500	$1,352,500

As of March 31, 2023, the Company had received 2022 Notes with aggregate proceeds of $1,352,500 of which $1,277,500 is from a related party investor (a director of the Company) in connection with the 2022 Financing.

For further details on the terms of the 2021 and 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

2023 Conversions of 2021 Notes into Preferred Stock

The following summarizes the conversion activity during the quarter ended March 31, 2023:

Series D-1
Preferred Stock
Principal converted	$50,000
Accrued interest converted	4,010
Total converted	$54,010
Conversion price	$2.862
Total shares	18,872

During the three months ended March 31, 2023, principal and interest in the aggregate amount of $54,010, owed in connection with the 2021 Note was converted into 18,872 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of March 31, 2023 and December 31, 2022, the balance of the note payable was $155,097 and $239,394, respectively.

7. Related Party Transactions

During the three months ended March 31, 2023 and March 31, 2022, the Company paid Mr. Bruce Horowitz (Capital Strategists) consulting fees of $21,200 and $42,400, respectively, for services rendered. Director fees for Mr. Horowitz for the three months ended March 31, 2023 and March 31, 2022 were $18,750. Accrued director fees for Mr. Horowitz as of March 31, 2023 and December 31, 2022 were $375,000 and $356,250, respectively.

The amounts owed to Capital Strategists for consulting fees as of March 31, 2023 and December 31, 2022 were $254,400 and $212,000, respectively. Mr. Horowitz serves as both Chief Operating Officer (“COO”) and a Company director.

See Note 5 for details of other related party transactions.

Director fees during the three months ended March 31, 2023 and March 31, 2022 were $96,250. Accrued directors’ fees as of March 31, 2023 and December 31, 2022 were $2,041,839 and $1,945,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the three months ended March 31, 2023, the Company issued 18,872 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $50,000 of principal and $4,010 accrued interest outstanding on the 2021 Notes.

Options

During the three months ended March 31, 2023, the Company did not have any grants, forfeitures, or exercises of options.

The following table summarizes information about options outstanding and exercisable at March 31, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.12	2,425,000	2.60	$97,000
$0.29	100,000	2.60	$-
$0.67	200,000	0.40	$-
$0.75	550,000	2.70	$-
$0.88	150,000	1.30	$-

	3,425,000	2.47	$97,000

Warrants

During the three months ended March 31, 2023, the Company did not have any grants, forfeitures, or exercises -of warrants.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.29	87,500	0.61	$-
$1.00	18,000	1.14	$-
$1.12	366,000	1.14	$-
$2.00	3,500	1.14	$-

	475,000	1.04	$-

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

9. Leases

The Company currently leases 2,700 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending on June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term of the lease.

Total operating lease expense for the three months ended March 31, 2023 was $13,507, of which, $9,005 was included within research and development and $4,502 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended March 31, 2022 was $14,959, of which, $9,973 was included within research and development and $4,986 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$10,731	$23,831

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	2 years 3 months	3 months

Weighted Average Discount Rate
Operating leases	5.0% - 8.0%	8%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2023 were as follows:

Future Minimum Payments

Years	Amount
2023	$37,152
2024	50,663
2025	25,669
Total lease payments	113,484
Less: amount representing imputed interest	(6,416)
Present value of lease liability	107,068
Less: current portion	(45,319)
Lease liability, non-current portion	$61,749

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses with Grant income presented as Grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations, in the period that such costs are incurred. As of March 31, 2023, $1,305,933 has been recorded as unearned Grant revenue liability on the accompanying condensed consolidated balance sheets. As of December 31, 2022, $1,510,958 has been recorded as unearned Grant revenue liability on the audited consolidated balance sheets. The Company recorded $205,025 and $187,605 of grant revenue during the three months ended March 31, 2023 and March 31, 2022, respectively.

11. License Transactions

On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of Bascom Palmer Eye Institute (“BPEI”) that included the use of OBC’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company (i) paid $5,000 for the option to obtain an exclusive worldwide, royalty-bearing license that expires on May 31, 2023, (ii) agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option, (iii) agreed to pay up to $25,000 of past UM patent expenses for this IP, and (iv) entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and TOP PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis. If the Company elects to exercise the option, UM and the Company have six months to negotiate a license agreement. If UM and the Company are unable to reach an agreement, UM may offer its patent rights to any third party. As of March 31, 2023, the Company has not elected to exercise the options.

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

Subsequent to March 31, 2023, the Company entered into a 2022 Note with a related party investor (a director of the Company) in the aggregate principal amount of $225,000 in connection with a 2022 Loan received by the Company for the same amount.

Subsequent to March 31, 2023, principal and interest in the aggregate amount of $540,222, owed in connection with a 2021 Note was converted into 188,757 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023 (“2022 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises a number of different drug product candidates and preclinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease area and/or indication, includes:

Clinical Development Programs

●	Oncology: Intratumoral (“ITU”) formulation PV-10® (“ITU PV-10”) has undergone and is undergoing multiple, monotherapy and combination therapy, early- to late-stage clinical trials, expanded access programs (“EAPs”) for groups of and individual patients, and/or quality of life (“QOL”) study at multiple clinical sites in Australia, Europe, and the U.S. for the treatments of Stage III and IV melanoma and different types of liver cancers. ITU PV-10 has undergone and is undergoing clinical monotherapy and combination therapy mechanism of action and mechanism of immune response study for melanoma, metastatic uveal melanoma, and metastatic neuroendocrine tumors at and/or with Moffitt Cancer Center (“Moffitt”) in Tampa, Florida, The Queen Elizabeth Hospital in Adelaide, Australia, and MD Anderson Cancer Center in Houston, Texas.

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

TOP PV-305 is undergoing preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis at BPEI.

Proof-of-Concept In Vivo Drug Discovery Programs

●	Oncology: ITU PV-10 has undergone and is underdoing preclinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy POC in vivo of ITU administration.

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

RBS Nonproprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the World Health Organization (“WHO”) Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for the non-proprietary name in the third quarter of 2020 and reached the status of recommended International Nonproprietary Names (“INN”). INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

Non-Pharmaceutical Grades of Rose Bengal

Commercial-Grade

This material may be purchased from specialty chemical suppliers in the U.S. and from other parts of the world; however, the Company believes that the material itself is almost exclusively made in China and India under non-cGMP conditions. Commercial-grade rose bengal appears to have reported purity that may vary between approximately 80% and 95%, and that may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial-grade rose bengal is typically used by researchers unaffiliated with the Company for preclinical study of the rose bengal molecule for potential biomedical therapeutic applications.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Overview

Grant revenue was $205,025 for the three months ended March 31, 2023, an increase of $17,420 or 9.3% compared to the three months ended March 31, 2022. Total operating expenses were $987,238 for the three months ended March 31, 2023, a decrease of $200,425 or 16.9% compared to the three months ended March 31, 2022. The decrease was driven primarily by (i) decreased clinical trial cost, (ii) decrease in payroll and taxes and (iii) lower rent and utilities cost, partially offset by (iv) higher insurance cost. Net loss for the three months ended March 31, 2023 was $827,454, a decrease of $203,468, or 19.7% compared to the three months ended March 31, 2022. The decrease is primarily attributable to lower operating expenses.

	For the Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change

Grant Revenue	$205,025	$187,605	$17,420	9.3%

Operating Expenses:
Research and development	548,393	671,116	(122,723)	-18.3%
General and administrative	438,845	516,547	(77,702)	-15.0%
Total Operating Expenses	987,238	1,187,663	(200,425)	-16.9%

Total Operating Loss	(782,213)	(1,000,058)	217,845	-21.8%

Other Income/(Expense):
Interest expense, net	(45,241)	(30,864)	(14,377)	46.6%

Total Other Expense, Net	(45,241)	(30,864)	(14,377)	46.6%

Net Loss	$(827,454)	$(1,030,922)	$203,468	-19.7%

Grant Revenue

For the three months ended March 31, 2023 and March 31, 2022, there was $205,025 and $187,605 respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $548,393 for the three months ended March 31, 2023, a decrease of $122,723 or 18.3% compared to $671,116 for the three months ended March 31, 2022. The decrease was primarily due to (i) lower costs of clinical trials (ii) lower payroll and taxes, and (iii) lower rent and utilities, partially offset by (vi) increased insurance cost.

	For the Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$406,595	$531,691	$(125,096)	-23.5%
Depreciation/amortization	1,487	2,164	(677)	-31.3%
Insurance	65,300	58,523	6,777	11.6%
Payroll and taxes	66,006	67,115	(1,109)	-1.7%
Rent and utilities	9,005	11,623	(2,618)	-22.5%
Total research and development	$548,393	$671,116	$(122,723)	-18.3%

General and Administrative Expenses

General and administrative expenses were $438,845 for the three months ended March 31, 2023, a decrease of $77,702 or 15.0% compared to $516,547 for the three months ended March 31, 2022. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) reduced rent and utilities cost, (iii) lower insurance cost, and (iv) lower other general and administrative cost, partially offset by (v) higher professional fees.

	For the Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$743	$1,054	$(311)	-29.5%
Directors fees	96,250	96,250	-	0.0%
Insurance	36,623	48,218	(11,595)	-24.0%
Legal and litigation	60,072	112,534	(52,462)	-46.6%
Other general and administrative cost	(11,080)	22,859	(33,939)	-148.5%
Payroll and taxes	64,839	64,299	540	0.8%
Professional fees	186,527	166,355	20,172	12.1%
Rent and utilities	4,871	5,599	(728)	-13.0%
Foreign currency translation	-	(621)	621	-100.0%
Total general and administrative	$438,845	$516,547	$(77,702)	-15.0%

Other Income/(Expense)

Interest expense increased by $14,377 from $30,864 for the three months ended March 31, 2022 to $45,241 for the three months ended March 31, 2023. The increase was mainly due to the interest expense costs incurred in connection with the higher balance of 2021 and 2022 Notes entered into in 2022 and 2023.

	For the Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
Other Income/(Expense):
Interest expense, net	(45,241)	(30,864)	(14,377)	46.6%
Total Other Expenses, Net	$(45,241)	$(30,864)	$(14,377)	46.6%

Liquidity and Capital Resources

The Company’s cash and restricted cash were $1,321,455 at March 31, 2023 which includes $1,287,302 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,431,707 at December 31, 2022, which included $1,410,102 of restricted cash. The Company’s working capital deficit was $7,064,779 and $6,293,198 as of March 31, 2023 and December 31, 2022, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $250,416,095 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of March 31, 2023, cash required for our current liabilities included approximately $4,711,157 for accounts payable and accrued expenses (including lease liabilities) and a $155,097 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,377,500 plus accrued interest will mature one year from the date of the notes. As of March 31, 2023, cash required for our long-term liabilities consists of $61,749 for our operating lease. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Management’s plans include selling our equity securities and obtaining other financing, including the issuance of 2022 unsecured convertible notes (the “2022 Financing”), to fund our capital requirements and on-going operations; however, there can be no assurance we will be successful in these efforts. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

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

Critical Accounting Estimates and Policies

Since the date the Company’s December 31, 2022 consolidated financial statements were issued in its 2022 Annual Report, there have been no material changes to the Company’s significant accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 and Note 3 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our significant accounting policies and use of estimates.

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

Available Information

Our website is located at www.provectusbio.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC as we do. The website is http://www.sec.gov.

The Company also intends to use press releases, the Company’s website and certain social media accounts as a means of disclosing information and observations about the Company and its business, and for complying with the Company’s disclosure obligations under Regulation FD: the Provectus Substack account (provectus.substack.com), the @ProvectusBio Twitter account (twitter.com/provectusbio), and the Company’s LinkedIn account (linkedin.com/company/provectus-biopharmaceuticals). The information and observations that the Company posts through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following the Company’s press releases, SEC filings, and website. The social media channels that the Company intends to use as a means of disclosing the information described above may be updated from time to time.

The contents of the websites provided above are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three months ended March 31, 2023, the Company received aggregate proceeds of $600,000 pursuant to certain unsecured convertible notes (the “2022 Notes”). As of March 31, 2023, the Company had drawn down $1,352,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

Preferred Convertible Stock

During the three months ended March 31, 2023, the Company issued 18,872 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $50,000 of principal and $4,010 accrued interest outstanding on the 2021 Notes.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

May 11, 2023	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

