Form 10-Q
period 2023-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2023-08-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2023, was 419,522,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates, PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During this first half of 2023, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash	$176,010	$21,605
Restricted cash	1,183,149	1,410,102
Short-term receivables	1,461	394
Prepaid expenses and other current assets	214,652	467,081

Total Current Assets	1,575,272	1,899,182

Equipment and furnishings, less accumulated depreciation of $106,534 and $102,073, respectively	16,480	20,941
Operating lease right-of-use asset	94,851	117,123

Total Assets	$1,686,603	$2,037,246

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,989,372	$2,094,258
Unearned grant revenue	1,144,091	1,510,958
Other accrued expenses	2,884,204	2,404,012
Accrued interest	4,433	30,844
Accrued interest - related parties	114,409	40,992
Notes payable	148,273	239,394
Convertible notes payable	75,000	625,000
Convertible notes payable - related parties	2,527,500	1,202,500
Operating lease liability, current portion	46,227	44,422

Total Current Liabilities	8,933,509	8,192,380

Operating lease liability, non-current portion	49,975	73,376

Total Liabilities	8,983,484	8,265,756

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $14,164,889 at June 30, 2023 and December 31, 2022	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 9,954,255 and 9,746,626 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $113,955,813 and $111,578,880 at June 30, 2023 and December 31, 2022, respectively	9,954	9,747
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,497,119 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	419,497	419,497
Additional paid-in capital	243,548,218	242,954,193
Accumulated other comprehensive loss	(35,766)	(35,679)
Accumulated deficit	(251,251,157)	(249,588,641)

Total Stockholders’ Deficit	(7,296,881)	(6,228,510)

Total Liabilities and Stockholders’ Deficit	$1,686,603	$2,037,246

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Grant Revenue	$161,842	$321,710	$366,867	$509,315

Operating Expenses:
Research and development	434,214	816,648	982,607	1,487,764
General and administrative	527,831	583,042	966,676	1,099,589
Total Operating Expenses	962,045	1,399,690	1,949,283	2,587,353

Total Operating Loss	(800,203)	(1,077,980)	(1,582,416)	(2,078,038)

Other Income/(Expense):
Research and development tax credit	15,965	38,259	15,965	38,259
Interest expense, net	(50,824)	(38,120)	(96,065)	(68,984)

Total Other Income (Expense), Net	(34,859)	139	(80,100)	(30,725)

Net Loss	$(835,062)	$(1,077,841)	$(1,662,516)	$(2,108,763)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,497,119	419,447,119	419,497,119	419,447,119

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Loss	$(835,062)	$(1,077,841)	$(1,662,516)	$(2,108,763)
Other Comprehensive Loss:
Foreign currency translation adjustments	(298)	(328)	(2,799)	(1,044)
Total Comprehensive Loss	$(835,360)	$(1,078,169)	$(1,665,315)	$(2,109,807)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191

Balance at March 31, 2023	12,373,247	$12,373	9,765,498	$9,765	419,497,119	$419,497	$243,008,185	$(35,488)	$(250,416,095)	$(7,001,763)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	188,757	189	-	-	540,033	-	-	540,222
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(835,062)	(835,062)
Other comprehensive loss	-	-	-	-	-	-	-	(278)	-	(278)

Balance at June 30, 2023	12,373,247	$12,373	9,954,255	$9,954	419,497,119	$419,497	$243,548,218	$(35,766)	$(251,251,157)	$(7,296,881)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)

Balance at March 31, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	$241,590,054	$(35,183)	$(247,064,880)	$(5,068,918)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,077,841)	(1,077,841)
Other comprehensive loss	-	-	-	-	-	-	-	(328)	-	(328)

Balance at June 30, 2022	12,373,247	$12,373	9,270,860	$9,271	419,447,119	$419,447	241,590,054	$(35,511)	(248,142,721)	$(6,147,087)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(1,662,516)	$(2,108,763)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	22,272	31,142
Depreciation	4,461	6,037
Changes in operating assets and liabilities
Short term receivables	(1,366)	2,363
Prepaid expenses and other current assets	314,165	143,940
Accounts payable	(104,704)	606,742
Unearned grant revenue	(366,866)	(509,315)
Other accrued expenses	483,019	329,135
Operating lease liability	(21,597)	(37,196)
Accrued interest	91,239	65,811

Net Cash Used In Operating Activities	(1,241,893)	(1,470,104)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	550,000
Proceeds from issuance of convertible notes payable - related parties	1,325,000	-
Repayment of short-term note payable	(152,856)	(153,185)

Net Cash Provided By Financing Activities	1,172,144	396,815

Effect of exchange rates on cash and restricted cash	(2,799)	(1,044)

Net Decrease In Cash and Restricted Cash	(72,548)	(1,074,333)

Cash and Restricted Cash, Beginning of Period	1,431,707	3,106,942

Cash and Restricted Cash, End of Period	$1,359,159	$2,032,609

Cash and restricted cash consisted of the following:
Cash	$176,010	$84,274
Restricted cash	1,183,149	1,948,335
	$1,359,159	$2,032,609
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Deposit applied for purchase of Series D-1 Preferred Stock	$-	$(150,000)
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$130,422
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$594,232	$-
Purchase of insurance policies financed by short-term note payable	$(61,735)	$(57,426)

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

The Company believes that RBS targets disease in a bifunctional manner. First, direct contact may lead to cell death or repair, depending on the disease being treated and the concentration of the RBS utilized in the treatment. Secondly, multivariate immune signaling, activation, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry at ClinicalTrials.gov.

The Company believes that it is the first and only entity to date to successfully, reproducibly, and consistently make pharmaceutical-grade RBS at a purity of nearly 100%.

The Company’s small molecule HX medical science platform comprises a number of different drug product candidates and preclinical pharmaceutical-grade RBS formulations using different concentrations and delivered by different routes of administration specific to each disease area and/or indication. The Company’s HX medical science platform includes clinical development programs in oncology, dermatology, and ophthalmology; in vivo proof-of-concept programs in oncology, hematology, wound healing, and animal health; and in vitro drug discovery programs in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $1,359,159 at June 30, 2023 which includes $1,183,149 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $7,358,237 and $6,293,198 as of June 30, 2023 and December 31, 2022, respectively, net loss for the six months ended June 30, 2023 and 2022 was $1,662,516 and $2,108,763, respectively, and cash used in operations was $1,241,893 and $1,470,104 for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

3. Significant Accounting Policies

Since the date the Company’s December 31, 2022 consolidated financial statements were issued in its 2022 Annual Report on March 30, 2023, there have been no material changes to the Company’s significant accounting policies.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of June 30, 2023 is $1,183,149. See Note 10 Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of June 30, 2023 and December 31, 2022, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $1,109,159 and $1,181,707, respectively.

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

	June 30,
	2023	2022
Warrants	475,000	512,500
Options	3,425,000	3,425,000
Convertible preferred stock	111,915,797	105,081,847
2021 unsecured convertible notes	2,022,750	7,311,088
2022 unsecured convertible notes	7,485,783	-

Total potentially dilutive shares	125,324,330	116,330,435

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accrued payroll and taxes	$523,600	$314,160
Accrued vacation	84,131	69,077
Accrued directors’ fees	2,138,089	1,945,589
Accrued other expenses	138,384	75,186
Total Other Accrued Expenses	$2,884,204	$2,404,012

5. Convertible Notes Payable

2021 Financing

	Non- Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$550,000	$525,000	$1,075,000
Conversion	(50,000)	-	(50,000)
Balance as of March 31, 2023	$500,000	$525,000	$1,025,000
Conversion	(500,000)	-	(500,000)
Balance as of June 30, 2023	$-	$525,000	$525,000

Through June 30, 2023, the Company had issued 2021 Notes with aggregate proceeds of $1,075,000 of which $525,000 is from related party investors (an officer and a director of the Company).

2022 Financing

	Non- Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$75,000	$677,500	$752,500
Issued	-	600,000	600,000
Balance as of March 31, 2023	$75,000	$1,277,500	$1,352,500
Issued	-	725,000	725,000
Balance as of June 30, 2023	$75,000	$2,002,500	$2,077,500

Through June 30, 2023, the Company had issued 2022 Notes with aggregate proceeds of $2,077,500 of which $2,002,500 is from a related party investor (a director of the Company) in connection with the 2022 Financing.

For further details on the terms of the 2021 and 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

2023 Conversions of 2021 Notes into Preferred Stock

The following summarizes the conversion activity during the six months ended June 30, 2023:

Series D-1
Preferred Stock
Principal converted	$550,000
Accrued interest converted	44,232
Total converted	$594,232
Conversion price	$2.862
Total shares	207,629

During the three months ended June 30, 2023, principal and interest in the aggregate amount of $540,222, owed in connection with the 2021 Notes were converted into 188,757 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862.

During the six months ended June 30, 2023, principal and interest in the aggregate amount of $594,232, owed in connection with the 2021 Notes were converted into 207,629 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of June 30, 2023 and December 31, 2022, the balance of the note payable was $148,273 and $239,394, respectively.

7. Related Party Transactions

During the three months ended June 30, 2023 and 2022, the Company had consulting fees of $42,400 each to Mr. Bruce Horowitz (Capital Strategists) for services rendered. Director fees for Mr. Horowitz for the three months ended June 30, 2023 and 2022 were $18,750 each. Accrued director fees for Mr. Horowitz as of June 30, 2023 and December 31, 2022 were $18,750 each.

During the six months ended June 30, 2023 and 2022, the Company had consulting fees of $127,200 each to Mr. Bruce Horowitz (Capital Strategists) for services rendered. Director fees for Mr. Horowitz for the six months ended June 30, 2023 and 2022 were $37,500 each. Accrued director fees for Mr. Horowitz as of June 30, 2023 and December 31, 2022 were $37,500 each.

Accrued director fees for Mr. Bruce Horowitz as of June 30, 2023 and December 31, 2022 were $393,750 and $356,250, respectively. Total amounts owed to Capital Strategists for consulting fees as of June 30, 2023 and December 31, 2022 were $318,000 and $212,000, respectively. Mr. Horowitz serves as both Chief Operating Officer (“COO”) and a Company director.

See Note 5 for details of other related party transactions.

Director fees during the three and six months ended June 30, 2023 and 2022 were $96,250 and $192,500, respectively. Accrued directors’ fees as of June 30, 2023 and December 31, 2022 were $2,138,089 and $1,945,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the six months ended June 30, 2023, the Company issued 207,629 shares of Series D-1 Convertible Preferred Stock upon the conversion of $550,000 of principal and $44,232 accrued interest outstanding on the 2021 Notes.

Options

During the three and six months ended June 30, 2023 and 2022, the Company did not have any grants, forfeitures, or exercises of options.

The following table summarizes information about options outstanding and exercisable at June 30, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.12	2,425,000	2.40	$-
$0.29	100,000	2.40	$-
$0.67	200,000	0.10	$-
$0.75	550,000	2.40	$-
$0.88	150,000	1.10	$-

	3,425,000	2.25	$-

Warrants

During the three and six months ended June 30, 2023 and 2022, the Company did not have any grants, forfeitures, or exercises of warrants.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.29	87,500	0.36	$-
$1.00	18,000	0.89	$-
$1.12	366,000	0.89	$-
$2.00	3,500	0.89	$-

	475,000	0.79	$-

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

Annual Stockholder Meeting Proposals

The Company held its annual meeting of stockholders on June 21, 2023. Stockholders authorized the Company’s board of directors (the “Board”) to amend the Company’s Certificate of Incorporation, as amended by the Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Designation of Series D-1 Convertible Preferred Stock (the “Certificates of Designation”), to effect a reverse stock split of the Company’s common stock, Series D Convertible Preferred Stock, and Series D-1 Convertible Preferred Stock at a ratio of between 1-for-10 and 1-for-50, where the ratio would be determined by the Board at its discretion, and to make corresponding amendments to the Certificates of Designation to provide for the proportional adjustment of certain terms upon a reverse stock split, consistent with the Board’s recommendation. The Company’s stockholders also authorized the Board to amend the Company’s Certificate of Incorporation, as amended by the Certificates of Designation, to decrease the number of authorized shares of the Company’s common stock and preferred stock by the same reverse stock split ratio determined by the Board, consistent with the Board’s recommendation. The Board has not acted on these stockholder authorizations as of the filing date.

9. Leases

The Company leased 4,500 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of five years ending on June 30, 2022. Payments were approximately $6,100 per month due to the Company negotiating a continued reduced rent from January 1, 2022 through June 30, 2022.

On June 30, 2022, the lease expired and was not renewed. On June 18, 2022, the company leased 2,700 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending on June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term of the lease.

Total operating lease expense for the three months ended June 30, 2023 was $12,672, of which, $8,448 was included within research and development and $4,224 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended June 30, 2022 was $23,092 of which, $15,395 was included within research and development and $7,697 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the six months ended June 30, 2023 was $26,179, of which, $17,453 was included within research and development and $8,726 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the six months ended June 30, 2022 was $38,051, of which, $25,367 was included within research and development and $12,684 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$21,597	$38,625

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$151,693

Weighted Average Remaining Lease Term
Operating leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	5.0%	8%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2023 were as follows:

Future Minimum Payments

Years	Amount
2023	$24,994
2024	50,663
2025	25,669
Total lease payments	101,326
Less: amount representing imputed interest	(5,124)
Present value of lease liability	96,202
Less: current portion	(46,227)
Lease liability, non-current portion	$49,975

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income whereby grant revenue is recognized as qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Qualifying costs are presented as research and development expenses included in the Company’s statement of operations, in the period that such costs are incurred. As of June 30, 2023 and December 31, 2022, $1,144,091 and $1,510,958 has been recorded as unearned Grant revenue liability on the accompanying condensed consolidated balance sheets, respectively. The Company recorded grant revenue of $161,842 and $366,867 during the three and six months ended June 30, 2023, respectively, and $321,710 and $509,315 during the three and six months ended June 30, 2022, respectively.

11. License Transactions

On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of Bascom Palmer Eye Institute (“BPEI”) that included the use of OBC’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company (i) paid $5,000 for the option to obtain an exclusive worldwide, royalty-bearing license that expires on May 31, 2023, (ii) agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option, (iii) agreed to pay up to $25,000 of past UM patent expenses for this IP, and (iv) entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and TOP PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis. The Company exercised the option to negotiate a license agreement, and license discussions between the Company and UM’s Office of Technology Transfer are ongoing. If UM and the Company are unable to reach an agreement, UM may offer its patent rights to any third party.

12. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising from the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to June 30, 2023, the Company entered into 2022 Notes with a related party investor (a director of the Company) in the aggregate principal amount of $200,000 in connection with 2022 Loans received by the Company for the same amount.

Subsequent to June 30, 2023, the Company entered into a 2022 Note with a non-related party investor in the aggregate principal amount of $700,000 in connection with 2022 Loans received by the Company for the same amount.

Series D-1 Preferred Stock

Subsequent to June 30, 2023, principal and interest in the aggregate amount of $243,167, owed in connection with a 2021 Note was converted into 84,965 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

Common Stock

Subsequent to June 30, 2023, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock to a consultant with a grant date value of $2,850 for services.

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

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises a number of different drug product candidates and preclinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease area and/or indication, includes:

Clinical Development Programs

●	Oncology: Intratumoral (“ITU”) formulation PV-10® (“ITU PV-10”) has undergone and is undergoing multiple, monotherapy and combination therapy, early- to late-stage clinical trials, expanded access programs (“EAPs”) for groups of and individual patients, and/or quality of life (“QOL”) study at multiple clinical sites in Australia, Europe, and the U.S. for the treatments of Stage III and IV melanoma and different types of liver cancers. ITU PV-10 has undergone clinical monotherapy and combination therapy mechanism of action and mechanism of immune response study for melanoma, metastatic uveal melanoma, and metastatic neuroendocrine tumors at Moffitt Cancer Center (“Moffitt”) in Tampa, Florida, The Queen Elizabeth Hospital in Adelaide, Australia, and MD Anderson Cancer Center in Houston, Texas.

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

TOP PV-305 is undergoing preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

Proof-of-Concept In Vivo Drug Discovery Programs

●	Oncology: ITU PV-10 has undergone and is underdoing preclinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved in vivo monotherapy POC of ITU administration.

Oral (“PO”) formulations are undergoing preclinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved in vivo monotherapy POC of PO administration, that the Company has achieved in vivo monotherapy POC of PO administration in both prophylactic and therapeutic settings, and that the Company has achieved in vivo monotherapy POC of intravenous (“IV”) administration.

●	Hematology: PO formulations are undergoing preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo monotherapy POC of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that in vivo monotherapy POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of canine soft tissue sarcomas at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC in canines of ITU administration.

Preclinical In Vitro Drug Discovery Programs

●	Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing preclinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

Overview

Grant revenue was $161,842 for the three months ended June 30, 2023, a decrease of $159,868 or 49.7% compared to the three months ended June 30, 2022. Total operating expenses were $962,045 for the three months ended June 30, 2023, a decrease of $437,645 or 31.3% compared to the three months ended June 30, 2022. The decrease was driven primarily by (i) decreased clinical trial costs, (ii) decrease in payroll and taxes, (iii) lower rent and utilities costs, and (iv) decreased professional fees, partially offset by (v) higher legal costs related to patents. Net loss for the three months ended June 30, 2023 was $835,062, a decrease of $242,779 or 22.5% compared to the three months ended June 30, 2022. The decrease is primarily attributable to lower operating expenses.

	For the Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Grant Revenue	$161,842	$321,710	$(159,868)	-49.7%

Operating Expenses:
Research and development	434,214	816,648	(382,434)	-46.8%
General and administrative	527,831	583,042	(55,211)	-9.5%
Total Operating Expenses	962,045	1,399,690	(437,645)	-31.3%

Total Operating Loss	(800,203)	(1,077,980)	277,777	-25.8%

Other Income/(Expense):
Research and development tax credit	15,965	38,259	(22,294)	-58.3%
Interest expense, net	(50,824)	(38,120)	(12,704)	33.3%

Total Other Income (Expense), Net	(34,859)	139	(34,998)	-25178.4%

Net Loss	$(835,062)	$(1,077,841)	$242,779	-22.5%

Grant Revenue

For the three months ended June 30, 2023 and June 30, 2022, there was $161,842 and $321,710, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $434,214 for the three months ended June 30, 2023, a decrease of $382,434 or 46.8% compared to $816,648 for the three months ended June 30, 2022. The decrease was primarily due to (i) lower costs of clinical trials, (ii) lower payroll and taxes, (iii) lower rent and utilities, and (iv) decreased insurance cost.

	For the Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$309,284	$674,294	$(365,010)	-54.1%
Depreciation/amortization	2,043	1,765	278	15.8%
Insurance	49,356	57,367	(8,011)	-14.0%
Payroll and taxes	65,083	67,360	(2,277)	-3.4%
Rent and utilities	8,448	15,862	(7,414)	-46.7%
Total research and development	$434,214	$816,648	$(382,434)	-46.8%

General and Administrative Expenses

General and administrative expenses were $527,831 for the three months ended June 30, 2023, a decrease of $55,211 or 9.5% compared to $583,042 for the three months ended June 30, 2022. The decrease was primarily due to (i) lower other general and administrative costs, (ii) reduced rent and utilities cost, and (iii) lower professional fees, partially offset by (iv) higher legal fees related to patents and (v) higher insurance cost.

	For the Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$188	$1,055	$(867)	-82.2%
Directors fees	96,250	96,250	-	0.0%
Insurance	52,465	44,672	7,793	17.4%
Legal	147,525	126,087	21,438	17.0%
Other general and administrative cost	23,990	34,476	(10,486)	-30.4%
Payroll and taxes	63,594	63,575	19	0.0%
Professional fees	138,975	208,678	(69,703)	-33.4%
Rent and utilities	4,844	8,267	(3,423)	-41.4%
Foreign currency translation	-	(18)	18	-100.0%
Total general and administrative	$527,831	$583,042	$(55,211)	-9.5%

Other Income/(Expense)

Research and development tax credit decreased from $38,259 for the three months ended June 30, 2022 to $15,965 for the three months ended June 30, 2023. The decrease was mainly due to lower clinical trial activities in Australia resulting in a lower research and development tax refund.

Net interest expense increased by $12,704 from $38,120 for the three months ended June 30, 2022 to $50,824 for the three months ended June 30, 2023. The increase was mainly due to the interest expense costs incurred in connection with the higher note balances.

	For the Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Other Income/(Expense):
Research and development tax credit	$15,965	38,259	(22,294)	-58.3%
Interest expense, net	$(50,824)	(38,120)	$(12,704)	33.3%
Total Other Income (Expenses), Net	$(34,859)	$139	$(34,998)	-25178.4%

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

Overview

Grant revenue was $366,867 for the six months ended June 30, 2023, a decrease of $142,448 or 28.0% compared to the six months ended June 30, 2022. Total operating expenses were $1,949,283 for the six months ended June 30, 2023, a decrease of $638,070 or 24.7% compared to the six months ended June 30, 2022. The decrease was driven primarily by (i) decreased clinical trial costs, (ii) decrease in payroll and taxes, (iii) lower rent and utilities cost, and (iv) lower insurance cost. Net loss for the six months ended June 30, 2023 was $1,622,516, a decrease of $446,247, or 21.2% compared to the six months ended June 30, 2022. The decrease is primarily attributable to lower operating expenses.

	For the Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Grant Revenue	$366,867	$509,315	$(142,448)	-28.0%

Operating Expenses:
Research and development	982,607	1,487,764	(505,157)	-34.0%
General and administrative	966,676	1,099,589	(132,913)	-12.1%
Total Operating Expenses	1,949,283	2,587,353	(638,070)	-24.7%

Total Operating Loss	(1,582,416)	(2,078,038)	495,622	-23.9%

Other Income/(Expense):
Research and development tax credit	15,965	38,259	(22,294)	-58.3%
Interest expense, net	(96,065)	(68,984)	(27,081)	39.3%

Total Other Expense, Net	(80,100)	(30,725)	(49,375)	160.7%

Net Loss	$(1,662,516)	$(2,108,763)	$446,247	-21.2%

Grant Revenue

For the six months ended June 30, 2023 and June 30, 2022, there was $366,867 and $509,315, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $982,607 for the six months ended June 30, 2023, a decrease of $505,157 or 34.0% compared to $1,487,764 for the six months ended June 30, 2022. The decrease was primarily due to (i) lower costs of clinical trials, (ii) lower payroll and taxes, (iii) lower rent and utilities, and (iv) lower insurance cost.

	For the Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	715,879	1,205,985	$(490,106)	-40.6%
Depreciation/amortization	3,530	3,929	(399)	-10.2%
Insurance	114,656	115,890	(1,234)	-1.1%
Payroll and taxes	131,089	134,475	(3,386)	-2.5%
Rent and utilities	17,453	27,485	(10,032)	-36.5%
Total research and development	$982,607	$1,487,764	$(505,157)	-34.0%

General and Administrative Expenses

General and administrative expenses were $966,676 for the six months ended June 30, 2023, a decrease of $132,913 or 12.1% compared to $1,099,589 for the six months ended June 30, 2022. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) reduced rent and utilities cost, (iii) lower insurance cost, (iv) lower other general and administrative cost, and (v) lower professional fees.

	For the Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$931	$2,109	$(1,178)	-55.9%
Directors fees	192,500	192,500	-	0.0%
Insurance	89,088	92,890	(3,802)	-4.1%
Legal	207,597	238,621	(31,024)	-13.0%
Other general and administrative cost	12,910	57,335	(44,425)	-77.5%
Payroll and taxes	128,433	127,874	559	0.4%
Professional fees	325,502	375,033	(49,531)	-13.2%
Rent and utilities	9,715	13,866	(4,151)	-29.9%
Foreign currency translation	-	(639)	639	-100.0%
Total general and administrative	$966,676	$1,099,589	$(132,913)	-12.1%

Other Income/(Expense)

Research and development tax credit decreased from $38,259 for the six months ended June 30, 2022 to $15,965 for the six months ended June 30, 2023. The decrease was mainly due to lower clinical trial activities in Australia resulting in a lower research and development tax refund.

Net interest expense increased by $27,081 from $68,984 for the six months ended June 30, 2022 to $96,065 for the six months ended June 30, 2023. The increase was mainly due to the interest expense costs incurred in connection with the higher note balances.

	For the Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$15,965	$38,259	$(22,294)	-58.3%
Interest expense, net	(96,065)	(68,984)	(27,081)	39.3%
Total Other Expense, Net	$(80,100)	$(30,725)	$(49,376)	160.7%

Liquidity and Capital Resources

The Company’s cash and restricted cash were $1,359,159 at June 30, 2023 which includes $1,183,149 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,431,707 at December 31, 2022, which included $1,410,102 of restricted cash. The Company’s working capital deficit was $7,358,237 and $6,293,198 as of June 30, 2023 and December 31, 2022, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $251,251,157 as of June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of June 30, 2023, cash required for our current liabilities included approximately $4,919,803 for accounts payable and other accrued expenses (including operating lease liabilities) and a $148,273 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,602,500 plus accrued interest will mature one year from the date of the notes. As of June 30, 2023, cash required for our long-term liabilities consists of $49,975 for our operating lease. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

The Company also intends to use press releases, the Company’s website and certain social media accounts as a means of disclosing information and observations about the Company and its business, and for complying with the Company’s disclosure obligations under Regulation FD: the Provectus Substack account (provectus.substack.com), the @ProvectusBio X account (twitter.com/provectusbio), and the Company’s LinkedIn account (linkedin.com/company/provectus-biopharmaceuticals). The information and observations that the Company posts through these social media channels may be deemed material. Accordingly, investors should monitor these social media channels in addition to following the Company’s press releases, SEC filings, and website. The social media channels that the Company intends to use as a means of disclosing the information described above may be updated from time to time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three and six months ended June 30, 2023, the Company received aggregate proceeds of $725,000 and $1,325,000, respectively, pursuant to certain unsecured convertible notes (the “2022 Notes”). Through June 30, 2023, the Company had drawn down $2,077,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

Preferred Convertible Stock

During the three and six months ended June 30, 2023, the Company issued 188,757 and 207,629, respectively, shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $500,000 and $50,000, respectively, of principal and $40,222 and $44,234, respectively, accrued interest outstanding on the 2021 Notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 14, 2023	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

