Form 10-Q
period 2023-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2023-11-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 13, 2023, was 419,522,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates, PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During the first nine months of 2023, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash	$367,250	$21,605
Restricted cash	1,042,957	1,410,102
Short-term receivables	947	394
Prepaid expenses and other current assets	181,180	467,081

Total Current Assets	1,592,334	1,899,182

Equipment and furnishings, less accumulated depreciation of $108,764 and $102,073, respectively	14,250	20,941
Operating lease right-of-use asset	83,509	117,123

Total Assets	$1,690,093	$2,037,246

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,785,322	$2,094,258
Unearned grant revenue	1,074,358	1,510,958
Other accrued expenses	3,057,678	2,404,012
Accrued interest	13,867	30,844
Accrued interest - related parties	122,646	40,992
Notes payable	78,066	239,394
Convertible notes payable	775,000	625,000
Convertible notes payable - related parties	2,217,500	1,202,500
Operating lease liability, current portion	47,146	44,422

Total Current Liabilities	9,171,583	8,192,380

Operating lease liability, non-current portion	37,714	73,376

Total Liabilities	9,209,297	8,265,756

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $14,164,889 at September 30, 2023 and December 31, 2022	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 10,146,818 and 9,746,626 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $116,160,245 and $111,578,880 at September 30, 2023 and December 31, 2022, respectively	10,146	9,747
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,522,119 and 419,497,119 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	419,522	419,497
Additional paid-in capital	244,101,958	242,954,193
Accumulated other comprehensive loss	(36,207)	(35,679)
Accumulated deficit	(252,026,996)	(249,588,641)

Total Stockholders’ Deficit	(7,519,204)	(6,228,510)

Total Liabilities and Stockholders’ Deficit	$1,690,093	$2,037,246

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Grant Revenue	$69,733	$314,890	$436,600	$824,205

Operating Expenses:
Research and development	350,792	580,390	1,333,399	2,068,154
General and administrative	433,089	400,689	1,399,765	1,500,278
Total Operating Expenses	783,881	981,079	2,733,164	3,568,432

Total Operating Loss	(714,148)	(666,189)	(2,296,564)	(2,744,227)

Other Income/(Expense):
Research and development tax credit	(167)	(638)	15,798	37,621
Interest expense, net	(61,524)	(46,440)	(157,589)	(115,424)

Total Other Income (Expense), Net	(61,691)	(47,078)	(141,791)	(77,803)

Net Loss	$(775,839)	$(713,267)	$(2,438,355)	$(2,822,030)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,515,869	419,489,239	419,503,438	419,461,313

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Loss	$(775,839)	$(713,267)	$(2,438,355)	$(2,822,030)
Other Comprehensive Loss:
Foreign currency translation adjustments	-	(1,241)	(441)	(2,285)
Total Comprehensive Loss	$(775,839)	$(714,508)	$(2,438,796)	$(2,824,315)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191

Balance at March 31, 2023	12,373,247	12,373	9,765,498	9,765	419,497,119	419,497	243,008,185	(35,488)	(250,416,095)	(7,001,763)

Conversion of 2021 Note to Series D1 Preferred Stock	-	-	188,757	189	-	-	540,033	-	-	540,222
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(835,062)	(835,062)
Other comprehensive loss	-	-	-	-	-	-	-	(278)	-	(278)

Balance at June 30, 2023	12,373,247	12,373	9,954,255	9,954	419,497,119	419,497	243,548,218	(35,766)	(251,251,157)	(7,296,881)

Common stock issued for services	-	-	-	-	25,000	25	2,825	-	-	2,850
Conversion of 2021 Note to Series D1 Preferred Stock	-	-	122,725	122	-	-	351,110			351,232
Conversion of 2022 Note to Series D1 Preferred Stock	-	-	69,838	70	-	-	199,805			199,875
Comprehensive loss:										-
Net loss	-	-	-	-	-	-	-	-	(775,839)	(775,839)
Other comprehensive loss	-	-	-	-	-	-	-	(441)	-	(441)

Balance at September 30, 2023	12,373,247	$12,373	10,146,818	$10,146	419,522,119	$419,522	$244,101,958	$(36,207)	$(252,026,996)	$(7,519,204)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,030,922)	(1,030,922)
Other comprehensive loss	-	-	-	-	-	-	-	(716)	-	(716)

Balance at March 31, 2022	12,373,247	12,373	9,270,860	9,271	419,447,119	419,447	241,590,054	(35,183)	(247,064,880)	(5,068,918)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,077,841)	(1,077,841)
Other comprehensive loss	-	-	-	-	-	-	-	(328)	-	(328)

Balance at June 30, 2022	12,373,247	12,373	9,270,860	9,271	419,447,119	419,447	241,590,054	(35,511)	(248,142,721)	(6,147,087)

Stock-based compensation:
Common Stock	-	-	-	-	50,000	50	2,975	-	-	3,025
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(713,267)	(713,267)
Other comprehensive income	-	-	-	-	-	-	-	(1,241)	-	(1,241)

Balance at September 30, 2022	12,373,247	$12,373	9,270,860	$9,271	419,497,119	$419,497	$241,593,029	$(36,752)	$(248,855,988)	$(6,858,570)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(2,438,355)	$(2,822,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,850	3,025
Non-cash lease expense	33,613	41,947
Depreciation	6,691	8,857
Changes in operating assets and liabilities
Short term receivables	(553)	4,351
Prepaid expenses and other current assets	359,572	142,129
Accounts payable	(308,728)	654,017
Unearned grant revenue	(436,600)	(824,205)
Other accrued expenses	653,664	442,355
Operating lease liability	(32,938)	(47,664)
Accrued interest	150,017	110,536

Net Cash Used In Operating Activities	(2,010,767)	(2,286,682)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	700,000	550,000
Proceeds from issuance of convertible notes payable - related parties	1,525,000	510,000
Repayment of short-term note payable	(234,997)	(166,317)
Net Cash Provided By Financing Activities	1,990,003	893,683

Effect of exchange rates on cash and restricted cash	(736)	(2,592)

Net Decrease In Cash and Restricted Cash	(21,500)	(1,395,591)

Cash and Restricted Cash, Beginning of Period	1,431,707	3,106,942

Cash and Restricted Cash, End of Period	$1,410,207	$1,711,351

Cash and restricted cash consisted of the following:
Cash and cash equivalents	$367,250	$67,030
Restricted cash	1,042,957	1,644,321
	$1,410,207	$1,711,351

Non-cash investing and financing activities:
For purchase of Series D-1 Preferred Stock	$-	$(150,000)
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$130,422
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$804,533	$-
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$170,126
Purchase of insurance policies financed by short-term note payable	$(73,669)	$(57,146)

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

The Company believes that RBS targets disease in a bifunctional manner. First, direct contact may lead to cell death or repair, depending on the disease being treated and the concentration of the RBS utilized in the treatment. Second, multivariate immune signaling, activation, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry at ClinicalTrials.gov.

The Company believes that it is the first and only entity to date to make pharmaceutical-grade RBS successfully, reproducibly, and consistently at a purity of nearly 100%.

The Company’s small molecule HX medical science platform comprises several different drug product candidates and preclinical pharmaceutical-grade RBS formulations using different concentrations delivered by different routes of administration specific to each disease area and/or indication. The Company’s HX medical science platform includes clinical development programs in oncology, dermatology, and ophthalmology; in vivo proof-of-concept programs in oncology, hematology, wound healing, and animal health; and in vitro drug discovery programs in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $1,410,207 at September 30, 2023 which includes $1,042,957 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $7,579,249 and $6,293,198 as of September 30, 2023 and December 31, 2022, respectively, net loss for the nine months ended September 30, 2023 and 2022 was $2,438,355 and $2,822,030, respectively, and cash used in operations was $2,010,767 and $2,286,682 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2022 financing (see Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2023 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there can be no assurance that it will be able to complete additional financing in a timely manner. Any such financing may result in significant dilution to stockholders.

3. Significant Accounting Policies

Since the date the Company’s December 31, 2022 consolidated financial statements were issued in its 2022 Annual Report on March 30, 2023, there have been no material changes to the Company’s significant accounting policies.

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, accrued liabilities, and the valuation allowance related to the Company’s deferred tax assets.

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of September 30, 2023 is $1,042,957. See Note 10, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although there can be no assurance that it will not experience any losses in the future. As of September 30, 2023 and December 31, 2022, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $1,160,207 and $1,181,707, respectively.

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

	September 30,
	2023	2022
Warrants	437,500	487,500
Options	3,225,000	3,425,000
Convertible preferred stock	113,841,427	105,081,847
2021 unsecured convertible notes	817,766	8,602,376
2022 unsecured convertible notes	10,115,192	646,952

Total potentially dilutive shares	128,636,885	118,243,675

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accrued payroll and taxes	$611,646	$314,160
Accrued vacation	88,691	69,077
Accrued directors’ fees	2,234,339	1,945,589
Accrued other expenses	123,002	75,186
Total Other Accrued Expenses	$3,057,678	$2,404,012

5. Convertible Notes Payable

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$550,000	$525,000	$1,075,000

Conversion	(50,000)	-	(50,000)
Balance as of March 31, 2023	500,000	525,000	1,025,000
Conversion	(500,000)	-	(500,000)
Balance as of June 30, 2023	-	525,000	525,000
Conversion	-	(325,000)	(325,000)
Balance as of September 30, 2023	$-	$200,000	$200,000

Through September 30, 2023, the Company issued 2021 Notes with aggregate proceeds of $1,075,000 of which $525,000 was from related party investors (an officer and a director of the Company).

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2023	$75,000	$677,500	$752,500

Issued	-	600,000	600,000

Balance as of March 31, 2023	75,000	1,277,500	1,352,500
Issued	-	725,000	725,000

Balance as of June 30, 2023	75,000	2,002,500	2,077,500
Issued	700,000	200,000	900,000
Conversion	-	(185,000)	(185,000)
Balance as of September 30, 2023	$775,000	$2,017,500	$2,792,500

Through September 30, 2023, the Company issued 2022 Notes with aggregate proceeds of $2,977,500 of which $2,202,500 is from a related party investor (a director of the Company) in connection with the 2022 Financing.

For further details on the terms of the 2021 and 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

2023 Conversions of 2021 Notes into Preferred Stock

The following summarizes the conversion activity during the nine months ended September 30, 2023:

Series D-1
Preferred Stock
Principal converted	$875,000
Accrued interest converted	70,466
Total converted	$945,466
Conversion price	$2.862
Total shares	330,354

During the three months ended September 30, 2023, principal and interest in the aggregate amount of $351,239, owed in connection with the 2021 Notes were converted into 122,725 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862.

During the nine months ended September 30, 2023, principal and interest in the aggregate amount of $945,466, owed in connection with the 2021 Notes were converted into 330,354 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

2023 Conversions of 2022 Notes into Preferred Stock

The following summarizes the conversion activity during the nine months ended September 30, 2023:

Series D-1
Preferred Stock
Principal converted	$185,000
Accrued interest converted	14,875
Total converted	$199,875
Conversion price	$2.862
Total shares	69,838

During the three and nine months ended September 30, 2023, principal and interest in the aggregate amount of $199,875, owed in connection with the 2022 Notes were converted into 69,838 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of September 30, 2023 and December 31, 2022, the balance of the note payable was $78,066 and $239,394, respectively.

7. Related Party Transactions

During the three months ended September 30, 2023 and 2022, the Company had consulting fees of $63,600 each to Mr. Bruce Horowitz (Capital Strategists) for services rendered. Director fees for Mr. Horowitz for the three months ended September 30, 2023 and 2022 were $18,750 each.

During the nine months ended September 30, 2023 and 2022, the Company had consulting fees of $190,800 each to Mr. Bruce Horowitz (Capital Strategists) for services rendered. Director fees for Mr. Horowitz for the nine months ended September 30, 2023 and 2022 were $56,250 each.

Accrued director fees for Mr. Bruce Horowitz as of September 30, 2023 and December 31, 2022 were $412,500 and $356,250, respectively. Total amounts owed to Capital Strategists for consulting fees as of September 30, 2023 and December 31, 2022 were $381,600 and $212,000, respectively. Mr. Horowitz serves as both Chief Operating Officer (“COO”) and a Company director.

See Note 5 for details of other related party transactions.

Director fees during the three and nine months ended September 30, 2023 and 2022 were $96,250 and $288,750, respectively. Accrued directors’ fees as of September 30, 2023 and December 31, 2022 were $2,234,339 and $1,945,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the nine months ended September 30, 2023, the Company issued 330,354 shares of Series D-1 Convertible Preferred Stock upon the conversion of $875,000 of principal and $70,466 accrued interest outstanding on the 2021 Notes.

During the nine months ended September 30, 2023, the Company issued 69,838 shares of Series D-1 Convertible Preferred Stock upon the conversion of $185,000 of principal and $14,875 accrued interest outstanding on the 2022 Notes.

Options

During the three and nine months ended September 30, 2023 and 2022, the Company did not have any issuances, grants, or exercises of options.

The following table summarizes option activities during the nine months ended September 30, 2023:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Life in Years	Value

Outstanding and exercisable at January 1, 2023	3,425,000	$0.29		$-
Forfeited	(200,000)	0.67
Outstanding and exercisable at September 30, 2023	3,225,000	0.27	2.11	$-

The following table summarizes information about options outstanding and exercisable at September 30, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.12	2,425,000	2.10	$-
$0.29	100,000	2.10	$-
$0.75	550,000	2.20	$-
$0.88	150,000	0.80	$-

	3,225,000	2.11	$-

Warrants

During the three and nine months ended September 30, 2023 and 2022, the Company did not have any issuances, grants, or exercises of warrants.

The following table summarizes warrant activities during the nine months ended September 30, 2023:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Warrants	Exercise Price	Life in Years	Value

Outstanding and exercisable at January 1, 2023	475,000	$0.97
Forfeited	(37,500)	0.29
Outstanding and exercisable at September 30, 2023	437,500	$1.03	0.60	$-

The following table summarizes information about warrants outstanding and exercisable at September 30, 2023:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.29	50,000	0.29	$-
$1.00	18,000	0.64	$-
$1.12	366,000	0.64	$-
$2.00	3,500	0.64	$-

	437,500	0.60	$-

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

Total operating lease expense for the three months ended September 30, 2023 was $12,560, of which, $8,373 was included within research and development and $4,187 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended September 30, 2022 was $12,497 of which, $8,331 was included within research and development and $4,166 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the nine months ended September 30, 2023 was $38,739, of which, $25,826 was included within research and development and $12,913 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the nine months ended September 30, 2022 was $50,548, of which, $33,698 was included within research and development and $16,850 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$32,938	$50,784

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$130,422

Weighted Average Remaining Lease Term
Operating leases	1 year 9 months	2 years 9 months

Weighted Average Discount Rate
Operating leases	5.0%	5.0% - 8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2023 were as follows:

Future Minimum Payments

Years	Amount
2023	$12,497
2024	50,663
2025	25,668
Total lease payments	88,828
Less: amount representing imputed interest	(3,968)
Present value of lease liability	84,860
Less: current portion	(47,146)
Lease liability, non-current portion	$37,714

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

As of September 30, 2023 and December 31, 2022, $1,074,358 and $1,510,958 has been recorded as unearned Grant revenue liability on the accompanying condensed consolidated balance sheets, respectively. The Company recorded grant revenue of $69,733 and $436,600 during the three and nine months ended September 30, 2023, respectively, and $314,890 and $824,205 during the three and nine months ended September 30, 2022, respectively.

11. License Transactions

On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of Bascom Palmer Eye Institute (“BPEI”) that included the use of OBC’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company (i) paid $5,000 for the option to obtain an exclusive worldwide, royalty-bearing license that had an option expiration date of May 31, 2023, (ii) agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option, (iii) agreed to pay up to $25,000 of past UM patent expenses for this IP, and (iv) entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and TOP PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis. The Company exercised the option to negotiate a license agreement with a negotiating period that ended on November 2, 2023, when negotiating exclusivity and right of first refusal no longer apply. UM’s Office of Technology Transfer and the Company are currently in negotiations to potentially finalize a full license agreement. If UM and the Company are unable to reach an agreement, UM may offer its patent rights to any third party.

12. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising from the ordinary course of business. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

13. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to September 30, 2023, the Company entered into a 2022 Note with a non-related party investor in the aggregate principal amount of $50,000 in connection with 2022 Loans received by the Company for the same amount.

Series D-1 Preferred Stock

Subsequent to September 30, 2023, principal and interest in the aggregate amount of $289,101, owed in connection with 2022 Notes was converted into 101,061 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

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

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises several different drug product candidates and preclinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease area and/or indication, includes:

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

●	Ophthalmology: The Company believes that clinical monotherapy proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

TOP PV-305 is undergoing preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

Preclinical In Vivo Proof-of-Concept Programs

●	Oncology: ITU PV-10 has undergone and is underdoing preclinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone preclinical monotherapy study for the treatment of penile squamous cell carcinoma at an academic medical center. ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“Ucal”). The Company believes that the Ucal researchers have achieved in vivo monotherapy POC of ITU administration.

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

●	Hematology: PO formulations are undergoing preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at Ucal. The Company believes that the Ucal researchers have achieved in vivo monotherapy POC of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that in vivo monotherapy POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of canine soft tissue sarcomas at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC in canines of ITU administration.

Preclinical In Vitro Drug Discovery Programs

●	Immune vaccine adjuvant: Different formulations have undergone and are undergoing preclinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

●

Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing preclinical monotherapy study for the treatment of SARS-CoV-2 at Ucal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

Different formulations have undergone preclinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug resistant strains) and have undergone preclinical monotherapy study for the treatment of oral bacterial infections at UTHSC.

Different formulations have undergone preclinical monotherapy study for the treatment of fungal infections at UTHSC.

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

The Company is developing a systemically administered formulation of pharmaceutical-grade RBS for the treatment of cancer. Our goals, when this work is complete, are to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), take an initial systemic drug product candidate into an early-stage clinic trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

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

The Company’s drug substance and drug product candidate manufacturing processes employ Quality-by-Design principles, current good manufacturing practice (“cGMP”) regulations, and the guidelines of The International Council for Harmonization (ICH) of Technical Requirements for Pharmaceuticals for Human Use. These processes utilize controls that eliminate the formation of historical impurities and avoid the introduction of potentially hazardous impurities that the Company believes may have been and could be present in uncontrolled and unreported amounts in non-pharmaceutical grades of rose bengal.

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

Non-Pharmaceutical Grades of Rose Bengal

Commercial-Grade

This material may be purchased from specialty chemical suppliers in the U.S. and from other parts of the world; however, the Company believes that the material itself is almost exclusively made in China and India under non-cGMP conditions. Commercial grade rose bengal appears to have reported purity that may vary between approximately 80% and 95%, and that may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial grade rose bengal is typically used by researchers unaffiliated with the Company for preclinical study of the rose bengal molecule for potential biomedical therapeutic applications.

We believe that commercial grade rose bengal is still manufactured using the historical process (or a variant thereof) that was developed by the synthetic molecule’s Swiss creator Rudolph Gnehm in 1881. Some manufacturers may, however, apply purification techniques that the Company believes still result in material that may possess questionable purity and contaminants and may also be subject to substantial lot-to-lot manufacturing variability.

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

Chemical Analytical Comparison

In the first quarter of 2022, the Company began work with a U.S. contract development and manufacturing organization to assess rigorously and methodically three lots of commercial-grade rose bengal, one each from three different specialty chemical suppliers, and compare and contrast these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed by the end of the third quarter of 2022. The Company believes that the preliminary results of these analyses indicate that all three lots of commercial grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

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

The Company believes that historical and potentially hazardous impurities and other manufacturing and handling issues facing non-pharmaceutical grades of rose bengal may pose significant scientific, technological, and economic challenges to overcome and validate for compliance with modern drug regulatory standards.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Overview

Grant revenue was $69,733 for the three months ended September 30, 2023, a decrease of $245,157 or 77.9% compared to the three months ended September 30, 2022. Total operating expenses were $783,881 for the three months ended September 30, 2023, a decrease of $197,198 or 20.1% compared to the three months ended September 30, 2022. The decrease was driven primarily by (i) decreased clinical trial costs, partially offset by (ii) higher payroll and taxes, (iii) higher legal costs related to patents, and (iv) higher professional fees related to the start of year-end audit work. Net loss for the three months ended September 30, 2023 was $775,839, an increase of $62,572 or 8.8% compared to the three months ended September 30, 2022. The increase is primarily attributable to lower grant revenue recognized in the current quarter.

	For the Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Grant Revenue	$69,733	$314,890	$(245,157)	-77.9%

Operating Expenses:
Research and development	350,792	580,390	(229,598)	-39.6%
General and administrative	433,089	400,689	32,400	8.1%
Total Operating Expenses	783,881	981,079	(197,198)	-20.1%

Total Operating Loss	(714,148)	(666,189)	(47,959)	7.2%

Other Income/(Expense):
Research and development tax credit (deficit)	(167)	(638)	471	-73.8%
Interest expense, net	(61,524)	(46,440)	(15,084)	32.5%

Total Other (Expense), Net	(61,691)	(47,078)	(14,613)	31.0%

Net Loss	$(775,839)	$(713,267)	$(62,572)	8.8%

Grant Revenue

For the three months ended September 30, 2023 and September 30, 2022, there was $69,733 and $314,890, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $350,792 for the three months ended September 30, 2023, a decrease of $229,598 or 39.6% compared to $580,390 for the three months ended September 30, 2022. The decrease was primarily due to (i) lower costs of clinical trials, partially offset by (ii) higher payroll and taxes.

	For the Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$198,002	$449,638	$(251,636)	-56.0%
Depreciation/amortization	1,764	1,765	(1)	-0.1%
Insurance	57,409	57,620	(211)	-0.4%
Payroll and taxes	85,244	62,457	22,787	36.5%
Rent and utilities	8,373	8,910	(537)	-6.0%
Total research and development	$350,792	$580,390	$(229,598)	39.6%

General and Administrative Expenses

General and administrative expenses were $433,089 for the three months ended September 30, 2023, an increase of $32,400 or 8.1% compared to $400,689 for the three months ended September 30, 2022. The increase was primarily due to (i) higher legal fees related to patents and (ii) higher professional fees related to the start of year-end audit work.

	For the Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$466	$1,054	$(588)	-55.8%
Directors fees	96,250	96,250	-	0.0%
Insurance	45,302	45,272	30	0.1%
Legal	71,222	65,602	5,620	8.6%
Other general and administrative cost	15,724	14,991	733	4.9%
Payroll and taxes	60,829	61,554	(725)	-1.2%
Professional fees	138,620	111,310	27,310	24.5%
Rent and utilities	4,676	4,656	20	0.4%

Total general and administrative	$433,089	$400,689	$32,400	8.1%

Other Income/(Expense)

Research and development tax credit decreased from $(638) for the three months ended September 30, 2022 to $(167) for the three months ended September 30, 2023. The decrease was mainly due to lower clinical trial activities in Australia resulting in a lower research and development tax refund.

Net interest expense increased by $15,084 from $46,440 for the three months ended September 30, 2022 to $61,524 for the three months ended September 30, 2023. The increase was mainly due to the interest expense costs incurred in connection with the higher note balances.

	For the Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Other Income/(Expense):
Research and development tax credit (deficit)	$(167)	(638)	471	-73.8%
Interest expense, net	$(61,524)	(46,440)	$(15,084)	32.5%
Total Other Income (Expenses), Net	$(61,691)	$(47,078)	$(14,613)	31.0%

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

Overview

Grant revenue was $436,600 for the nine months ended September 30, 2023, a decrease of $387,605 or 47.0% compared to the nine months ended September 30, 2022. Total operating expenses were $2,733,164 for the nine months ended September 30, 2023, a decrease of $835,268 or 23.4% compared to the nine months ended September 30, 2022. The decrease was driven primarily by (i) decreased clinical trial costs, (ii) lower rent and utilities cost, (iii) lower legal fees, (iv) lower insurance cost, and (v) lower general and administrative cost due to receipt of employee retention credit and lower professional fees. Net loss for the nine months ended September 30, 2023 was $2,438,355, a decrease of $383,675, or 13.6% compared to the nine months ended September 30, 2022. The decrease is primarily attributable to lower operating expenses offset by lower grant revenue recognized in the current year.

	For the Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Grant Revenue	$436,600	$824,205	$(387,605)	-47.0%

Operating Expenses:
Research and development	1,333,399	2,068,154	(734,755)	-35.5%
General and administrative	1,399,765	1,500,278	(100,513)	-6.7%
Total Operating Expenses	2,733,164	3,568,432	(835,268)	-23.4%

Total Operating Loss	(2,296,564)	(2,744,227)	(447,633)	16.3%

Other Income/(Expense):
Research and development tax credit	15,798	37,621	(21,823)	-58.0%
Interest expense, net	(157,589)	(115,424)	(42,165)	36.5%

Total Other Expense, Net	(141,791)	(77,803)	(63,988)	82.2%

Net Loss	$(2,438,355)	$(2,822,030)	$(383,675)	13.6%

Grant Revenue

For the nine months ended September 30, 2023 and September 30, 2022, there was $436,600 and $824,205, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $1,333,399 for the nine months ended September 30, 2023, a decrease of $734,755 or 35.5% compared to $2,068,154 for the nine months ended September 30, 2022. The decrease was primarily due to (i) lower costs of clinical trials, (ii) lower rent and utilities, and (iii) lower insurance cost, partially offset by an increase in (iv) payroll and taxes.

	For the Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	913,881	1,655,623	$(741,742)	-44.8%
Depreciation/amortization	5,294	5,694	(400)	-7.0%
Insurance	172,065	173,510	(1,445)	-0.8%
Payroll and taxes	216,333	196,932	19,401	9.9%
Rent and utilities	25,826	36,395	(10,569)	-29.0%
Total research and development	$1,333,399	$2,068,154	$(734,755)	-35.5%

General and Administrative Expenses

General and administrative expenses were $1,399,765 for the nine months ended September 30, 2023, a decrease of $100,513 or 6.7% compared to $1,500,278 for the nine months ended September 30, 2022. The decrease was primarily due to (i) lower legal fees relating to patents, (ii) reduced rent and utilities cost, (iii) slightly lower insurance cost, (iv) lower other general and administrative cost related to receipt of employee retention credit, and (v) lower professional fees.

	For the Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,397	$3,163	$(1,766)	-55.8%
Directors fees	288,750	288,750	-	0.0%
Insurance	134,390	138,162	(3,772)	-2.7%
Legal	278,819	304,223	(25,404)	-8.4%
Other general and administrative cost	28,634	72,326	(43,692)	-60.4%
Payroll and taxes	189,262	189,428	(166)	-0.1%
Professional fees	464,122	486,343	(22,221)	-4.6%
Rent and utilities	14,391	18,522	(4,131)	-22.3%
Foreign currency translation	-	(639)	639	-100.0%
Total general and administrative	$1,399,765	$1,500,278	$(100,513)	-6.7%

Other Income/(Expense)

Research and development tax credit decreased from $37,621 for the nine months ended September 30, 2022 to $15,798 for the nine months ended September 30, 2023. The decrease was mainly due to lower clinical trial activities in Australia resulting in a lower research and development tax refund.

Net interest expense increased by $42,165 from $115,424 for the nine months ended September 30, 2022 to $157,589 for the nine months ended September 30, 2023. The increase was mainly due to the interest expense costs incurred in connection with the higher note balances.

	For the Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$15,798	$37,621	$(21,823)	-58.0%
Interest expense, net	(157,589)	(115,424)	(42,165)	36.5%
Total Other Expense, Net	$(141,791)	$(77,803)	$(63,988)	82.2%

Liquidity and Capital Resources

The Company’s cash and restricted cash were $1,410,207 at September 30, 2023 which includes $1,042,957 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,431,707 at December 31, 2022, which included $1,410,102 of restricted cash. The Company’s working capital deficit was $7,579,249 and $6,293,198 as of September 30, 2023 and December 31, 2022, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $252,026,996 as of September 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of September 30, 2023, cash required for our current liabilities included approximately $4,890,146 for accounts payable and other accrued expenses (including operating lease liabilities) and a $78,066 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,992,500 plus accrued interest will mature one year from the date of the notes. As of September 30, 2023, cash required for our long-term liabilities consists of $37,714 for our operating lease. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Management’s plans include selling our equity securities and obtaining other financing, including the issuance of 2022 unsecured convertible notes (the “2022 Financing”), to fund our capital requirements and on-going operations; however, there can be no assurance that the Company will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2022 Financing, equity financings, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug product candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2023 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, there can be no assurance that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three and nine months ended September 30, 2023, the Company received aggregate proceeds of $900,000 and $2,225,000, respectively, pursuant to certain unsecured convertible notes (the “2022 Notes”). Through September 30, 2023, the Company had drawn down $2,977,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 30, 2023.

Preferred Convertible Stock

During the three months ended September 30, 2023, the Company issued 122,725 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $325,000 of principal and $26,232 accrued interest outstanding on the 2021 Notes.

During the nine months ended September 30, 2023, the Company issued 330,354 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $875,000 of principal and $70,466 accrued interest outstanding on the 2021 Notes.

During the three and nine months ended September 30, 2023, the Company issued 69,838 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $185,000 of principal and $14,875 accrued interest outstanding on the 2022 Notes.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 14, 2023	By:	/s/ Bruce Horowitz
Bruce Horowitz
Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

