Form 10-K
period 2023-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2024-03-28
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 was $45,528,616 (computed on the basis of $0.113 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 27, 2024 was 419,522,119.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2024 annual meeting of stockholders.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates PV-10® and PH-10®, and/or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

●	The disruptions, shortages, and other supply chain-related issues that many companies across different industry sectors have reported and continue to report. In the biopharmaceutical sector, delays and interruptions in the supply chain have been particularly pronounced. During 2023, we were able to effectively manage our supply of drug product candidates and drug substance in a manner that avoided any significant interruptions to our clinical development and drug discovery programs.

PART I

ITEM 1.	BUSINESS.

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

Intellectual Property

U.S. Patents

We hold patents covering the HX medical science platform that we have developed and are continuing to develop for drug product candidates and drug formulations in different disease areas. All patents awarded by the U.S. Patent and Trademark Office (“USPTO”) that are material to an understanding of the Company are listed in the table below:

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

We received one patent allowance from the USPTO in 2023, U.S. patent application number 17/488,430 titled “Halogenated Xanthenes as Vaccine Adjuvants.” Two patent applications were also published on the USPTO’s website:

●	Photodynamic Anti-Gram-Positive Bacterial Activity of Pharmaceutical-Grade Rose Bengal (USPTO application number 18/089,011), and
●	Halogenated Xanthene-Containing Topical Anti-Gram-Positive Bacterial Ophthalmic Composition and Method (18/089,134).

International Patents

In 2023, the Company received a patent award for Mexico for “Method of Ex Vivo Enhancement of Immune Cell Activity for Cancer Immunotherapy With A Small Molecule Ablative Compound,” patent awards for Australia and Mexico for “Combination of Local And Systemic Therapies for Enhanced Treatment of Dermatologic Conditions,” and patent awards for Australia, China, Europe, Hong Kong, and Mexico for “In Vitro And Xenograft Anti-Tumor Activity Of A Halogenated-Xanthene Against Refractory Pediatric Solid Tumors.”

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

TOP PV-305 has undergone preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis at BPEI.

In Vivo Proof-of-Concept Drug Discovery Programs

●	Oncology: ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Alberta, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy in vivo POC of ITU administration.

●	Oral (“PO”) formulations are undergoing preclinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved monotherapy in vivo POC of PO administration, that the Company has achieved monotherapy in vivo POC of PO administration in prophylactic and therapeutic settings, and that the Company has achieved monotherapy in vivo POC of intravenous (“IV”) administration.

●	Hematology: PO formulations are undergoing preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo POC of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that monotherapy in vivo POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch (“UTMB”) in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of cutaneous canine cancers at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC in canines of ITU administration.

In Vitro Drug Discovery Programs

●	Infectious Diseases: PO and intranasal (“IN”) formulations have undergone preclinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

●	Different formulations have undergone preclinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug resistant strains) and have undergone preclinical monotherapy study for the treatment of oral bacterial infections at UTHSC.

●	Different formulations have undergone preclinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations have undergone preclinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas (“UNLV”) in Las Vegas, Nevada.

2023 Activity

In April, preclinical research on the Company’s pharmaceutical-grade rose bengal sodium drug substance against colistin-resistant gram-negative bacteria was published in The Journal of Antibiotics, a medical periodical by Nature Portfolio for the Japan Antibiotics Research Association: “Antibacterial effect of rose bengal against colistin-resistant gram-negative bacteria.”

In June, the Company initiated a new sponsored research program with the University of Tennessee College of Veterinary Medicine to assess the safety and preliminary efficacy of intralesional injection of a formulation of the Company’s pharmaceutical-grade RBS for canine soft tissue sarcomas.

The Company’s stockholders approved the proposals of the Board of Directors (“Board”) to seek the authority to undertake a reverse stock split and an authorized share reduction.

In July, the USPTO published the Company’s patent application entitled “Photodynamic Anti-Gram-Positive Bacterial Activity of Pharmaceutical-Grade Rose Bengal” (publication no. 18/089,011).

In August, the USPTO published the Company’s patent application entitled “Halogenated Xanthene-Containing Topical Anti-Gram-Positive Bacterial Ophthalmic Composition and Method” (publication no. 18/089,134).

In November, preclinical data from ongoing research on the potential use of PV-10 as an adjuvant in vaccines to help them work better was the subject of a poster presentation at the Society for Immunotherapy of Cancer (SITC) 2023 annual meeting, held in San Diego, CA from November 1-5: “The iodinated fluorescein derivative PV-10 enhances the antiviral activity of CD8+ T-Cells by inducing STING dimerization: Implications for enhanced vaccine applications.”

The Company provided updated data from an ongoing Phase 1 clinical trial of PV-10 for the treatment of uveal melanoma (UM) metastatic to the liver (mUM) (NCT00986661).

The Company also provided updated data from an ongoing Phase 1b/2 clinical trial of PV-10 in combination with standard of care immune checkpoint blockade for the treatment of advanced cutaneous melanoma (NCT02557321).

In December, the USPTO allowed patent application 17/488,430, titled “Halogenated Xanthenes as Vaccine Adjuvants.” The allowed patent application covers the use of Provectus’s pharmaceutical-grade rose bengal sodium (RBS) drug substance as an adjuvant in anticancer, antiviral, and possibly other vaccines to potentially make them work better by enhancing T-cell response.

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

Supply Chain

During 2023, we undertook extensive validation testing of our supply of prescription drug candidate PV-10.

Federal Regulation of Therapeutic Products

All the prescription drug candidates that we currently contemplate developing will require approval by the U.S. Food and Drug Administration (“FDA”) prior to sales within the U.S. and by comparable international governmental healthcare regulatory agencies prior to sale outside the U.S. The FDA and comparable international agencies impose substantial requirements on the manufacturing and marketing of pharmaceutical products. These agencies and other entities regulate, among other things, research and development activities and the testing, manufacturing, quality control, safety and effectiveness claims, labeling, storage, record keeping, approval, advertising, and promotion of our prescription drug candidates. While we attempt to minimize and avoid significant regulatory bars when formulating our products, some degree of regulation from these regulatory agencies is unavoidable.

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

Additional Regulation

We are subject to various federal, state, and local laws and regulations relating to the protection of the environment, human health, and safety in the U.S. and in other jurisdictions in which we operate. If we violate these laws and regulations, we could be fined, criminally charged, or otherwise sanctioned by regulators. Environmental laws and regulations are complex, change frequently and have become more stringent over time. We believe that our operations currently comply in all material respects with applicable environmental laws and regulations.

Human Capital Resources

We have four full-time employees who currently serve as CFO, CTO, senior scientist, and controller. We also engage independent contractors, who currently serve as chief operations consultant, director of clinical operations, clinical research associates, and information technology manager.

We believe the Company’s success depends on its ability to attract, develop, and retain key personnel. The skills, experience, and industry knowledge of key members of our Board of Directors, employees, and contractors significantly benefit our operations and performance. The Company’s Board of Directors and management oversee various employee and contractor initiatives.

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

The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2023, we have incurred net losses of approximately $253 million in the aggregate since inception in January 2002. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates, develop our prescription drug formulation candidates, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates and prescription drug formulation candidates in 2024 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2024 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of our prescription drug candidates and prescription drug formulation candidates on the basis of historical, ongoing, and prospective clinical and preclinical study results.

We have based our estimate of capital needs on assumptions that may prove to be wrong, and we cannot assure you that estimates and assumptions will remain unchanged. On August 13, 2021, the Board approved a Financing Term Sheet (the “2021 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2021 Financing”), which amounts will be obtained in several tranches and evidenced by convertible promissory notes (collectively, the “2021 Notes”). As of December 31, 2023, the Company had received 2021 Notes proceeds of $1,460,000, of which $200,000 is from a related party investor.

On September 20, 2022, the Board approved the closure of the 2021 Financing. Through December 31, 2023, the Company had received 2021 Notes proceeds of $2,335,000, of which $525,000 is from a related party investor (a Company officer and Company director), however $1,260,000 of these notes were converted to Series D-1 Preferred Shares during the 4th quarter 2022 and $875,000 of these notes were converted to Series D-1 Preferred Shares during the year ended December 31, 2023. As of December 31, 2023, the remaining 2021 Note balance was $200,000. See Note 5.

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. Through December 31, 2023, the Company had received 2022 Notes proceeds of $3,227,500, as defined below, of which $2,352,500 is from a related party investor (a Company director), however, $752,500 of these notes were converted to Series D-1 Preferred Shares during the year ended December 31, 2023. As of December 31, 2023, the remaining 2022 Notes balance was $2,475,000. See Note 5.

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

The Company’s cash balance was $1,026,799 at December 31, 2023, which includes $950,223 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $7,652,098 and $6,293,198 as of December 31, 2023 and December 31, 2022, respectively. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop our prescription drug candidates and prescription drug formulation candidates, and to raise additional capital.

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

Negative or inconclusive results of our future clinical trials of PV-10 and PH-10, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for PV-10 and PH-10, we do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

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

We have no sales, marketing, or distribution capabilities for our prescription drug candidates.

We currently have no sales, marketing, or distribution capabilities. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships, the collaborator’s strategic interest in the prescription drug products under development and such collaborator’s ability to successfully market and sell any such drug products. There can be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our prescription drug candidates in the U.S. or internationally.

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

Our business is presently managed by key Board members, employees, and independent contractors: (i) Ed Pershing, who is chairman of the Board, (ii) Dominic Rodrigues, who is vice chairman of the Board and chief operations consultant, (iii) Eric Wachter, Ph.D., our Chief Technology Officer (“CTO”), who is an employee, and (iv) Heather Raines, CPA, our CFO, who is an employee.

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

Our business and operations are vulnerable to computer system failures, cyber-attacks, or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from: computer viruses; malware; natural disasters; terrorism; war; telecommunication and electrical failures; cyber-attacks or cyber-intrusions over the Internet; attachments to emails; persons inside our organization; or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed. We could be forced to expend significant resources in response to a cyber security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, paying regulatory fines, and resolving legal claims and regulatory actions, all of which would increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

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

In connection with the 2022, 2021, 2020 and 2017 Financings, we have issued convertible notes that converted or are convertible into shares of Series D and Series D-1 Preferred Stock. The Series D and Series D-1 Preferred Stock will have a first priority right to receive proceeds from the liquidation, winding-up or dissolution of us or certain mergers, corporate reorganizations, or sales of our assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D and Series D-1 Preferred Stock (the “Date of Issuance”), the holders of Series D and Series D-1 Preferred Stock will receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D and Series D-1 Preferred Stock will receive a preference of six times (6x) their respective investment amount. As a result, upon the occurrence of a Company Event, the holders of Series D and Series D-1 Preferred Stock would have the right to receive proceeds from any such transaction before our common stockholders. The payment of this preference could result in our common stockholders not receiving any consideration in connection with a Company Event.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Provectus Biopharmaceuticals understands the importance of managing risks from cybersecurity threats and maintains a comprehensive cybersecurity program developed with reference to the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our cybersecurity program includes administrative, organizational, technical, and physical safeguards reasonably designed to protect the confidentiality, integrity, and availability of our data. We devote significant resources to network, operations, and product security, data encryption, business continuity/disaster recovery, vulnerability management, event monitoring and incident response, and other measures to protect our systems and data from unauthorized external access or internal misuse.

Our use of information systems for accessing, transmitting, and storing data is a vital aspect of our business operations. Information systems can be vulnerable to a range of cybersecurity threats that could potentially have a material impact on our business, results of operations, and financial condition.

Cybersecurity is a key category within our risk management efforts, and our cybersecurity risk management is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to the Company’s information systems. Our cybersecurity risk management and strategy are based upon utilizing systems that are cloud-based which require multifactor authentication to access. Due to our small size, we partner with a third-party service provider which utilizes multiple security operations centers. The security operations centers maintain, monitor, mitigate, and alert on threats against the cloud systems that we utilize. If a risk is identified, the security operations center has the ability to shut down access to any user in the Company.

The Audit Committee of our Board of Directors is responsible for oversight of the Company’s cybersecurity risk management. Management’s role is to assist the Audit Committee in identifying and considering material cybersecurity risks, ensure implementation of management- and employee-level cybersecurity practices and training, and provide the Audit Committee with unrestricted access to Company personnel and documents regarding any cybersecurity attacks or vulnerabilities.

We also require our employees to participate in cybersecurity training and awareness programs. The Company’s employees are expected to help safeguard the Company’s information systems and to assist in the discovery and reporting of cybersecurity incidents. These programs are intended to decrease cybersecurity risks associated with human error and foster a culture of cybersecurity consciousness.

To date, the risks from cybersecurity threats, including because of any previous immaterial cybersecurity incidents, have not materially affected nor are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While our insurance covers certain cybersecurity-related matters, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2.	PROPERTIES.

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

As of March 27, 2024, we had 820 active stockholders of record of our common stock.

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

Recent Issuances of Unregistered Securities

During the year ended December 31, 2023, the Company issued 25,000 shares of common stock as incentive compensation with a value of $2,850.

The issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Rule 506 promulgated under Regulation D thereunder as transactions not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

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

RBS Non-proprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the WHO Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for the non-proprietary name in the third quarter of 2020 and reached the status of recommended INN. INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

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

Non-Pharmaceutical Grades of Rose Bengal

Commercial-Grade

This material may be purchased from specialty chemical suppliers in the U.S. and from other parts of the world; however, the Company believes that the material itself is almost exclusively made in China and India under non-cGMP conditions. Commercial grade rose bengal appears to have reported purity that may vary between approximately 80% and 95%, and that may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial grade rose bengal is typically used by researchers for preclinical study of the rose bengal molecule for potential biomedical therapeutic applications.

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

Comparison of the Years Ended December 31, 2023 and 2022

Overview

Refer to tables below for year over year comparison of revenues and expenses.

	For the Years Ended
	December 31,
	2023	2022	Increase/(Decrease)	% Change

Grant Revenue	$557,710	$989,042	$(431,332)	-43.6%

Operating Expenses:
Research and development	1,749,240	2,389,360	(640,120)	-26.8%
General and administrative	1,709,720	2,027,628	(317,908)	-15.7%
Total Operating Expenses	3,458,960	4,416,988	(958,028)	-21.7%

Total Operating Loss	(2,901,250)	(3,427,946)	526,696	-15.4%

Other Income/(Expense):
Research and development tax credit	15,696	36,954	(21,258)	-57.5%
Interest expense, net	(216,214)	(163,691)	(52,523)	-32.1%

Total Other Expense, Net	(200,518)	(126,737)	(73,781)	-58.2%

Net Loss	$(3,101,768)	$(3,554,683)	$452,915	-12.7%

Grant Revenue

For the years ended December 31, 2023 and 2022, there was $557,710 and $989,042 respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the consolidated statements of operations.

Research and Development

Research and development expenses were $1,749,240 for the year ended December 31, 2023, a decrease of $640,120 or 26.8% compared to $2,389,360 for the year ended December 31, 2022. The decrease was due to lower clinical trial costs associated with full enrollment of open trials, write-off of old accounts payable, and lower rent expense, partially offset by increased payroll taxes.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,193,529	$1,833,037	$(639,508)	-34.9%
Depreciation/amortization	7,059	7,458	(399)	-5.3%
Insurance	229,774	230,947	(1,173)	-0.5%
Payroll and taxes	284,616	273,177	11,439	4.2%
Rent and utilities	34,262	44,741	(10,479)	-23.4%
Total research and development	$1,749,240	$2,389,360	$(640,120)	-26.8%

General and Administrative

General and administrative expenses were $1,709,720 for the year ended December 31, 2023, a decrease of $317,908 or 15.7% compared to $2,027,628 for the year ended December 31, 2022. The decrease was due to (i) lower legal cost relating to patent application and general business fees, (ii) lower rent expense, (iii) lower professional fees, (iv) write off of old accounts payable, and (v) more favorable foreign currency translation cost, partially offset by (vi) higher other general and administrative costs.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,862	$3,437	$(1,575)	-45.8%
Directors fees	385,000	385,000	-	0.0%
Insurance	179,846	182,897	(3,051)	-1.7%
Legal and litigation	387,189	521,632	(134,443)	-25.8%
Other general and administrative cost	40,793	12,288	28,505	232.0%
Payroll and taxes	250,685	249,777	908	0.4%
Professional fees	469,438	649,834	(180,396)	-27.8%
Rent and utilities	19,134	23,196	(4,062)	-17.5%
Foreign currency translation	(24,227)	(433)	(23,794)	-5495.2%
Total general and administrative	$1,709,720	$2,027,628	$(317,908)	-15.7%

Other Income/(Expense)

Research and development tax credits were $15,696 for the year ended December 31, 2023, a decrease of $21,258, compared to $36,954 for the year ended December 31, 2022.

Interest expense increased by $52,523 from $163,691 for the year ended December 31, 2022 to $216,214 for the year ended December 31, 2023. The increase was due to the issuance of new 2022 Notes, partially offset by the impact of the conversion of the 2021 and 2022 Notes into shares of Series D-1 Preferred Stock.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022	Increase/(Decrease)	% Change
Other Income/(Expense):
Research and development tax credit	$15,696	$36,954	$(21,258)	-57.5%
Interest expense, net	(216,214)	(163,691)	(52,523)	-32.1%
Total Other Income/(Expense), Net	$(200,518)	$(126,737)	$(73,781)	-58.2%

Liquidity and Going Concern

Our cash, and restricted cash were $1,026,799 at December 31, 2023, which includes the $950,223 of restricted cash associated with the grant received from the State of Tennessee. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $252,690,409 as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirement and on-going operations, including the 2022 Financing discussed above; however, there can be no assurance we will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

Cash requirements for our current liabilities include approximately $4,964,404 for accounts payable and accrued expenses (including lease liabilities) and a $277,815 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,675,000 plus accrued interest will mature one year from the date of the notes. The 2022 Notes are only subject to repayment in the event of a change of control or event of default. Cash requirements for long-term liabilities include $25,299 for operating lease liabilities. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2022 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2022 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2024 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2022 Financing, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2023 and 2022, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2023 and 2022 in the amounts of $2,571,978 and $3,041,472, respectively. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to cash used to fund a net loss of $3,101,768, adjusted for non-cash items in the aggregate amount of $56,869, plus $472,922 of cash generated from changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2022 was primarily due to cash used to fund a net loss of $3,554,683, adjusted for non-cash expenses in the aggregate amount of $66,803, plus $446,408 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2023 and 2022 was $2,207,371 and $1,367,841, respectively. During the year ended December 31, 2023, we received $2,475,000 of proceeds from the issuance of convertible notes payable and paid $267,629 for the repayment of the short-term note payable. During the year ended December 31, 2022, we received $1,627,500 proceeds from the issuance of convertible notes payable and paid $259,659 for the repayment of the short-term note payable.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Critical Accounting Policies

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report. The following represent our most critical accounting policies:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficit, has incurred losses from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA

March 28, 2024

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets

Current Assets:
Cash	$76,576	$21,605
Restricted cash	950,223	1,410,102
Short-term receivables	476	394
Prepaid expenses and other current assets	337,522	467,081

Total Current Assets	1,364,797	1,899,182

Equipment and furnishings, less accumulated depreciation of $110,994 and $102,073, respectively	12,020	20,941
Operating lease right-of-use asset	72,026	117,123

Total Assets	$1,448,843	$2,037,246

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,675,891	$2,094,258
Unearned grant revenue	953,248	1,510,958
Other accrued expenses	3,240,436	2,404,012
Accrued interest	22,600	30,844
Accrued interest - related parties	123,828	40,992
Notes payable	277,815	239,394
Convertible notes payable	800,000	625,000
Convertible notes payable - related parties	1,875,000	1,202,500
Operating lease liability, current portion	48,077	44,422

Total Current Liabilities	9,016,895	8,192,380

Operating lease liability, non-current portion	25,299	73,376

Total Liabilities	9,042,194	8,265,756

Commitments, contingencies, and litigations (Note 16)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at December 31, 2023 and 2022; aggregate liquidation preference of $14,164,889 at December 31, 2023 and 2022	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 10,361,097 and 9,746,626 shares issued and outstanding at December 31, 2023 and 2022, respectively; aggregate liquidation preference of $118,613,136 and $111,578,880 at December 31, 2023 and 2022, respectively	10,361	9,747
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,522,119 and 419,447,119 shares issued and outstanding at December 31, 2023 and 2022, respectively	419,522	419,497
Additional paid-in capital	244,714,967	242,954,193
Accumulated other comprehensive loss	(60,165)	(35,679)
Accumulated deficit	(252,690,409)	(249,588,641)

Total Stockholders’ Deficit	(7,593,351)	(6,228,510)

Total Liabilities and Stockholders’ Deficit	$1,448,843	$2,037,246

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Grant Revenue	$557,710	$989,042

Operating Expenses:
Research and development	1,749,240	2,389,360
General and administrative	1,709,720	2,027,628
Total Operating Expenses	3,458,960	4,416,988

Total Operating Loss	(2,901,250)	(3,427,946)

Other Income/(Expense):
Research and development tax credit	15,696	36,954
Interest expense, net	(216,214)	(163,691)

Total Other Expense, Net	(200,518)	(126,737)

Net Loss	$(3,101,768)	$(3,554,683)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,508,146	419,470,338

See accompanying notes to consolidated financial statements.

F-3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022

Net Loss	$(3,101,768)	$(3,554,683)
Other Comprehensive Loss:
Foreign currency translation adjustments	(24,486)	(1,212)
Total Comprehensive Loss	$(3,126,254)	$(3,555,895)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2022	12,373,247	$12,373	9,218,449	$9,219	419,447,119	$419,447	$241,440,106	$(34,467)	$(246,033,958)	$(4,187,280)

Series D-1 Preferred Stock issued for cash	-	-	52,411	52	-	-	149,948	-	-	150,000
Stock-based compensation:
Common stock	-	-	-	-	50,000	50	2,975	-	-	3,025
Conversion of 2021 Notes to Series D-1 Preferred Stock	-	-	475,766	476	-	-	1,361,164	-	-	1,361,640
Comprehensive loss:
Net loss	-		-	-	-	-	-	-	(3,554,683)	(3,554,683)
Other comprehensive loss	-	-	-	-	-	-	-	(1,212)	-	(1,212)

Balance at December 31, 2022	12,373,247	12,373	9,746,626	9,747	419,497,119	419,497	242,954,193	(35,679)	(249,588,641)	(6,228,510)

Stock-based compensation:
Common stock	-	-	-	-	25,000	25	2,825	-	-	2,850
Conversion of 2021 Notes to Series D-1 Preferred Stock	-	-	330,354	329	-	-	945,135	-	-	945,464
Conversion of 2022 Notes to Series D-1 Preferred Stock	-		284,117	285	-	-	812,814	-	-	813,099
Comprehensive loss:
Net loss	-		-	-	-	-	-	-	(3,101,768)	(3,101,768)
Other comprehensive loss	-	-	-	-	-	-	-	(24,486)	-	(24,486)

Balance at December 31, 2023	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(3,101,768)	$(3,554,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,850	3,025
Non-cash lease expense	45,097	52,883
Depreciation	8,921	10,895
Changes in operating assets and liabilities
Short term receivables	(82)	4,481
Prepaid expenses and other current assets	451,425	122,914
Accounts payable	(418,370)	807,073
Unearned grant revenue	(557,710)	(989,042)
Other accrued expenses	836,426	402,390
Operating lease liability	(44,422)	(58,262)
Accrued interest	205,655	156,854

Net Cash Used In Operating Activities	(2,571,978)	(3,041,472)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	800,000	625,000
Proceeds from issuance of convertible notes payable - related parties	1,675,000	1,002,500
Repayment of short-term note payable	(283,445)	(259,659)
Net Cash Provided By Financing Activities	2,191,555	1,367,841

Effect of exchange rates on cash and restricted cash	(24,485)	(1,604)

Net Decrease In Cash and Restricted Cash	(404,908)	(1,675,235)

Cash and Restricted Cash, Beginning of Period	1,431,707	3,106,942

Cash and Restricted Cash, End of Period	$1,026,799	$1,431,707

Cash and restricted cash consisted of the following:
Cash	$76,576	$21,605
Restricted cash	950,223	1,410,102
	$1,026,799	$1,431,707

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Deposit applied to equity issuances	$-	$(150,000)
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$130,443
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$945,467	$1,361,640
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$813,098	$-
Purchase of insurance policies financed by short-term note payable	$(306,050)	$(203,175)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization and Nature of Operations

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiary Provectus Biopharmaceuticals Australia Pty Ltd, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases that are based on a class of synthetic small molecule immuno-catalysts called halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal sodium (“RBS”).

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

2. Liquidity and Going Concern

The Company’s cash and restricted cash were $1,026,799 at December 31, 2023 which includes $950,223 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $7,652,098 and $6,293,198 as of December 31, 2023 and 2022, respectively. The decline in working capital is primarily driven by lower cash on hand and higher convertible notes outstanding. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. However, since the Company’s inception we have had a history of recurring net losses from operations, recurring use of cash in operating activities and declining working capital.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

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

These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

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

Restricted Cash

Restricted cash consists of a grant award of $2,500,000 received in cash from the State of Tennessee less payments to vendors for expenses and deposits in the amount of $1,549,777. See Note 14, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2023 and 2022, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $776,799 and $1,181,707, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment during the years ended December 31, 2023 and 2022.

Short-term Receivables

Management estimates expected credit losses immediately based on existing economic conditions in addition to current and future economic conditions and events. Receivables are considered past due if full payment is not received by the contractual date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. As of December 31, 2023 and 2022, there was no allowance for uncollectible amounts.

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

Leases

The Company leases properties under operating leases. For leases in effect upon adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” at January 1, 2020 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2023 or 2022.

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

	December 31,
	2023	2022
Warrants	412,500	475,000
Options	3,225,000	3,425,000
Convertible preferred stock	115,984,217	109,839,507
2021 unsecured convertible notes	831,742	3,973,871
2022 unsecured convertible notes	9,858,239	2,662,523

Total potentially dilutive shares	130,311,698	120,375,901

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2023 and 2022. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable, unearned grant income, and accrued expenses approximate fair value due to the short-term nature of these instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities of $13,916 and $389,540 at December 31, 2023 and $17,373 and $383,447 at December 31, 2022, respectively) are translated into the United States Dollar at the balance sheet date, and net expense accounts of $9,763 and $4,503 for the years ended December 31, 2023 and 2022, respectively) are translated at a weighted average exchange rate for the years then ended. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of stockholders’ deficit. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

The Company engages in foreign currency denominated transactions with its Australian subsidiary. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency of the recording entity using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted using the exchange rate at the balance sheet date, with gains or losses recorded in other income or other expense.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company on December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

Recently Adopted Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company adopted ASU 2020-06 on January 1, 2023, using the modified retrospective approach and it did not have a material impact on its consolidated financial statements and disclosures.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Accrued payroll and taxes	$719,460	$314,160
Accrued vacation	92,985	69,077
Accrued directors’ fees	2,330,589	1,945,589
Accrued other expenses	97,402	75,186
Total Other Accrued Expenses	$3,240,436	$2,404,012

5. Convertible Notes Payable

The following summarizes convertible note activity during the years ended December 31, 2023 and 2022:

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$1,260,000	$200,000	$1,460,000
Issuance	550,000	325,000	875,000
Conversion	(1,260,000)	-	(1,260,000)
Balance as of December 31, 2022	550,000	525,000	1,075,000
Conversion	(550,000)	(325,000)	(875,000)

Balance as of December 31, 2023	$-	$200,000	$200,000

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2022	$-	$-	$-
Issuance	75,000	677,500	752,500
Balance as of December 31, 2022	75,000	677,500	752,500
Issuance	800,000	1,675,000	2,475,000
Conversion	(75,000)	(677,500)	(752,500)

Balance as of December 31, 2023	$800,000	$1,675,000	$2,475,000

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

The embedded conversion options associated with the 2021 Notes do not require bifurcation and treatment as a derivative liability.

On September 20, 2022, the Board approved the closure of the 2021 Financing. Through December 31, 2023, the Company received aggregate proceeds of $2,335,000, of which $525,000 is from related party investors (an officer and director of the Company), in connection with the 2021 Notes. For the years ended December 31, 2023 and 2022, the Company recorded interest expense of $46,189 and $147,340, respectively, related to the 2021 Notes.

2022 Financing

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. Through December 31, 2023, the Company received proceeds of $3,227,500, of which $2,352,500 was from a related party investor (a Company director) in connection with the 2022 Notes. For the years ended December 31, 2023 and 2022, the Company recorded interest expense of $159,466 and $9,514, respectively, related to the 2022 Notes.

Pursuant to the 2022 Term Sheet, the 2022 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2022 Note, subject to certain exceptions.

The 2022 Financing will be in the form of unsecured convertible loans from the investors (the “2022 Note Investors”) and evidenced by convertible promissory notes (individually, a “2022 Note” and collectively, the “2022 Notes”). In addition to customary provisions, the 2022 Notes will contain the following provisions:

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

The embedded conversion options associated with the 2022 Notes do not require bifurcation and treatment as a derivative liability.

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

2023 Conversions of 2021 Notes into Preferred Stock

The following summarizes the conversion activity during the year ended December 31, 2023:

Series D-1
Preferred Stock
Principal converted	$875,000
Accrued interest converted	70,464
Total converted	$945,464
Conversion price	$2.862
Total shares	330,354

During the year ended December 31, 2023, principal and interest in the aggregate amount of $945,464, owed in connection with the 2021 Notes were converted into 330,354 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Shares. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

2023 Conversions of 2022 Notes into Preferred Stock

The following summarizes the conversion activity during the year ended December 31, 2023:

Series D-1
Preferred Stock
Principal converted	$752,500
Accrued interest converted	60,598
Total converted	$813,098
Conversion price	$2.862
Total shares	284,117

During the year ended December 31, 2023, principal and interest in the aggregate amount of $813,098, owed in connection with the 2022 Notes were converted into 284,117 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Shares. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of December 31, 2023 and December 31, 2022, the balance of the note payable was $277,815 and $239,394, respectively. For the years ended December 31, 2023 and 2022, the Company recorded interest expense of $5,650 and $3,409, respectively, related to the notes payable.

7. Related Party Transactions

During the years ended December 31, 2023 and 2022, the Company accrued Capital Strategists consulting fees of $254,400 and $254,400, respectively, for services rendered. The total amount owed to Capital Strategists as of December 31, 2023 and 2022 were $445,200 and $212,000, respectively. Bruce Horowitz, the Managing Director of Capital Strategists, previously served as both the Chief Operating Officer and a director of the Company until March 25, 2024.

Director fees for Mr. Horowitz for the years ending December 31, 2023 and 2022 were $75,000 and $75,000, respectively. Accrued director fees for Mr. Horowitz as of December 31, 2023 and 2022 were $431,250 and $356,250, respectively.

See Note 5 for details of other related party transactions.

Director fees during the years ended December 31, 2023 and 2022 were $385,000 and $385,000, respectively. Accrued directors’ fees as of December 31, 2023 and 2022 were $2,330,589 and $1,945,589, respectively.

8. Short-term Receivables

Receivables at December 31, 2023 and 2022, include the Australian VAT tax credit and approximately $2,100,000 that is owed from Peter Culpepper, the former Interim Chief Executive Officer of the Company. The Company has established a reserve of approximately $2,100,000 as of December 31, 2023 and 2022, which represents the amount Culpepper owes to the Company in connection with a derivative lawsuit settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the derivative lawsuit settlement).

9. Stockholders’ Deficit

Authorized Capital

As of December 31, 2023, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 12,374,000 shares to Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 11,241,000 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 1,385,000 shares undesignated.

Series D and Series D-1 Preferred Stock

The preferred stock is designated as follows: 12,374,000 shares are designated as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), 11,241,000 shares are designated as Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”).

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

Liquidation Preference

Upon the occurrence of the liquidation, winding-up or dissolution of the Company or certain mergers, corporate reorganizations, or sales of the Company’s assets (each, a “Company Event”), holders of D-Series Preferred Stock will be entitled to receive a liquidation preference before any distributions are made to holders of any other class or series of the Company’s capital stock junior to the D-Series Preferred Stock. If a Company Event occurs within two years of June 20, 2021 (the “Date of Issuance”), the holders of D-Series Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price (as defined in the respective Certificates of Designation) multiplied by four. If a Company Event occurs from and after the second anniversary of the Date of Issuance, the holders of D-Series Preferred Stock will receive, for each share of D-Series Preferred Stock, an amount in cash equal to the Original Issue Price multiplied by six. The Original Issue Price for the Series D Preferred Stock is $0.2862, and the Original Issue Price for the Series D-1 Preferred Stock is $2.862.

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

During the year ended December 31, 2022, the Company issued 475,766 shares of Series D-1 Preferred Stock upon the automatic conversion of $1,260,000 of principal and $101,640 accrued interest outstanding on the 2021 Notes.

During the year ended December 31, 2023, the Company issued 330,354 shares of Series D-1 Preferred Stock upon the automatic conversion of $875,000 of principal and $70,464 accrued interest outstanding on the 2021 Notes.

During the year ended December 31, 2023, the Company issued 284,117 shares of Series D-1 Preferred Stock upon the automatic conversion of $752,500 of principal and $60,598 accrued interest outstanding on the 2022 Notes.

Common Stock Issuances

During the year ended December 31, 2022, the Company issued an aggregate of 50,000 shares of immediately vested restricted common stock with a grant date fair value of $3,025 for services.

During the year ended December 31, 2023, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock with a grant date fair value of $2,850 for services.

10. Stock Incentive Plan and Warrants

The 2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2017 Equity Compensation Plan”) provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2017 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. Vested stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. As of December 31, 2023, there were 16,587,500 shares available for issuance under the 2017 Equity Compensation Plan.

There were no stock options granted during the years ended December 31, 2023 and 2022.

The following table summarizes option activity during the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding and exercisable at January 1, 2022	3,625,000	$0.32

Forfeited	(200,000)	0.86

Outstanding and exercisable at December 31, 2022	3,425,000	$0.29
Forfeited	(200,000)	0.67
Outstanding and exercisable at December 31, 2023	3,225,000	0.27	2.11

As of December 31, 2023, the intrinsic value of outstanding and exercisable options was $0.

The following table summarizes information about stock options outstanding at December 31, 2023:

Options Outstanding		Options Exercisable

	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.12	2,425,000	1.90	2,425,000
$0.29	100,000	1.90	100,000
$0.75	550,000	1.90	550,000
$0.88	150,000	0.60	150,000

	3,225,000	1.90	3,225,000

Warrants

There were no warrants granted during the years ended December 31, 2023 and 2022.

The following table summarizes warrant activity during the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding and exercisable at January 1, 2022	512,500	$0.92
Forfeited	(37,500)	0.29
Outstanding and exercisable at December 31, 2022	475,000	$0.97
Forfeited	(62,500)	0.29
Outstanding and exercisable at December 31, 2023	412,500	$1.07	0.38

As of December 31, 2023, the intrinsic value of outstanding and exercisable warrants was $0.

The following table summarizes information about warrants outstanding at December 31, 2023:

Warrants Outstanding		Warrants Exercisable

	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Warrant	In Years	Warrants

$0.29	25,000	0.25	25,000
$1.00	18,000	0.39	18,000
$1.12	366,000	0.39	366,000
$2.00	3,500	0.39	3,500

	412,500	0.38	412,500

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

11. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31
	2023	2022
Domestic	$(3,116,233)	$(3,550,182)
Foreign	(9,762)	(4,501)
Net Pre-Tax Loss	$(3,125,995)	$(3,554,683)

The income tax provision (benefit) consists of the following:

		Years ended December 31
		2023	2022
Federal:
Current		$-	$-
Deferred	21.00%	(566,183)	538,915

State:
Current		-	-
Deferred	5.14%	(138,445)	131,778
	26.14%	(704,628)	670,693
Change in valuation allowance		704,628	(670,693)
Income tax provision (benefit)		$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31
	2023	2022

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.1)%	(5.1)%
Permanent differences	(2.9)%	(3.7)%
Change in valuation allowance	22.5%	(18.6)%
Prior year true-up	(3.8)%	(2.3)%
Expiration of federal and state net operating loss carryforwards	10.2%	49.1%
Expiration of warrants and options	1.1%	1.0%
Miscellaneous	(1.0)%	0.6%
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$41,888,685	$42,012,057
Research and development credit carryovers	3,350,278	3,229,869
Stock-based compensation	118,855	152,813
Intangible assets	425,259	337,558
Capitalized R&D expenditures	817,239	358,897
Contribution carryovers	-	10,062
Accrued liabilities	833,876	628,265
Gross deferred tax assets	47,434,192	46,729,521

Deferred Tax Liabilities:
Depreciation	(2,622)	(3,915)
Prepaid expenses	(87,794)	(86,459)
Gross deferred tax liabilities	(90,416)	(90,374)

Valuation allowance	(47,343,776)	(46,639,147)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(704,628)	$670,693

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

Since inception of the Company on January 17, 2002, the Company has generated federal, state, and Australian tax net operating losses of approximately $164 million, $143 million, and $158 thousand, respectively. Under the Tax Cuts and Jobs Act, federal net operating losses incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation could reduce the Company’s ability to utilize net operating loss carryforwards. Federal net operating losses (“NOLs”) totaling $144.1 million expire in various amounts between 2024 and 2037. Federal NOLS totaling $20.1 million do not expire.

Year	Year of
Generated	Expiration	Amount
2004	2024	$3,571,227
2005	2025	5,530,815
2006	2026	7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,167,397
2021	N/A	3,167,687
2022	N/A	1,336,826
2023	N/A	1,116,173
Total NOLS		$164,214,371

State NOLS totaling $143.4 million expire in various years between 2024 and 2039.

Year	Year of
Generated	Expiration	Amount
2008	2024	$7,106,425
2009	2025	9,680,770
2010	2026	10,440,651
2011	2027	11,362,120
2012	2028	11,311,394
2013	2029	10,381,763
2014	2030	9,278,510
2015	2031	18,547,287
2016	2032	20,166,661
2017	2033	12,131,850
2018	2034	6,455,113
2019	2035	4,211,210
2020	2036	4,234,755
2021	2037	3,232,081
2022	2038	3,758,942
2023	2039	1,116,173
Total NOLS		$143,415,705

Australia NOLS totaling $157,966 do not expire.

Year Generated	Year of Expiration	Amount
2017	N/A	$861
2018	N/A	54,101
2019	N/A	13,843
2020	N/A	13,384
2021	N/A	56,351
2022	N/A	4,830
2023	N/A	14,596
Total NOLS		$157,966

The Company has determined that there are no uncertain tax positions as of December 31, 2023 or 2022.

We file income tax returns in the U.S., Tennessee, and Australia. As of December 31, 2023, the U.S. federal and Tennessee tax years open to examination are 2020 through 2023. The Australia income tax return remains open to examination for 2021 through 2023.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2023, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional federal income taxes (net of available tax attributes) would be payable if such earnings were to be repatriated.

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

Total expense for operating leases for the year ended December 31, 2023 was $51,393, of which, $34,262 was included within research and development and $17,131 was included within general and administrative expenses on the consolidated statements of operations. Total expense for operating leases for the year ended December 31, 2022 was $63,066, of which, $42,044 was included within research and development and $21,022 was included within general and administrative expenses on the consolidated statements of operations.

As of December 31, 2023, the Company had no leases that were classified as a financing lease. As of December 31, 2023, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$44,422	$62,944

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$130,422

Weighted Average Remaining Lease Term
Operating leases	1.50 Years	2.50 Years

Weighted Average Discount Rate
Operating leases	5.0%	5.0%-8.0%

Future minimum payments under the non-cancellable lease as of December 31, 2023 were as follows:

Years	Amount
2024	$50,663
2025	25,669
Total lease payments	76,332
Less: amount representing imputed interest	(2,955)
Present value of lease liability	73,377
Less: current portion	(48,077)
Lease liability, non-current portion	$25,299

13. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2023 or 2022.

14. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Grant income presented as Grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations in the period that such costs are incurred. As of December 31, 2023, $953,248 has been recorded as unearned Grant revenue liability on the accompanying audited consolidated balance sheets. The Company recorded $557,710 and $989,042 of Grant revenue during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2022, $1,510,958 has been recorded as unearned Grant revenue liability on the accompanying audited consolidated balance sheets.

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

16. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to December 31, 2023, the Company entered into 2022 Notes with non-related party investors in the aggregate principal amount of $153,000.

Subsequent to December 31, 2023, the Company entered into a 2022 Note with a related party investor (a director of the Company) in the aggregate principal amount of $815,000.

Subsequent to December 31, 2023, the Company paid back $75,000 against a 2021 Note with a related party investor (an officer of the Company).

Preferred Stock

Subsequent to December 31, 2023, principal and interest in the aggregate amount of $648,162 representing 2022 Notes were converted into 226,474 shares of Series D-1 Convertible Preferred Stock upon automatic conversion of the 2022 Notes.

Bruce Horowitz – Resignation and Termination Agreement

On March 25, 2024, Bruce Horowitz resigned from the Board and as the Company’s Chief Operating Officer. Mr. Horowitz, through counsel, had requested that the Company pay him $977,000, representing $508,000 for amounts owed under the Independent Contractor Agreement, dated as of April 19, 2017, by and between Mr. Horowitz and the Company, as amended by Amendment No. 1, dated as of May 9, 2017, and Amendment No. 2, dated as of May 8, 2019 (the “Horowitz Agreement”), and $469,000 for accrued director fees. On March 25, 2024, the Company and Mr. Horowitz entered into an Independent Contractor and Director Fee Termination Agreement and Release (the “Termination Agreement”) to resolve Mr. Horowitz’s claims and terminate the Horowitz Agreement. The Termination Agreement provides, among other things, for the Company to pay Mr. Horowitz an initial payment of $250,000 within two business days of the Termination Agreement and a discounted second payment in the amount of $258,000 so long as it is paid prior to June 30, 2024, after which the amount of the second payment is $500,000. The Company has paid the initial payment of $250,000.

Dominic Rodrigues – Appointment and Independent Contractor Agreement

On March 25, 2024, the Board retained Dominic Rodrigues as the Company’s chief operations consultant pursuant to an Independent Contractor Agreement entered into with Mr. Rodrigues. In this role, Mr. Rodrigues will serve as the Company’s principal executive officer and will be paid $20,000 per calendar month.

License Transactions

On March 21, 2024, the Company entered into an exclusive worldwide license for UM’s IP. Details of the license agreement are reported in the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

March 28, 2024

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Dominic Rodrigues
Dominic Rodrigues
Chief Operations Consultant (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 28, 2024
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Dominic Rodrigues	Director, Vice Chairman of the Board and Chief Operations Consultant	March 28, 2024
Dominic Rodrigues	(principal executive officer)

/s/ Webster Bailey	Director	March 28, 2024
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 28, 2024
John W. Lacey, III, MD

/s/ Ed Pershing	Director and Chairman of the Board	March 28, 2024
Ed Pershing

