Form 10-K/A
period 2023-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2024-04-29
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36457

PROVECTUS BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0031917
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of April 24, 2024 was 419,522,119.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Los Angeles, CA	688

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Provectus Biopharmaceuticals, Inc. (the “Company,” “our,” “us” or “we,” unless the context indicates otherwise) for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Original Filing”).

We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2023. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV and the Exhibit Index has also been amended to reflect the filing of these new certifications.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

As of April 29, 2024, our Board of Directors (the “Board”) consists of four members, Webster Bailey, John Lacey, III, M.D., Ed Pershing, CPA, and Dominic Rodrigues. Set forth below is a biographical summary of the experience of each of our current directors:

Webster Bailey, 46, has served as a member of our Board since 2020 and currently serves as the Executive Director of Metro Drug Coalition (“MDC”), an East Tennessee substance abuse prevention, advocacy, and education agency. He was Director of Development for MDC from 2023-2024. From 2006-2022, Mr. Bailey worked in the substance abuse treatment field at Cornerstone of Recovery, a nationally recognized and well-respected residential treatment center. He directed all of Cornerstone’s marketing, business development, and outreach efforts as Executive Director of Marketing and Business Development from 2009 through 2021. In October 2021, after Cornerstone was acquired by Bradford Health Services, he was asked to serve as the Executive Director for the company. Mr. Bailey served in that capacity for 1 year and left the company. He has been involved in several East Tennessee substance abuse prevention and recovery-related initiatives, including having served multiple terms as President of the boards of directors of the MDC and the Blount County Recovery Court Foundation. For these and other community leadership efforts, He received the Community Service Award from the Tennessee Licensed Professional Counselors Association (2013), the Recovery Services Award from MDC (2014), and the Prevention Champion Award from the Blount County Community Health Initiative (2015) and was named Professional of the Year by the East Tennessee Association of Alcoholism and Drug Abuse Counselors (2016). Mr. Bailey received a bachelor’s degree in communications and public relations from the University of Tennessee. He also serves on the board of directors for Clover Fork Coal Company.

John Lacey, III, M.D., 76, has served as a member of our Board since 2018 and is the former Chief Medical Officer and Senior Vice President of University Health System d/b/a University of Tennessee Medical Center (“UTMC”), a 600+ bed academic medical center based in Knoxville since 1999. Dr. Lacey served continuously in this capacity from 1999 until retirement from UTMC in 2016. He also operated an Internal Medicine practice for 39 years. Dr. Lacey graduated from the University of Tennessee with a bachelor’s degree in Nuclear Engineering and the University of Tennessee Medical School (Memphis) with a Doctor of Medicine degree. Dr. Lacey helped create Knoxville Area Project Access, a partnership with the Knoxville Academy of Medicine and providers to give primary and specialty health services to the uninsured and medically underserved and was the inaugural chairman of the Governor’s Health and Wellness Task Force, which focused on improving Tennessee’s national health ranking. Dr. Lacey has been recognized by several entities for contributions to population health.

Ed Pershing, CPA, 71, has served as non-executive Chairman of our Board since 2018. He was the Chief Executive Officer of Pershing Yoakley & Associates (“PYA”), until 2019 when he retired from the firm. PYA is a top 20 healthcare consulting and top 100 accounting firm in the U.S. PYA, which he co-founded in 1983, expanded from a three-employee office to more than 350 employees and five affiliate companies serving more than 3,500 clients in 50 states. Mr. Pershing’s healthcare experience and expertise include turnaround/performance improvement initiatives, long-range planning studies, development of numerous hospital and medical office projects, restructuring of healthcare organizations, liaison between boards of directors and management teams to craft corporate visions and strategies, mergers, acquisitions, divestitures, and leasing arrangements. He has served as an expert witness on healthcare industry matters and in several Certificate of Need appeals. Mr. Pershing also has represented healthcare organizations before regulatory agencies such as the Centers for Medicare & Medicaid Services, Internal Revenue Service, and Departments of Mental Health, Insurance, and Medicaid. He graduated from the University of Tennessee with a Bachelor of Science in Accounting and was one of eighteen professionals from the U.S. and Great Britain to participate in the first Ernst & Ernst Accelerated Healthcare Program, a one-year full-time education and work-study program in healthcare industry matters. Mr. Pershing is a Certified Public Accountant (“CPA”).

Dominic Rodrigues, 55, has served as a member of our Board since 2017, its non-executive Vice Chairman since 2018, and previously as non-executive Chairman from 2017 to 2018. Prior to joining our Board, Mr. Rodrigues was President of Rhisk Capital, where he carried out management consulting, corporate development, and portfolio management activities. Project industries included defense and intelligence (a technology-focused, private equity-styled, capital investment pool; corporate development and operational roles at a related data communications company), financial services (a capital markets-focused, financial technology start-up company; a start-up private wealth office), healthcare, life sciences, and nanotechnology (a venture capital-styled investment). Mr. Rodrigues previously taught as an Adjunct Professor of Finance at the Lee Business School of the University of Nevada, Las Vegas. His business development, corporate development, finance, leadership, operations, and science & technology experiences include working as: a corporate venture capitalist at SAIC Venture Capital Corporation (“VCC”), the multi-billion-dollar subsidiary of research and engineering company SAIC, where he was an observer or member of boards of directors of several portfolio companies; a proprietary currency derivatives trader at Bank of Montreal, a Canadian multinational investment bank and financial services company; and a project manager at Jacques Whitford, a Canadian multinational environmental consulting company. He holds business, economics, and engineering degrees from The Wharton School of the University of Pennsylvania, the London School of Economics and Political Science, the Massachusetts Institute of Technology, and the University of Toronto.

Experience, Qualifications, Attributes and Skills of Our Directors

Set forth below are the specific experience, qualifications, attributes and skills of our directors that led to the conclusion that each director should serve as a member of our Board.

Webster Bailey brings extensive and diverse board of directors, business development, strategic planning, and leadership experience to our Board and company management from his prior and ongoing work, non-profit volunteerism, and educational background.

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

Dominic Rodrigues brings extensive and diverse board of directors and board committee, business development, corporate development, finance, and leadership experience to our Board and company management from his prior and ongoing work and non-profit/professional volunteerism, and educational background.

Except as noted above and elsewhere in this filing, there are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or minor offenses), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Board Leadership Structure

Mr. Pershing serves as an executive and Chairman of our Board and Mr. Rodrigues serves as an executive and Vice Chairman of our Board.

Our President, Mr. Rodrigues, serves as our principal executive officer. Our entire Board is responsible for our risk oversight function.

Board and Committees

Our Board met four times and acted by unanimous written consent four times in 2023. Each incumbent director attended all meetings of our Board and its committees on which he served during 2023. We do not have a formal policy regarding attendance by Board members at annual stockholder meetings; however, members of our Board are encouraged to attend these meetings. All our directors attended the 2023 Annual Meeting of Stockholders in person.

We have three standing Board committees: the audit committee, the compensation committee, and the corporate governance and nominating committee (the “nominating committee”).

Audit Committee

The audit committee consists of Dr. Lacey and Messrs. Bailey, Pershing, and Rodrigues. Dr. Lacey and Mr. Bailey are independent directors under the listing standards of the NYSE American LLC. Mr. Pershing is the chairman of our Board’s audit committee. Our Board has determined that Messrs. Pershing and Rodrigues qualify as “audit committee financial experts,” as defined under the rules of the SEC. The audit committee met four times in 2023.

The audit committee’s responsibilities include:

1.	Hiring independent registered public accountants to audit our books, records, and financial statements and to review our systems of accounting;

2.	Discussing with the independent registered public accounting firm the results of the annual audit and quarterly reviews;

3.	Conducting periodic independent reviews of the systems of accounting;

4.	Making reports periodically to our Board with respect to its findings; and

5.	Undertaking other activities described more fully in the section called “Audit Committee Report.”

Our audit committee charter is posted on our website under the “Investors” subpage at http://provectusbio.com/media/docs/AuditCommitteeCharter.pdf and is also available in print to any stockholder or other interested party who makes such a request of the Company’s Secretary. The information on our website, however, is not a part of this Annual Report on Form 10-K.

Compensation Committee

The compensation committee consists of Dr. Lacey and Messrs. Bailey, Pershing, and Rodrigues. Dr. Lacey and Mr. Bailey are independent directors under the listing standards of the NYSE American LLC. Mr. Bailey is the chairman of our Board’s compensation committee. The compensation committee met one time in 2023.

The compensation committee’s responsibilities include:

1.	Reviewing and approving the annual corporate goals and objectives relevant to each executive officer; at least annually, evaluating each executive officer’s performance in light of these goals and objectives; and setting each executive officer’s compensation, including salary, bonus, and incentive compensation, based on this evaluation;

2.	Reviewing our compensation and benefits plans;

3.	Reviewing and recommending to the entire Board the compensation for Board members; and

4.	Other matters that our Board specifically delegates to the compensation committee from time to time.

Our compensation committee charter is posted on our website under the “Investors” subpage at http://provectusbio.com/media/docs/CompensationCommitteeCharter.pdf and is also available in print to any stockholder or other interested party who makes such a request of the Company’s Secretary. The information on our website, however, is not a part of this Annual Report on Form 10-K.

Nominating Committee and Director Nominations

Our nominating committee met one time and acted by unanimous written consent one time in 2023. The nominating committee consists of Dr. Lacey and Messrs. Bailey, Pershing, and Rodrigues. Dr. Lacey and Mr. Bailey are independent directors under the listing standards of the NYSE American LLC. Dr. Lacey is the chairman of our Board’s nominating committee.

Our Board adopted a written charter for our nominating committee, which is available to our stockholders and other interested parties on our website under the “Investors” subpage, at http://provectusbio.com/media/docs/NominatingCommitteeCharter.pdf, and is also available in print to any stockholder or other interested party who makes such a request of the Company’s Secretary. The information on our website, however, is not a part of this Annual Report on Form 10-K.

The nominating committee’s responsibilities include:

1.	Assisting our Board to identify and approve the nomination of individuals qualified to serve as Board members;

2.	Reviewing the qualifications and performance of incumbent directors to determine whether to recommend them as nominees for re-election;

3.	Developing and recommending corporate governance policies for the Company to our Board;

4.	Periodically reviewing the management succession plan of the Company, and formally recommending to our Board, as needed, successors to departing executive officers if a vacancy occurs; and

5.	Evaluating the performance of our Board.

Our nominating committee has no set procedures or policy on the selection of nominees or evaluation of stockholder recommendations and will consider these issues on a case-by-case basis. Our nominating committee will consider stockholder recommendations for director nominees that are properly received in accordance with our bylaws and the applicable rules and regulations of the SEC. Our nominating committee screens all potential candidates in the same manner. Our nominating committee’s review typically would be based on all information provided with respect to the potential candidate. Our nominating committee has not established specific minimum qualifications that must be met by a nominee for a position on our Board or specific qualities and skills for a director. Our nominating committee may consider the diversity of qualities and skills of a nominee, but our nominating committee has no formal policy in this regard. For more information, please see the section below entitled “ADDITIONAL INFORMATION.”

Stockholders who wish to contact Board members may do so by sending an e-mail addressed to them at info@provectusbio.com.

Other Information Concerning Management

As of April 16, 2024, our executive officers are Edward Pershing, CPA, Chief Executive Officer, Dominic Rodrigues, President, Heather Raines, CPA, Chief Financial Officer and Eric A. Wachter, Ph.D., Chief Technology Officer. Set forth below is a biographical summary of the experience of each of our executive officers:

Edward Pershing serves as our Chief Executive Officer and Dominic Rodrigues serves as our President. Information about their business experiences is set forth above under the heading, “Directors.”

Heather Raines, CPA, 57, has served as our CFO since March 2019. Mrs. Raines previously served as the Company’s Controller from August 2017 until her appointment as the Company’s CFO. Before joining the Company, Mrs. Raines served as the Vice President of Finance for BDry Waterproofing, a service business, from 2015 to 2017. She previously managed financial and accounting functions at AMETEK, Inc. (NYSE: AME), a manufacturing company, serving as AMT Business Unit Controller for AMETEK’s wholly owned subsidiary, Advanced Measurement Technology, Inc., in 2015, Scientific Instruments Business Unit Controller from 2013 to 2015, and Senior Finance Manager from 2007 to 2013. Mrs. Raines was a tax analyst at Goody’s Family Clothing from 2006 to 2007, and an Accounting Manager at Siemens Medical Solutions USA, Inc., a wholly owned subsidiary of Siemens AG (NYSE: SI), from 2005 to 2006, and CTI Molecular Imaging, Inc. (Nasdaq: CTMI) from 1999 to 2005. Mrs. Raines received a master’s degree in accounting from Strayer University and a bachelor’s degree in accounting from the University of Tennessee. She is a CPA, and a member of the American Institute of CPAs, the Tennessee Society of CPAs, and the Institute of Management Accountants.

Eric A. Wachter, Ph.D., 60, has served as our Chief Technology Officer since May 2012. Dr. Wachter previously served as Executive Vice President, Pharmaceuticals and as a member of our Board from 2002 to 2012 and from 2016 to 2018. From 1997 to 2002, he was a senior member of the management team of Photogen Technologies, Inc. (the precursor company of the Company), including serving as Vice President, Secretary, and a member of its board of directors. Prior to joining Photogen, Dr. Wachter served as a senior research staff member with Oak Ridge National Laboratory. He earned a Ph.D. in Chemistry from the University of Wisconsin–Madison in 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Based solely on our review of the copies of these forms received by us or representations from reporting persons, we believe that SEC beneficial ownership reporting requirements for 2023 were met.

Code of Ethics

Our Board has adopted a code of ethics that applies to our principal executive officer and principal financial officer, or persons performing similar functions. The code of ethics contains written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. The code of ethics is available without charge upon request from our Secretary, Provectus Biopharmaceuticals, Inc., 800 S. Gay Street, Suite 1610, Knoxville, Tennessee 37929.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of their beneficial ownership and changes in ownership (Form 3, 4 and 5, and any amendment thereto) with the SEC.

Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in fiscal year 2023, except with respect to the following untimely Form 4 filings for Edward Pershing: (i) one late Form 4 was filed on January 12, 2023 reporting three transactions (of which two were reported late); (ii) one late Form 4 was filed on March 21, 2023 reporting two transactions (of which one was reported late); (iii) one late Form 4 was filed on October 5, 2023 reporting seven transactions; and (iv) one late Form 4 was filed on October 19, 2023 reporting three transactions.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors and Executive Officers

Because we are a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in this Amendment and have elected to comply with the scaled-down executive compensation disclosure requirements applicable to smaller reporting companies.

Base Salary and Employment Agreements

On March 25, 2019, our Board promoted Mrs. Raines to be the Company’s Chief Financial Officer (“CFO”). She previously served as Provectus’s Controller from August 1, 2017 until March 25, 2019. In connection with her promotion to CFO, Mrs. Raines received an initial incentive compensation of 50,000 shares of the Company’s common stock. Pursuant to the employment agreement with Mrs. Raines (the “Raines Agreement”), the term of Mrs. Raines’ employment extends automatically for one year unless terminated by either the Company or Mrs. Raines upon 30 days prior written notice. Mrs. Raines’s initial base salary is $125,000 per year. In the event Mrs. Raines’ employment with the Company is terminated by Mrs. Raines prior to, but not coincident with, a Change in Control (as defined in the Raines Agreement) or by reason of her death, disability, or retirement prior to a Change in Control, she will be entitled to receive (i) her unpaid base salary through the last day of the month in which the date of termination occurs; (ii) the pro rata portion of any unpaid incentive or bonus payment which has been earned prior to the date of termination; (iii) any benefits to which she may be entitled as a result of such termination (or death), under the terms and conditions of the pertinent plans or arrangements in effect at the time of the notice of termination; and (iv) any expense reimbursements due to Mrs. Raines as of the date of termination. In the event that coincident with or following a Change in Control (as defined in the Raines Agreement), Mrs. Raines’ employment with the Company is terminated or the Raines Agreement is not extended (A) by action of Mrs. Raines coincident with or following a Change in Control including her death, disability or retirement, or (B) by action of the Company not For Cause (as defined in the Raines Agreement) coincident with or following a Change in Control, the Company shall pay Mrs. Raines the compensation and benefits described in the sentence above, as well as a severance payment equal to 50% of her base salary in the preceding calendar year, payable over six months.

On May 8, 2019, our Board promoted Mr. Horowitz to the Company’s COO. During 2017, the Company entered into an independent contractor agreement with Mr. Horowitz, as amended, pursuant to which he served as Chief Operations Consultant of the Company from April 19, 2017 (the “Horowitz Agreement”). The Horowitz Agreement was amended on May 8, 2019 to provide that Mr. Horowitz continue to be paid $125 per hour with a maximum 160 hours per month and receive a health insurance allowance of $1,200 per calendar month. On March 25, 2024, Mr. Horowitz resigned as COO and as a Board member. The Company and Mr. Horowitz entered into an Independent Contractor and Director Fee Termination Agreement and Release (the “Termination Agreement”) to terminate the Horowitz Agreement. The Termination Agreement provides for the Company to pay Mr. Horowitz an initial payment of $250,000 within two business days of the Termination Agreement and a discounted second payment in the amount of $258,000 so long as it is paid prior to June 30, 2024, after which the amount of the second payment is $500,000.

On May 17, 2019, our Board retained Eric A. Wachter, Ph.D. as the Company’s Chief Technology Officer under a new employment agreement effective as of May 20, 2019 (the “Wachter Agreement”). The Wachter Agreement provides that Dr. Wachter will be employed for an initial term of one year, subject to automatic renewal for successive one-year periods, unless the Company or Dr. Wachter provides notice of intent not to renew. Dr. Wachter’s initial base salary is $240,000 per year. Dr. Wachter has the right to continue to participate in employee benefit plans. In the event Dr. Wachter’s employment with the Company is terminated by Dr. Wachter prior to, but not coincident with, a Change in Control (as defined in the Wachter Agreement) or by reason of his death, disability, or retirement prior to a Change in Control, he will be entitled to receive (i) his unpaid base salary through the last day of the month in which the date of termination occurs; (ii) the pro rata portion of any unpaid incentive or bonus payment which has been earned prior to the date of termination; (iii) any benefits to which he may be entitled as a result of such termination (or death), under the terms and conditions of the pertinent plans or arrangements in effect at the time of the notice of termination; and (iv) any expense reimbursements due to Dr. Wachter as of the date of termination. In the event that coincident with or following a Change in Control (as defined in the Wachter Agreement), Dr. Wachter’s employment with the Company is terminated or the Wachter Agreement is not extended (A) by action of Dr. Wachter coincident with or following a Change in Control including his death, disability or retirement, or (B) by action of the Company not For Cause (as defined in the Wachter Agreement) coincident with or following a Change in Control, the Company shall pay Dr. Wachter the compensation and benefits described in the sentence above, as well as a severance payment equal to 50% of his base salary in the preceding calendar year, payable over six months.

2024 Executive Employment/Contractor Agreements

On April 16, 2024, our Board appointed Mr. Pershing to be the Company’s Chief Executive Officer (“CEO”). He has served as Provectus’s Chairman of the Board of Directors since April 1, 2017. Pursuant to the employment agreement with Mr. Pershing (the “Pershing Agreement”), the term of his employment commenced on April 16, 2024 and ends on April 15, 2029, unless further extended or sooner terminated as hereinafter provided. On April 15, 2025 and on April 15th of each year thereafter, the terms of the Executive’s employment hereunder shall be automatically extended one year thereafter, the term of the Executive’s employment hereunder shall be extended one (1) additional year, unless ninety (90) days prior to the date of such automatic extension the Company shall have delivered to the Executive or the Executive shall have delivered to the Company written notice that the term of the Executive’s employment hereunder shall not be extended. Mr. Pershing’s initial base salary is $240,000 per year. In the event Mr. Pershing’ employment with the Company is terminated by Mr. Pershing prior to, but not coincident with, a Change in Control (as defined in the Pershing Agreement) or by reason of his death, disability, or retirement prior to a Change in Control, he will be entitled to receive (i) his unpaid base salary through the last day of the month in which the date of termination occurs; (ii) the pro rata portion of any unpaid incentive or bonus payment which has been earned prior to the date of termination; (iii) any benefits to which he may be entitled as a result of such termination (or death), under the terms and conditions of the pertinent plans or arrangements in effect at the time of the notice of termination; and (iv) any expense reimbursements due to Mr. Pershing as of the date of termination. In the event that coincident with or following a Change in Control (as defined in the Pershing Agreement), Mr. Pershing’ employment with the Company is terminated or the Pershing Agreement is not extended (A) by action of Mr. Pershing coincident with or following a Change in Control including his death, disability or retirement, or (B) by action of the Company not For Cause (as defined in the Pershing Agreement) coincident with or following a Change in Control, the Company shall pay Mr. Pershing the compensation and benefits described in the sentence above, as well as an amount equal to ten (10) times the Base Salary paid to Executive in the preceding calendar year, payable over three (3) months.

The Company entered into an independent contractor agreement with Mr. Rodrigues pursuant to which he served as Chief Operations Consultant of the Company from March 25 to April 15, 2024. On April 16, 2024, our Board appointed Mr. Rodrigues to be the Company’s President. He has served as Provectus’s Vice-Chairman of the Board of Directors since April 1, 2017. Pursuant to the employment agreement (the “Rodrigues Agreement”), the term of his employment commenced on April 16, 2024 and ends on April 15, 2029, unless further extended or sooner terminated as hereinafter provided. On April 15, 2025 and on April 15th of each year thereafter, the terms of the Executive’s employment hereunder shall be automatically extended one year thereafter, the term of the Executive’s employment hereunder shall be extended one (1) additional year, unless ninety (90) days prior to the date of such automatic extension the Company shall have delivered to the Executive or the Executive shall have delivered to the Company written notice that the term of the Executive’s employment hereunder shall not be extended. Mr. Rodrigues’s initial base salary is $240,000 per year. In the event Mr. Rodrigues’ employment with the Company is terminated by Mr. Rodrigues prior to, but not coincident with, a Change in Control (as defined in the Rodrigues Agreement) or by reason of his death, disability, or retirement prior to a Change in Control, he will be entitled to receive (i) his unpaid base salary through the last day of the month in which the date of termination occurs; (ii) the pro rata portion of any unpaid incentive or bonus payment which has been earned prior to the date of termination; (iii) any benefits to which he may be entitled as a result of such termination (or death), under the terms and conditions of the pertinent plans or arrangements in effect at the time of the notice of termination; and (iv) any expense reimbursements due to Mr. Rodrigues as of the date of termination. In the event that coincident with or following a Change in Control (as defined in the Rodrigues Agreement), Mr. Rodrigues’ employment with the Company is terminated or the Rodrigues Agreement is not extended (A) by action of Mr. Rodrigues coincident with or following a Change in Control including his death, disability or retirement, or (B) by action of the Company not For Cause (as defined in the Rodrigues Agreement) coincident with or following a Change in Control, the Company shall pay Mr. Rodrigues the compensation and benefits described in the sentence above, as well as an amount equal to ten (10) times the Base Salary paid to Executive in the preceding calendar year, payable over three (3) months. On April 16, 2024, the Company and Mr. Rodrigues mutually terminated the independent contractor agreement.

Bonus Awards

No cash bonuses were earned or awarded to our named executive officers in 2023.

Other Benefits

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a vacation policy.

Long-Term Incentives

At the 2014 annual meeting of stockholders, our stockholders approved the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2014 Equity Compensation Plan”), which authorized our Board to grant options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”), and options that do not qualify as incentive stock options under the Code (“non-qualified stock options,” and collectively with incentive stock options, “options”). We were authorized to grant options under the 2014 Equity Compensation Plan for up to 20,000,000 shares of our common stock. If any options granted under the 2014 Equity Compensation Plan were forfeited or terminated for any reason, the shares of common stock that were subject to the options would again be available for future distribution under the 2014 Equity Compensation Plan. In June 2016, the compensation committee approved an amendment to our 2014 Equity Compensation Plan to allow for restricted stock awards to non-employee directors. Our stockholders approved this amendment at our 2017 annual stockholder meeting. Under the terms of our 2014 Equity Compensation Plan, prior to the occurrence of a change in control (as defined in the 2014 Equity Compensation Plan), and unless otherwise determined by our Board, any stock options outstanding on the date of such change in control that are not yet exercisable and vested on such date will become fully exercisable and vested. The 2014 Equity Compensation Plan expired as amended on April 25, 2023.

As of December 31, 2023, named executive officers had no outstanding unvested stock options.

Summary Compensation Table

The table below shows the compensation for services in all capacities earned during the years ended December 31, 2023 and 2022 to the individuals who served as our principal executive officer and our two other executive officers during 2023 (whom we refer to collectively as our “named executive officers”):

Name and Principal Position	Year	Salary(3)	All Other Compensation		Total

Eric Wachter, Ph.D.,	2023	$240,000	$13,249	(1)	$253,249
Chief Technology Officer	2022	$240,000	$14,188	(1)	$254,188

Heather Raines, CPA,	2023	$125,000	—		$125,000
Chief Financial Officer	2022	$125,000	—		$125,000

Bruce Horowitz,	2023	$254,400	$75,000	(2)	$329,400
Former Chief Operating Officer	2022	$254,400	$75,000	(2)	$329,400

(1)	Comprised of health/vision, life, short term disability, and long-term disability insurance premiums.

(2)	Comprised of accrued, but not paid, directors fees.

(3)	Actual salaries paid in 2023: Eric Wachter $20,000; Heather Raines $10,417; Bruce Horowitz $21,200.

Outstanding Equity Awards at 2023 Fiscal Year-end

The following table shows the number of equity awards outstanding as of December 31, 2023 for our named executive officers. All the options were exercisable as of December 31, 2023.

	Option Awards
Name	Number of Shares of Common Stock Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date

Bruce Horowitz	2,425,000	$0.12	11/10/2025
Former Chief Operating Officer

Director Compensation

Each non-employee director receives an annual retainer of $40,000 as compensation for service as a member of the Board. Non-employee directors serving as members of our audit committee receive $15,000 per year; the audit committee chairperson receives $15,000 per year. Non-employee directors serving as members of our corporate governance and nominating committee receive $10,000 per year; the corporate governance and nominating committee chairperson receives $15,000 per year. Non-employee directors serving as members of our compensation committee will receive $10,000 per year; the compensation committee chairperson receives $15,000 per year.

Director Compensation Table for 2023

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards Compensation	All Other Compensation	Total
Webster Bailey	$80,000	(1)	—	—	—	$80,000
John Lacey, III, MD	$80,000	(1)	—	—	—	$80,000
Ed Pershing, CPA	$75,000	(1)	—	—	—	$75,000
Dominic Rodrigues	$75,000	(1)	—	—	—	$75,000

(1)	Dr. Lacey and Messrs. Bailey, Pershing, and Rodrigues accrued their director fees in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership of Directors, Executive Officers, and Other Stockholders

The following table provides information about the beneficial ownership of common stock as of April 14, 2024, unless otherwise indicated, for (i) each of our directors, (ii) each of our executive officers named in the “Summary Compensation Table” of this Annual Report on Form 10-K, (iii) all of our directors and executive officers as a group, and (iv) the persons known by us to own beneficially more than 5% of our common stock. Each outstanding share of common stock entitles its holder to cast one vote on each matter to be voted on at the 2024 Annual Meeting. Each outstanding share of Series D Convertible Preferred Stock entitles its holder to cast one vote on each matter to be voted on at the 2024 Annual Meeting. Each outstanding share of Series D-1 Convertible Preferred Stock entitles its holder to cast ten votes on each matter to be voted on at the 2024 Annual Meeting. Holders of shares of Series D Convertible Preferred Stock and Series D-1 Convertible Preferred Stock will vote together with the holders of common stock as a single class on all matters submitted to stockholders and such other matters as may properly come before the Annual Meeting and any adjournments.

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(2) (3)
Directors and Named Executive Officers:
Bruce Horowitz	5,486,983	(6)	1.3%
Dominic Rodrigues	12,493,631	(5)	2.9%
Ed Pershing, CPA	21,569,870	(4)	4.9%
Eric Wachter, Ph.D.	20,582,068	(9)	4.8%
Heather Raines, CPA	1,910,103	(8)	*
John Lacey, III, M.D.	300,000	(7)	*
Webster Bailey	558,768	(10)	*
All Directors and Executive Officers as a Group (6 Persons)	57,414,460	(11)	12.8%

5% Stockholders:
Jeffery Allen Morris	60,902,310	(12)	13.2%

*	Less than 1% of the outstanding shares of common stock.

(1)	Drs. Lacey and Wachter, Messrs. Bailey, Pershing, and Rodrigues, and Mrs. Raines are officers and/or directors of Provectus Biopharmaceuticals, Inc., whose business address is 800 S. Gay Street, Suite 1610, Knoxville, Tennessee 37929. Mr. Horowitz resigned as an officer and director of the Company on March 25, 2024.

(2)	Shares of common stock that a person has the right to acquire within 60 days of April 14, 2024 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by a note, each stockholder listed in the table has sole voting and investment power as to the shares owned by that person.

(3)	As of April 14, 2024, there were 419,522,119 shares of common stock issued and outstanding. As of April 14, 2024, there were 12,373,247 shares of preferred series D stock issued and outstanding that are convertible into 12,373,247 shares of common stock. As of April 14, 2024, there were 10,634,761 shares of preferred series D-1 stock issued and outstanding that are convertible into 106,347,610 shares of common stock and $2,711,028 aggregate principal amount and interest of convertible promissory notes that are convertible within 60 days into 947,250 shares of Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 9,472,500 shares of common stock.

(4)	Mr. Pershing’s beneficial ownership includes 60,600 shares of common stock owned by his spouse, 16,500 shares of common stock owned by his spouse through a retirement plan, 3,750 shares of common stock held as custodian for a grandchild, 81,500 shares of common stock owned by Mr. P’s Foundation, a nonprofit corporation of which Mr. Pershing is an affiliate, 550,000 shares of common stock owned by Perkins Place, a general partnership of which Mr. Pershing is an affiliate, 2,820,630 shares of common stock owned by Mr. Pershing through a retirement plan, 1,150,428 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 11,504,280 shares of common stock and $1,869,633 aggregate principal amount and interest of convertible promissory notes that are convertible within 60 days into 653,261 shares Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 6,532,610 shares of common stock.

(5)	Mr. Rodrigues’s beneficial ownership includes 500 shares of common stock held solely by Mr. Rodrigues, 509,089 shares of common stock held jointly with his spouse, 112,700 shares of common stock owned by his spouse, 23,700 shares of common stock held as custodian for his children, 431,400 shares of common stock owned through a retirement plan and 11,416,242 shares of Series D Convertible Preferred Stock that are convertible within 60 days into 11,416,242 shares of common stock.

(6)	Mr. Horowitz resigned as an officer and director of the Company on March 25, 2024. Mr. Horowitz’s beneficial ownership includes 2,302,243 shares of common stock held solely by Mr. Horowitz, 50,000 shares of common stock owned by his spouse, 325,000 shares of common stock owned through a retirement plan, 2,425,000 shares of common stock subject to options that are exercisable within 60 days, and 38,474 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 384,740 shares of common stock.

(7)	Dr. Lacey’s beneficial ownership includes 100,000 shares of common stock held solely by Dr. Lacey, 20,000 shares of common stock held through IMA, 80,000 shares of common stock held through a retirement account, and 100,000 shares of common stock subject to options that are exercisable within 60 days.

(8)	Mrs. Raines’s beneficial ownership includes 100,000 shares of common stock held solely by Mrs. Raines, 1,113,153 shares of common stock held jointly with her spouse, 20,290 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 202,900 shares of common stock, and $141,395 aggregate principal amount and interest of convertible promissory notes that are convertible within 60 days into 49,405 shares of Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 494,050 shares of common stock.

(9)	Dr. Wachter’s beneficial ownership includes 5,714,183 shares held solely by Dr. Wachter, 4,867 shares of common stock held by the Eric A. Wachter 1998 Charitable Remainder Unitrust, 930,248 shares of common stock owned by Dr. Wachter through a retirement plan, and 1,393,277 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 13,932,770 shares of common stock.

(10)	Mr. Bailey’s beneficial ownership includes 145,528 shares of common stock held as custodian for his children and 41,324 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 413,240 shares of common stock.

(11)	Includes 11,416,242 shares of Series D Convertible Preferred Stock with are convertible withing 60 day into 11,416,242 shares of common stock, and 1,803,689 shares of Series D-1 Convertible Preferred Stock that are convertible within 60 days into 18,036,890 shares of common stock, and $2,011,028 aggregate principal and interest amount of convertible promissory notes that are convertible within 60 days into 702,6666 shares of Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 7,026,660 shares of common stock.

(12)	Mr. Morris’ beneficial ownership is based on a Form 4 filed with the SEC on August 14, 2023 and includes 18,500,000 shares of common stock, 3,995,747 shares of Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 39,957,470 shares of common stock, and $700,000 aggregate principal amount of convertible promissory notes that are convertible within 60 days into 244,584 shares of Series D-1 Convertible Preferred Stock, which are convertible within 60 days into 2,444,840 shares of common stock.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	3,225,000	$0.37	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,225,000	$0.37	—

(1)	As of the expiration of the 2014 Equity Compensation Plan on April 25, 2023, there remained 16,587,500 shares of common stock available under the 2014 Equity Compensation Plan. These shares are no longer available for future awards.

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

Related Party Transactions

The Series D and D-1 Convertible Preferred Stock

2021 Financing

On August 13, 2021, the Board approved a Financing Term Sheet (the “2021 Term Sheet”), which sets forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2021 Financing”). The 2021 Financing will be in the form of unsecured convertible loans from investors and evidenced by convertible promissory notes (individually, a “2021 Note” and collectively, the “2021 Notes”). The 2021 Notes bear interest at the rate of 8% per annum.

The table below summarizes the 2021 Notes issued to related parties:

	Face	Note
Holder	Amount	Date
Heather Raines	$100,000	8/16/2021
Total Related Parties	$100,000

On September 20, 2022, the Board approved a Financing Term Sheet (the “2022 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2022 Financing”), which amounts will be obtained in several tranches. The 2022 Financing will be in the form of unsecured convertible loans from investors and evidenced by convertible promissory notes (individually, a “2022 Note” and collectively, the “2022 Notes”). The 2022 Notes bear interest at the rate of 8% per annum.

The table below summarizes the 2022 Notes issued to related parties:

	Face	Note
Holder	Amount	Date
Edward Pershing	$100,000	4/25/2023
Edward Pershing	$200,000	5/12/2023
Edward Pershing	$50,000	5/26/2023
Edward Pershing	$125,000	6/15/2023
Edward Pershing	$125,000	6/30/2023
Edward Pershing	$125,000	7/20/2023
Edward Pershing	$75,000	8/3/2023
Edward Pershing	$50,000	11/29/2023
Edward Pershing	$100,000	12/2/2023
Edward Pershing	$135,000	1/30/2024
Edward Pershing	$75,000	2/15/2024
Edward Pershing	$180,000	2/27/2024
Edward Pershing	$25,000	3/21/2024
Edward Pershing	$400,000	3/26/2024
Edward Pershing	$25,000	4/11/2024
Total Related Parties	$1,790,000

For further details on the terms of the 2021 and 2022 Financing, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024.

Consulting Fees

The Company paid Bruce Horowitz (Capital Strategists), a former director and COO, fees of $21,200 and $169,600 for services rendered during the years ended December 31, 2023 and 2022, respectively, under an independent contractor agreement. On March 25, 2024, Mr. Horowitz resigned as COO of the Company and a member of our Board.

On March 26, 2024, the Company engaged Dominic Rodrigues, one of our directors, under an independent contractor agreement to fulfil the role vacated by Mr. Horowitz. The Company agreed to pay Mr. Rodrigues $20,000 per calendar month for his services under the independent contractor agreement. Effective April 16, 2024, this agreement was subsequently terminated when the Company and Mr. Rodrigues entered into the Executive Employment Agreement described below.

On April 16, 2024, the Company hired Edward Pershing, one of our directors, under an Executive Employment Agreement to serve as CEO of the Company. In consideration for such services, Mr. Pershing will be paid $240,000 per calendar year.

On April 16, 2024, Company hired Dominic Rodrigues, one of our directors, under an Executive Employment Agreement to serve as President of the Company and mutually terminated his independent contractor agreement. In consideration for such services, Mr. Rodrigues will be paid $240,000 per calendar year.

Other than as set forth above, we had no transactions since January 1, 2022 that would be required to be disclosed under Item 404(a) of Regulation S-K, and no such transactions are currently proposed for 2024.

Director Independence

Two members of our Board, Dr. Lacey and Mr. Webster, are considered independent under the independence standards of the NYSE American LLC.

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

The table below sets forth the aggregate fees we paid to Marcum for audit and non-audit services provided to us in 2023 and 2022:

Fees	2023	2022
Audit Fees	$155,015	$115,875
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$155,015	$115,875

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Reference is made to the Index to Financial Statements under Part II, Item 8 of the Original Filing.

Financial Statement Schedules

None

Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (as amended by the Certificate of Amendment, dated March 30, 2022) (incorporated by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 12, 2022).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Unsecured Convertible Promissory Note under the 2021 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 18, 2021).

4.4	Form of Unsecured Convertible Promissory Note under the 2022 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on September 26, 2022).

4.5††	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024).

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.7	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.8	2021 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2021).

10.9	2022 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2022).

10.10*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.11*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.12*	Independent Contractor Agreement, dated April 19, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 20, 2017).

10.13*	Amendment No. 1 to the Independent Contractor Agreement, dated May 9, 2017, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2017).

10.14*	Amendment No. 2 to the Independent Contractor Agreement dated April 19, 2017, between the Company and Bruce Horowitz, dated May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 9, 2019).

10.15*	Employment Agreement between the Company and Heather Raines, CPA, dated March 25, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on March 25, 2019).

10.16*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.17	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.18	Indemnification Agreement between the Company and Bruce Horowitz, dated April 3, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.19	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.20	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.21	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

31.1††	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024).

31.2††	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024).

31.3†	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4†	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32 of the Company’s annual report on Form 10-K filed March 28, 2024).

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.
††	Filed or furnished with the Original Filing.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2024

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (principal executive officer)

