Form 10-Q
period 2024-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2024-05-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 13, 2024, was 419,522,119.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug candidates, PV-10® and PH-10®, and/or any other halogenated xanthene-based drug candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug candidates and/or rose bengal sodium- and other halogenated xanthene-based active pharmaceutical ingredients;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities;

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition; and

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$18,035	$76,576
Restricted cash	744,717	950,223
Short-term receivables	98	476
Prepaid expenses and other current assets	245,954	337,522
Total Current Assets	1,008,804	1,364,797

Equipment and furnishings, less accumulated depreciation of $113,224 and $110,994, respectively	9,789	12,020
Operating lease right-of-use asset	60,398	72,026
Total Assets	$1,078,991	$1,448,843

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,369,957	$1,675,891
Unearned grant revenue	715,176	953,248
Other accrued expenses	3,096,272	3,240,436
Accrued interest	40,660	22,600
Accrued interest - related parties	110,914	123,828
Notes payable	190,910	277,815
Convertible notes payable	953,000	800,000
Convertible notes payable - related parties	1,990,000	1,875,000
Operating lease liability, current portion	49,020	48,077
Total Current Liabilities	8,515,909	9,016,895
Operating lease liability, non-current portion	12,729	25,299
Total Liabilities	8,528,638	9,042,194

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series D Convertible Preferred Stock; 12,374,000 shares designated; 12,373,247 shares issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $14,164,889 at March 31, 2024 and December 31, 2023	12,373	12,373
Series D-1 Convertible Preferred Stock; 11,241,000 shares designated; 10,587,571 and 10,361,097 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $121,205,780 and $118,613,136 at March 31, 2024 and December 31, 2023, respectively	10,587	10,361
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,522,119 shares issued and outstanding at March 31, 2024 and December 31, 2023	419,522	419,522
Additional paid-in capital	245,362,902	244,714,967
Accumulated other comprehensive loss	(60,580)	(60,165)
Accumulated deficit	(253,194,451)	(252,690,409)
Total Stockholders’ Deficit	(7,449,647)	(7,593,351)
Total Liabilities and Stockholders’ Deficit	$1,078,991	$1,448,843

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Grant Revenue	$238,072	$205,025

Operating Expenses:
Research and development	555,535	548,393
General and administrative	129,802	438,845
Total Operating Expenses	685,337	987,238

Total Operating Loss	(447,265)	(782,213)

Other Expense:
Interest expense	(56,777)	(45,241)

Total Other Expense	(56,777)	(45,241)

Net Loss	$(504,042)	$(827,454)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,522,119	419,497,119

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net Loss	$(504,042)	$(827,454)
Other Comprehensive (Loss)/Income:
Foreign currency translation adjustments	(415)	191
Total Comprehensive Loss	$(504,457)	$(827,263)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)

Conversion of 2022 Note to Series D-1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	(415)

Balance at March 31, 2024	12,373,247	$12,373	10,587,571	$10,587	419,522,119	$419,522	$245,362,902	$(60,580)	$(253,194,451)	$(7,449,647)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191

Balance at March 31, 2023	12,373,247	$12,373	9,765,498	$9,765	419,497,119	$419,497	$243,008,185	$(35,488)	$(250,416,095)	$(7,001,763)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(504,042)	$(827,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	11,628	11,069
Depreciation	2,231	2,230
Changes in operating assets and liabilities
Short term receivables	365	(393)
Prepaid expenses and other current assets	91,568	195,392
Accounts payable	(305,736)	(186,280)
Unearned grant revenue	(238,072)	(205,025)
Other accrued expenses	(144,118)	354,252
Operating lease liability	(11,627)	(10,730)
Accrued interest	53,308	42,829

Net Cash Used In Operating Activities	(1,044,495)	(624,110)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	153,000	-
Proceeds from issuance of convertible notes payable - related parties	815,000	600,000
Repayment of short-term note payable	(86,905)	(84,297)
Repayment of 2021 convertible note payable - related party	(100,000)	-
Net Cash Provided By Financing Activities	781,095	515,703

Effect of exchange rates on cash and restricted cash	(647)	(1,845)

Net Decrease In Cash and Restricted Cash	(264,047)	(110,252)

Cash and Restricted Cash, Beginning of Period	1,026,799	1,431,707

Cash and Restricted Cash, End of Period	$762,752	$1,321,455

Cash and restricted cash consisted of the following:
Cash	$18,035	$34,153
Restricted cash	744,717	1,287,302
	$762,752	$1,321,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$54,010
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$648,161	$-

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

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient in the drug candidates of our current clinical development programs and the preclinical formulations of our current non-clinical early discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration.

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

The Company’s small molecule HX medical science platform comprises several different drug candidates and preclinical targets using different concentrations delivered by different routes of administration specific to each disease area and/or disease indication. The Company’s HX medical science platform includes clinical development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical); in vivo proof-of-concept programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral); and in vitro drug discovery programs in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $762,752 at March 31, 2024 which includes $744,717 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $7,507,105 and $7,652,098 as of March 31, 2024 and December 31, 2023, respectively, net loss for the three months ended March 31, 2024 and 2023 was $504,042 and $827,454, respectively, and cash used in operations was $1,044,495 and $624,110 for the three months ended March 31, 2024 and March 31, 2023, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other halogenated xanthene-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2024 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there can be no assurance that it will be able to obtain funds on commercially acceptable terms, or complete additional financing in a timely manner. Any such financing may result in significant dilution to stockholders.

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

3. Significant Accounting Policies

Since the date the Company’s December 31, 2023 consolidated financial statements were issued in its 2023 Annual Report on March 28, 2024, there have been no material changes to the Company’s significant accounting policies.

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, accrued liabilities, and the valuation allowance related to the Company’s deferred tax assets.

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of March 31, 2024 is $744,717. See Note 10, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although there can be no assurance that it will not experience any losses in the future. As of March 31, 2024 and December 31, 2023, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $512,752 and $776,799, respectively.

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

	March 31,
	2024	2023
Warrants	412,500	475,000
Options	3,225,000	3,425,000
Convertible preferred stock	118,248,957	110,028,227
2021 unsecured convertible notes	494,041	3,860,043
2022 unsecured convertible notes	10,318,590	4,833,714

Total potentially dilutive shares	132,699,088	122,621,984

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accrued payroll and taxes	$827,432	$719,460
Accrued vacation	100,651	92,985
Accrued directors’ fees	1,976,839	2,330,589
Accrued other expenses	191,350	97,402
Total other accrued expenses	$3,096,272	$3,240,436

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the three months ended March 31, 2024:

2021 Financing

	Non-Related Party Face Amount	Related Party Face Amount	Total
Balance as of January 1, 2024	$-	$200,000	$200,000
Repayment	-	(100,000)	(100,000)
Balance as of March 31, 2024	$-	$100,000	$100,000

2022 Financing

	Non-Related Party Face Amount	Related Party Face Amount	Total
Balance as of January 1, 2024	$800,000	$1,675,000	$2,475,000

Issued	153,000	815,000	968,000
Conversion	-	(600,000)	(600,000)
Balance as of March 31, 2024	$953,000	$1,890,000	$2,843,000

For further details on the terms of the 2021 and 2022 Notes, refer to our Form 10-K as filed with the SEC on March 28, 2024.

2024 Repayment of 2021 Notes

During the three months ended March 31, 2024, the Company repaid $100,000 principal owed on the 2021 Note. As of March 31, 2024, principal and interest in the amount of $100,000 and $41,394, respectively, remains outstanding on the 2021 Note.

2024 Conversions of 2022 Notes into Preferred Stock

During the three months ended March 31, 2024, principal and interest in the aggregate amount of $648,161, owed in connection with the 2022 Notes were converted into 226,474 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of March 31, 2024 and December 31, 2023, the balance of the note payable was $190,910 and $277,815, respectively.

7. Related Party Transactions

During each of the three months ended March 31, 2024 and 2023, the Company had consulting fees of $63,600 to Mr. Bruce Horowitz (Capital Strategists) for services rendered. As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 with a balance of $258,000 due on or before June 30, 2024 , after which the amount of the second payment would be increased to $500,000. Mr. Horowitz waived the amount of $469,000 due him in director fees.

See Note 5 for details of other related party transactions.

Director fees incurred during each of the three months ended March 31, 2024 and 2023 were $96,250. Accrued directors’ fees as of March 31, 2024 and December 31, 2023 were $1,976,839 and $2,330,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the three months ended March 31, 2024, the Company issued 226,474 shares of Series D-1 Convertible Preferred Stock upon the conversion of $600,000 of principal and $48,161 accrued interest outstanding on the 2022 Notes.

Options

During the three months ended March 31, 2024 and 2023, the Company did not have any issuances, grants, or exercises of options.

The following table summarizes option activities during the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Outstanding and exercisable at January 1, 2024	3,225,000	$0.27		$-
Forfeited	-	-
Outstanding and exercisable at March 31, 2024	3,225,000	$0.27	1.62	$-

The following table summarizes information about options outstanding and exercisable at March 31, 2024:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.12	2,425,000	1.60	$152,775
$0.29	100,000	1.60	$-
$0.75	550,000	1.70	$-
$0.88	150,000	0.30	$-

	3,225,000	1.62	$152,775

Warrants

During the three months ended March 31, 2024 and 2023, the Company did not have any issuances, grants, or exercises of warrants.

The following table summarizes warrant activities during the nine months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Outstanding and exercisable at January 1, 2024	412,500	$1.07
Forfeited	-	-
Outstanding and exercisable at March 31, 2024	412,500	$1.07	0.13	$-

The following table summarizes information about warrants outstanding and exercisable at March 31, 2024:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.29	25,000	0.01	$-
$1.00	18,000	0.14	$-
$1.12	366,000	0.14	$-
$2.00	3,500	0.14	$-

	412,500	0.13	$-

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

Total operating lease expense for the three months ended March 31, 2024 was $12,842, of which $8,561 was included within research and development and $4,281 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended March 31, 2023 was $13,507 of which $9,005 was included within research and development and $4,502 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$11,627	$10,730

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	1 year 3 months	2 years 3 months

Weighted Average Discount Rate
Operating leases	5.0%	5.0% - 8.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2024 were as follows:

Future Minimum Payments

Years	Amount
2024	$38,166
2025	25,669
Total lease payments	63,835
Less: amount representing imputed interest	(2,086)
Present value of lease liability	61,749
Less: current portion	(49,020)
Lease liability, non-current portion	$12,729

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

As of March 31, 2024 and December 31, 2023, $715,176 and $953,248 has been recorded as unearned grant revenue liability on the accompanying condensed consolidated balance sheets, respectively. The Company recorded grant revenue of $238,072 during the three months ended March 31, 2024, and $205,025 during the three months ended March 31, 2023.

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

On March 21, 2024, the Company entered into an exclusive worldwide license for the IP. Details of the license agreement are reported in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 27, 2024.

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

Convertible Notes Payable

Subsequent to March 31, 2024, the Company entered into 2022 Notes with a related party investor (Executive Officer) in the aggregate principal amount of $95,000.

Subsequent to March 31, 2024, the Company entered into 2022 Notes with a non-related party investor in the aggregate principal amount of $200,000.

Series D-1 Preferred Stock

Subsequent to March 31, 2024, principal and interest in the aggregate amount of $459,189, owed in connection with 2022 Notes was converted into 160,445 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024 (“2023 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises several different drug candidates and preclinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease area and/or indication, includes:

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

●	Ophthalmology: The Company believes that clinical monotherapy proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

TOP PV-305 has undergone preclinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

Preclinical In Vivo Proof-of-Concept Programs

●	Oncology: ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone preclinical monotherapy study for the treatment of penile squamous cell carcinoma at an academic medical center. ITU PV-10 has undergone preclinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved in vivo monotherapy POC of ITU administration.

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

●	Hematology: PO formulations have undergone preclinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo monotherapy POC of PO administration.

●	Wound Healing: Different formulations are undergoing preclinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that in vivo monotherapy POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing preclinical monotherapy study for the treatment of canine soft tissue sarcomas at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC of ITU administration in canines.

Preclinical In Vitro Drug Discovery Programs

●	Immune vaccine adjuvant: Different formulations have undergone and are undergoing preclinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

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

Different formulations have undergone preclinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations have undergone preclinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

●	Proprietary: Different formulations are undergoing preclinical study for a proprietary disease at an academic medical center.

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

The Company is developing a systemically administered formulation of pharmaceutical-grade RBS for the treatment of cancer. Our goals, when this work is complete, are to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), take an initial systemic drug candidate into an early-stage clinic trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration (e.g., PO, IV, IN) for other disease areas by endeavoring to show preclinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug candidate into an early-stage clinic trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

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

RBS API and Drug Candidate Manufacturing

Our pharmaceutical-grade RBS resulted from the Company’s innovation of a proprietary, patented, commercial-scale process to synthesize and utilize the RBS molecule into a viable active pharmaceutical ingredient (“API”) for commercial pharmaceutical use; the development of unique chemistry, manufacturing, and control (“CMC”) specifications for API and drug candidate manufacturing processes; the production and multi-year stability testing of multiple API and drug candidate lots; the comprehensive documentation of lot composition and reproducibility; and the review and acceptance of CMC data from these lots by seven different national drug regulatory agencies for use in a prior, multi-country, multi-center Phase 3 randomized control trial of the Company.

The Company’s API and drug candidate manufacturing processes employ Quality-by-Design principles, current good manufacturing practice (“cGMP”) regulations, and the guidelines of The International Council for Harmonization (ICH) of Technical Requirements for Pharmaceuticals for Human Use. These processes utilize controls that eliminate the formation of historical impurities and avoid the introduction of potentially hazardous impurities that the Company believes may have been and could be present in uncontrolled and unreported amounts in non-pharmaceutical grades of rose bengal.

The Company’s processes of synthesizing the RBS molecule into pharmaceutical-grade RBS and manufacturing RBS API and ITU PV-10 drug candidate, the processes’ CMC specifications, and the CMC data from the production of stability lots of API and drug candidate have been reviewed by multiple national drug regulatory agencies prior to granting clinical trial authorizations for the Company to commence a historical Phase 3 study of ITU PV-10 for the treatment of locally advanced cutaneous melanoma, including the U.S. FDA, Germany’s Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM), Australia’s Therapeutic Goods Administration (TGA) under a clinical trial notification, France’s Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), Italy’s Agenzia Italiana del Farmaco (AIFA), Mexico’s Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS), and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica (ANMAT).

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

We believe that commercial grade rose bengal is still manufactured using the historical process (or a variant thereof) that was developed by the synthetic molecule’s original Swiss creator Rudolph Gnehm in 1881. Some manufacturers may, however, apply purification techniques that the Company believes still result in materials that may possess questionable purity and contaminants and may also be subject to substantial lot-to-lot manufacturing variability.

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

Chemical Analytical Comparison

In the first quarter of 2022, the Company began work with a U.S. contract development and manufacturing organization to assess rigorously and methodically three lots of commercial-grade rose bengal, one each from three different specialty chemical suppliers, and compare these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed by the end of the third quarter of 2022. The Company believes that the preliminary results of these analyses indicate that all three lots of commercial grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

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

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug candidates. These expenses consist primarily of:

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

Research and development activities are central to our business model. We expect our research and development expenses to increase in the future as we advance our existing product candidates through clinical trials and pursue their regulatory approval. Undertaking clinical development and pursuing regulatory approval are both costly and time-consuming activities. As a result of known and unknown uncertainties, we are unable to determine the duration and completion costs of our research and development activities, or if, when, and to what extent we will generate revenue from any subsequent commercialization and sale of our drug candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Overview

Grant revenue was $238,072 for the three months ended March 31, 2024, an increase of $33,047 or 16.1% compared to the three months ended March 31, 2023. Total operating expenses were $685,337 for the three months ended March 31, 2024, a decrease of $301,901 or 30.6% compared to the three months ended March 31, 2023. The decrease was driven primarily by (i) reduced professional fees, (ii) decrease in director fees due to write-off of Bruce Horowitz accrued fees, partially offset by (iii) higher clinical trial costs related to study closure, (iv) increased payroll and taxes, (v) higher legal costs related to patents and general corporate counsel, and (vi) higher other general and administrative cost. Net loss for the three months ended March 31, 2024 was $504,042, a decrease of $323,412 or 39.1% compared to the three months ended March 31, 2023.

	For the Three Months Ended
	March 31,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$238,072	$205,025	$33,047	16.1%

Operating Expenses:
Research and development	555,535	548,393	7,142	1.3%
General and administrative	129,802	438,845	(309,043)	-70.4%
Total Operating Expenses	685,337	987,238	(301,901)	-30.6%

Total Operating Loss	(447,265)	(782,213)	334,948	42.8%

Other Expense:
Interest expense, net	(56,777)	(45,241)	(11,536)	-25.5%

Total Other Expense, Net	(56,777)	(45,241)	(11,536)	-25.5%

Net Loss	$(504,042)	$(827,454)	$323,412	39.1%

Grant Revenue

For the three months ended March 31, 2024 and March 31, 2023, there was $238,072 and $205,025, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $555,535 for the three months ended March 31, 2024, a decrease of $7,142 or 1.3% compared to $548,393 for the three months ended March 31, 2023. The decrease was primarily due to (i) lower insurance costs, partially offset by (ii) higher clinical trial costs associated with study closure, and (iii) higher payroll and taxes.

The following table summarizes research and development expenses for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023	Increase/(Decrease)	% Change
Research and development:
Clinical trial and research expenses	419,380	406,595	$12,785	3.1%
Depreciation/amortization	1,765	1,487	278	18.7%
Insurance	57,547	65,300	(7,753)	-11.9%
Payroll and taxes	68,282	66,006	2,276	3.4%
Rent and utilities	8,561	9,005	(444)	-4.9%
Total research and development	$555,535	$548,393	$7,142	1.3%

General and Administrative Expenses

General and administrative expenses were $129,802 for the three months ended March 31, 2024, a decrease of $309,043 or 70.4% compared to $438,845 for the three months ended March 31, 2023. The decrease was primarily due to (i) lower professional fees, (ii) reversal of director fees for Mr. Horowitz upon his resignation on March 25, 2024, partially offset by (iii) higher legal fees related to patents and corporate matters pertaining to the 2024 proxy statement and officer’s resignation, and (iv) higher other general and administrative costs.

The following table summarizes general and administrative expenses for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023	Increase/(Decrease)	% Change
General and administrative:
Depreciation	$466	$743	$(277)	-37.3%
Directors fees	(353,750)	96,250	(450,000)	-467.5%
Insurance	45,579	36,623	8,956	24.5%
Legal and litigation	176,820	60,072	116,748	194.3%
Other general and administrative cost	14,711	(11,080)	25,791	232.8%
Payroll and taxes	64,849	64,839	10	0.0%
Professional fees	176,130	186,527	(10,397)	-5.6%
Rent and utilities	4,851	4,871	(20)	-0.4%
Foreign currency translation	146	-	146	100.0%
Total general and administrative	$129,802	$438,845	$(309,043)	-70.4%

Other Expense

Net interest expense increased by $11,536 or 25.5% from $45,241 for the three months ended March 31, 2023 to $56,777 for the three months ended March 31, 2024. The increase was mainly due to the interest expense costs incurred in connection with the higher notes payable balances.

Liquidity and Capital Resources

The Company’s cash and restricted cash were $762,752 at March 31, 2024 which includes $744,717 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,026,799 at December 31, 2023, which included $950,223 of restricted cash. The Company’s working capital deficit was $7,507,105 and $7,652,098 as of March 31, 2024 and December 31, 2023, respectively. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $253,194,451 as of March 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of March 31, 2024, cash required for our current liabilities included approximately $4,515,249 for accounts payable and other accrued expenses (including operating lease liabilities) and a $190,910 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,943,000 plus accrued interest will mature one year from the date of the notes. As of March 31, 2024, cash required for our long-term liabilities consists of $12,729 for our operating lease. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2024 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, there can be no assurance that we will be able to obtain funds on commercially acceptable terms, or complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors that were disclosed in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three months ended March 31, 2024, the Company received aggregate proceeds of $968,000 pursuant to certain unsecured convertible notes (the “2022 Notes”). Through March 31, 2024, the Company had drawn down $4,195,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 28, 2024.

Preferred Convertible Stock

During the three months ended March 31, 2024, the Company issued 226,474 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $600,000 of principal and $48,161 accrued interest outstanding on the 2022 Notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Independent Contractor and Director Fee Termination Agreement and Release, dated March 25, 2024, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 26, 2024).

10.2	Independent Contractor Agreement, dated March 25, 2024, between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 26, 2024).

10.3	Exclusive License Agreement (with Equity), dated March 21, 2024, by and between the Company and University of Miami (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 27, 2024).

10.4	Pershing Employment Agreement, dated April 16, 2024, between the Company and Ed Pershing (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.5	Rodrigues Employment Agreement, dated April 16, 2024, between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 14, 2024	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

