Form 10-Q
period 2024-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2024-08-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 12, 2024, was 419,906,859.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug candidates (if and when approved), such as PV-10® and PH-10®, and/or any other halogenated xanthene-based drug candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug candidates and/or rose bengal sodium- and other halogenated xanthene-based active pharmaceutical ingredients;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities; and

●	The disruptions from the widespread outbreak of an illness or communicable/infectious disease, such as severe acute respiratory syndrome coronavirus 2, or another public health crisis to our business that could adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$29,581	$76,576
Restricted cash	559,702	950,223
Short-term receivables	767	476
Prepaid expenses and other current assets	210,194	337,522

Total Current Assets	800,244	1,364,797

Equipment and furnishings, less accumulated depreciation of $115,455 and $110,994, respectively	7,559	12,020
Operating lease right-of-use asset	48,624	72,026

Total Assets	$856,427	$1,448,843

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,321,947	$1,675,891
Unearned grant revenue	460,185	953,248
Other accrued expenses	3,388,425	3,240,436
Accrued interest	62,076	22,600
Accrued interest - related parties	89,030	123,828
Notes payable	109,862	277,815
Convertible notes payable	1,153,000	800,000
Convertible notes payable - related parties	1,735,000	1,875,000
Operating lease liability, current portion	49,975	48,077

Total Current Liabilities	8,369,500	9,016,895

Operating lease liability, non-current portion	-	25,299

Total Liabilities	8,369,500	9,042,194

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series D Convertible Preferred Stock; 957,100 and 12,374,000 shares designated at June 30, 2024 and December 31, 2023, respectively; 956,985 and 12,373,247 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $1,095,556 and $14,164,889 at June 30, 2024 and December 31, 2023, respectively	957	12,373
Series D-1 Convertible Preferred Stock; 23,042,900 and 11,241,000 shares designated at June 30, 2024 and December 31, 2023, respectively; 12,002,888 and 10,361,097 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $137,408,291 and $118,613,136 at June 30, 2024 and December 31, 2023, respectively	12,003	10,361
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 419,522,119 shares issued and outstanding at June 30, 2024 and December 31, 2023	419,522	419,522
Additional paid-in capital	246,156,198	244,714,967
Accumulated other comprehensive loss	(60,454)	(60,165)
Accumulated deficit	(254,041,299)	(252,690,409)

Total Stockholders’ Deficit	(7,513,073)	(7,593,351)

Total Liabilities and Stockholders’ Deficit	$856,427	$1,448,843

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Grant Revenue	$254,991	$161,842	$493,063	$366,867

Operating Expenses:
Research and development	472,927	434,214	1,028,462	982,607
General and administrative	576,918	527,831	706,720	966,676
Total Operating Expenses	1,049,845	962,045	1,735,182	1,949,283

Total Operating Loss	(794,854)	(800,203)	(1,242,119)	(1,582,416)

Other Income/(Expense):
Research and development tax credit	9,301	15,965	9,301	15,965
Interest expense	(61,295)	(50,824)	(118,072)	(96,065)

Total Other Expense, Net	(51,994)	(34,859)	(108,771)	(80,100)

Net Loss	$(846,848)	$(835,062)	$(1,350,890)	$(1,662,516)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,522,119	419,497,119	419,522,119	419,497,119

See accompanying notes to condensed consolidated financial statements.

3

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Loss	$(846,848)	$(835,062)	$(1,350,890)	$(1,662,516)
Other Comprehensive Loss:
Foreign currency translation adjustments	126	(278)	(289)	(87)
Total Comprehensive Loss	$(846,722)	$(835,340)	$(1,351,179)	$(1,662,603)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)

Conversion of 2021 Note to Series D1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	(415)

Balance at March 31, 2024	12,373,247	$12,373	10,587,571	$10,587	419,522,119	$419,522	$245,362,902	$(60,580)	$(253,194,451)	$(7,449,647)

Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-
Conversion of 2021 Note to Series D1 Preferred Stock	-	-	273,691	274	-	-	783,021	-	-	783,296
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(846,848)	(846,848)
Other comprehensive income	-	-	-	-	-	-	-	126	-	126

Balance at June 30, 2024	956,985	$957	12,002,888	$12,003	419,522,119	$419,522	$246,156,198	$(60,454)	$(254,041,299)	$(7,513,073)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191

Balance at March 31, 2023	12,373,247	$12,373	9,765,498	$9,765	419,497,119	$419,497	$243,008,185	$(35,488)	$(250,416,095)	$(7,001,763)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	188,757	189	-	-	540,033	-	-	540,222
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(835,062)	(835,062)
Other comprehensive loss	-	-	-	-	-	-	-	(278)	-	(278)

Balance at June 30, 2023	12,373,247	$12,373	9,954,255	$9,954	419,497,119	$419,497	$243,548,218	$(35,766)	$(251,251,157)	$(7,296,881)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(1,350,890)	$(1,662,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	23,402	22,272
Depreciation	4,461	4,461
Changes in operating assets and liabilities
Short term receivables	(299)	(1,366)
Prepaid expenses and other current assets	127,328	314,165
Accounts payable	(353,763)	(104,704)
Unearned grant revenue	(493,063)	(366,866)
Other accrued expenses	148,011	483,019
Operating lease liability	(23,401)	(21,597)
Accrued interest	111,134	91,239

Net Cash Used In Operating Activities	(1,807,080)	(1,241,893)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	353,000	-
Proceeds from issuance of convertible notes payable - related parties	1,285,000	1,325,000
Repayment of short-term note payable	(167,953)	(152,856)
Repayment of 2021 convertible note payable - related party	(100,000)	-
Proceeds from exercise of warrants	-	-
Net Cash Provided By Financing Activities	1,370,047	1,172,144

Effect of exchange rates on cash and restricted cash	(483)	(2,799)

Net Decrease In Cash and Restricted Cash	(437,516)	(72,548)

Cash and Restricted Cash, Beginning of Period	1,026,799	1,431,707

Cash and Restricted Cash, End of Period	$589,283	$1,359,159

Cash and restricted cash consisted of the following:
Cash	$29,581	$176,010
Restricted cash	559,702	1,183,149
	$589,283	$1,359,159

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$594,232
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$1,431,457	$-
Forfeited shares of Series D Preferred Stock	$(11,416)	$-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	$1,141	$-
Purchase of insurance policies financed by short-term note payable	$-	$(61,735)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases based on a class of synthetic small molecule halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal sodium (“RBS”).

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient (“API”) in the drug candidates of our current clinical development programs and the non-clinical formulations of our current non-clinical proof-of-concept in vivo and early discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration.

The Company believes that RBS targets disease in a bifunctional multi-modal manner. Direct contact by RBS may lead to cell death or repair, depending on the disease being treated and the concentration of RBS utilized in the treatment formulation, by one or more targeting mechanisms. Multivariate innate and adaptive immune activation, signaling, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry at ClinicalTrials.gov.

The Company believes that it is the first and only entity to date to make pharmaceutical-grade RBS successfully, reproducibly, and consistently at a purity of nearly 100%.

The Company’s small molecule medical science platform comprises several different drug candidates and non-clinical targets using different concentrations delivered by different routes of administration specific to each disease area and/or disease indication, including:

●	Clinical development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical),

●	Proof-of-concept in vivo programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral), and

●	Early discovery programs (in vitro) in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $589,283 at June 30, 2024 which includes $559,702 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $7,569,256 and $7,652,098 as of June 30, 2024 and December 31, 2023, respectively, net loss for the six months ended June 30, 2024 and 2023 was $1,350,890 and $1,662,516, respectively, and cash used in operations was $1,807,080 and $1,241,893 for the six months ended June 30, 2024 and 2023, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other halogenated xanthene-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2024 financing (see Note 13), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of June 30, 2024 is $559,702. See Note 10, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although there can be no assurance that it will not experience any losses in the future. As of June 30, 2024 and December 31, 2023, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $339,283 and $776,799, respectively.

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

	June 30,
	2024	2023
Warrants	-	475,000
Options	3,225,000	3,425,000
Convertible preferred stock	120,985,865	111,915,797
2021 unsecured convertible notes	505,746	2,022,750
2022 unsecured convertible notes	10,113,074	7,485,783

Total potentially dilutive shares	134,829,685	125,324,330

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Accrued payroll and taxes	$1,037,118	$719,460
Accrued vacation	109,706	92,985
Accrued directors’ fees	2,054,339	2,330,589
Accrued other expenses	187,262	97,402
Total other accrued expenses	$3,388,425	$3,240,436

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the six months ended June 30, 2024:

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2024	$-	$200,000	$200,000
Repayment	-	(100,000)	(100,000)
Balance as of June 30, 2024	$-	$100,000	$100,000

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2024	$800,000	$1,675,000	$2,475,000
Issued	353,000	1,285,000	1,638,000
Conversion	-	(1,325,000)	(1,325,000)
Balance as of June 30, 2024	$1,153,000	$1,635,000	$2,788,000

On July 11, 2024, the Board approved the closure of the 2022 Financing. Through June 30, 2024, the Company received 2022 Notes proceeds in the aggregate amount of $4,865,500, of which $3,637,500 is from a related party investor (a Company officer/director).

For further details on the terms of the 2021 and 2022 Notes, refer to our Form 10-K as filed with the SEC on March 28, 2024.

2024 Repayment of 2021 Notes

During the six months ended June 30, 2024, the Company repaid $100,000 principal owed on the 2021 Note. As of June 30, 2024, principal and interest in the amount of $100,000 and $44,744, respectively, remains outstanding on the 2021 Note.

2024 Conversions of 2022 Notes into Preferred Stock

During the three months ended June 30, 2024, principal and interest in the aggregate amount of $783,296, owed in connection with the 2022 Notes were converted into 273,691 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

During the six months ended June 30, 2024, principal and interest in the aggregate amount of $1,431,457, owed in connection with the 2022 Notes were converted into 500,165 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of June 30, 2024 and December 31, 2023, the balance of the note payable was $109,862 and $277,815, respectively.

7. Related Party Transactions

During the three months ended June 30, 2024 and 2023, the Company had consulting fees of $0 and $63,600, respectively, to Mr. Bruce Horowitz (Capital Strategists) for services rendered. During the six months ended June 30, 2024 and 2023, the Company had consulting fees of $63,600 and $127,200, respectively. As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees. Mr. Horowitz waived the amount of $469,000 due to him in directors’ fees.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended June 30, 2024 and 2023, were $77,500 and $96,250, respectively. Directors’ fees incurred during the six months ended June 30, 2024 and 2023, were $173,750 and $192,500, respectively. Accrued directors’ fees as of June 30, 2024 and December 31, 2023 were $2,054,339 and $2,330,589, respectively.

8. Stockholders’ Deficit

Preferred Stock

During the three months ended June 30, 2024, the Company issued 273,691 shares of Series D-1 Convertible Preferred Stock upon the conversion of $725,000 of principal and $58,294 accrued interest outstanding on the 2022 Notes.

During the six months ended June 30, 2024, the Company issued 500,165 shares of Series D-1 Convertible Preferred Stock upon the conversion of $1,325,000 of principal and $106,457 accrued interest outstanding on the 2022 Notes.

On June 21, 2024, the Board of Directors approved the conversion of 11,416,242 Series D Preferred Shares held by Dominic Rodrigues (a Company officer and director) into 1,141,626 shares of Series D-1 Preferred shares.

Number of Preferred Shares

On June 24, 2024, the Company filed an amended Series D Certificate of Designation to decrease the authorized shares from 12,374,000 to 957,100 shares of Series D Convertible Preferred Stock. The Series D-1 Certificate of Designation was also amended to increase the authorized shares from 9,441,000 to 23,042,900 shares of Series D-1 Convertible Preferred Stock.

2024 Equity Compensation Plan

At the shareholder meeting held on June 20, 2024, the proposal for the new 2024 Equity Compensation Plan was approved. The approval gives the Company authority to grant Options and award Restricted Stock under the 2024 Equity Compensation Plan for up to 100,000,000 shares of our common stock, which are approximately fifteen percent (15%) of the issued and outstanding shares of Common Stock on an as converted basis as of the effective date of the 2024 Equity Compensation Plan.

Options

During the three and six months ended June 30, 2024 and 2023, the Company did not have any issuances, grants, or exercises of options.

The following table summarizes option activities during the six months ended June 30, 2024:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Life in Years	Value
Outstanding and exercisable at January 1, 2024	3,225,000	$0.27		$-
Expired	-	-
Outstanding and exercisable at June 30, 2024	3,225,000	$0.27	1.40	$-

The following table summarizes information about options outstanding and exercisable at June 30, 2024:

Exercise Price	Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Intrinsic Value

$0.12	2,425,000	1.40	$14,550
$0.29	100,000	1.40	$-
$0.75	550,000	1.50	$-
$0.88	150,000	0.10	$-

	3,225,000	1.40	$14,550

Warrants

During the three and six months ended June 30, 2024 and 2023, the Company did not have any issuances, grants, or exercises of warrants.

The following table summarizes warrant activities during the six months ended June 30, 2024:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Warrants	Exercise Price	Life in Years	Value

Outstanding and exercisable at January 1, 2024	412,500	$1.07
Expired	(412,500)	1.07
Outstanding and exercisable at June 30, 2024	-	$-	-	$-

Annual Stockholder Meeting Proposals

The Company held its annual meeting of stockholders on June 20, 2024. Stockholders authorized the Company’s board of directors (the “Board”) to amend the Company’s Certificate of Incorporation, as amended by the Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Designation of Series D-1 Convertible Preferred Stock (the “Certificates of Designation”), to effect a reverse stock split of the Company’s common stock, Series D Convertible Preferred Stock, and Series D-1 Convertible Preferred Stock at a ratio of between 1-for-10 and 1-for-50, where the ratio would be determined by the Board at its discretion, and to make corresponding amendments to the Certificates of Designation to provide for the proportional adjustment of certain terms upon a reverse stock split, consistent with the Board’s recommendation. The Company’s stockholders also authorized the Board to amend the Company’s Certificate of Incorporation, as amended by the Certificates of Designation, to decrease the number of authorized shares of the Company’s common stock and preferred stock by the same reverse stock split ratio determined by the Board, consistent with the Board’s recommendation. The Board has not acted on these stockholder authorizations as of the filing date.

9. Leases

On June 18, 2022, the Company leased 2,700 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending on June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term of the lease.

Total operating lease expense for the three months ended June 30, 2024 was $13,002, of which $8,668 was included within research and development and $4,334 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended June 30, 2023 was $12,672 of which $8,448 was included within research and development and $4,224 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the six months ended June 30, 2024 was $25,844, of which $17,229 was included within research and development and $8,615 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the six months ended June 30, 2023 was $26,179 of which $17,453 was included within research and development and $8,726 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$23,402	$21,597

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	1 year	2 years

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2024 were as follows:

Future Minimum Payments

Years	Amount
2024	$25,669
2025	25,669
Total lease payments	51,338
Less: amount representing imputed interest	(1,363)
Present value of lease liability	49,975
Less: current portion	(49,975)
Lease liability, non-current portion	$-

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

As of June 30, 2024 and December 31, 2023, $460,185 and $953,248, respectively, have been recorded as unearned grant revenue liability on the accompanying condensed consolidated balance sheets, respectively. The Company recorded grant revenue of $254,991 and $493,063 during the three and six months ended June 30, 2024, respectively, and $161,842 and $366,867 during the three and six months ended June 30, 2023, respectively.

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

On March 21, 2024, the Company entered into an exclusive worldwide license for the IP. Details of the license agreement are reported in the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024.

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

2024 Financing

On July 11, 2024, the Board approved a Financing Term Sheet (the “2024 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $10,000,000 (the “2024 Financing”), which amounts will be obtained in several tranches.

Pursuant to the 2024 Term Sheet, the 2024 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2024 Note, subject to certain exceptions.

The 2024 Financing will be in the form of an unsecured convertible loan (the “2024 Loan”) from the investors (the “2024 Loan Investors”) and evidenced by convertible promissory notes (individually, a “2024 Note” and collectively, the “2024 Notes”). In addition to customary provisions, the 2024 Notes will contain the following provisions:

(i)	The 2024 Loan will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2024 Notes will be accelerated and all amounts due under the 2024 Notes may be immediately due and payable at the 2024 Loan Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2024 Loan may be convertible at the 2024 Loan Investors’ option into shares of Series D-1 Convertible Preferred Stock at a price per share equal to $2.8620. The Series D-1 Convertible Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2024 Loan will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2024 Note at a price per share equal to $2.8620.

For further details on the terms of the 2024 Financing and the details of the 2024 Notes, refer to our Form 8-K as filed with the SEC on July 17, 2024.

Convertible Notes Payable

Subsequent to June 30, 2024, the Company entered into 2024 Notes with a related party investor (Executive Officer) in the aggregate principal amount of $215,000.

Series D-1 Preferred Stock

Subsequent to June 30, 2024, principal and interest in the aggregate amount of $972,600, owed in connection with 2022 Notes was converted into 339,833 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

Subsequent to June 30, 2024, a holder of 38,474 shares of Series D-1 Preferred Stock voluntarily converted the Preferred Stock into 384,740 shares of Common Stock.

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

Clinical Development and Drug Discovery

The Company’s small molecule HX medical science platform, which comprises different drug candidates and non-clinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease and/or disease indication, includes:

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

Different formulations have undergone non-clinical combination therapy study for psoriasis and are undergoing non-clinical monotherapy study for skin inflammation at TRU.

●	Ophthalmology: The Company believes that clinical monotherapy proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

TOP PV-305 has undergone non-clinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

Non-clinical Proof-of-Concept In Vivo Programs

●	Oncology: ITU PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone non-clinical monotherapy study for the treatment of penile squamous cell carcinoma at an academic medical center. ITU PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved in vivo monotherapy POC of ITU administration.

Oral (“PO”) formulations are undergoing non-clinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved in vivo monotherapy POC of PO administration, that the Company has achieved in vivo monotherapy POC of PO administration in both prophylactic and therapeutic settings, and that the Company has achieved in vivo monotherapy POC of intravenous (“IV”) administration.

●	Hematology: PO formulations have undergone non-clinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo monotherapy POC of PO administration.

●	Wound Healing: Different formulations are undergoing non-clinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that in vivo monotherapy POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing non-clinical monotherapy study for the treatment of canine soft tissue sarcomas at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC of ITU administration in canines.

Non-clinical Early Drug Discovery (In Vitro) Programs

●	Immune vaccine adjuvant: Different formulations have undergone and are undergoing non-clinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

●

Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing non-clinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization.

Different formulations have undergone non-clinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug resistant strains) and have undergone non-clinical monotherapy study for the treatment of oral bacterial infections at UTHSC.

Different formulations have undergone non-clinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations have undergone non-clinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

●	Proprietary: Different formulations are undergoing non-clinical study for a proprietary disease at an academic medical center.

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

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration (e.g., PO, IV, IN) for other disease areas by endeavoring to show non-clinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug candidate into an early-stage clinic trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

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

RBS Non-proprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the World Health Organization (“WHO”) Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for the non-proprietary name in the third quarter of 2020 and reached the status of recommended International Non-proprietary Names (“INN”). INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

Non-Pharmaceutical Grades of Rose Bengal

Commercial-Grade

This material may be purchased from specialty chemical suppliers in the U.S. and from other parts of the world; however, the Company believes that the material itself is almost exclusively made in China and India under non-cGMP conditions. Commercial grade rose bengal appears to have reported purity that may vary between approximately 80% and 95%, and that may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial grade rose bengal is typically used by researchers unaffiliated with the Company for non-clinical study of the rose bengal molecule for potential biomedical therapeutic applications.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

Overview

Grant revenue was $254,991 for the three months ended June 30, 2024, an increase of $93,149 or 57.6% compared to the three months ended June 30, 2023. Total operating expenses were $1,049,845 for the three months ended June 30, 2024, an increase of $87,800 or 9.1% compared to the three months ended June 30, 2023. The increase was driven primarily by (i) increased payroll and taxes for the addition of two officers, (ii) higher clinical trial costs related to study closure, partially offset by (iii) lower directors’ fees and professional fees due to the resignation of Bruce Horowitz, our former Chief Operating Officer, (iv) lower legal costs related to patents, and (v) lower insurance costs. Net loss for the three months ended June 30, 2024 was $846,848, an increase of $11,786 or 1.4% compared to the three months ended June 30, 2023.

	For the Three Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$254,991	$161,842	$93,149	57.6%

Operating Expenses:
Research and development	472,927	434,214	38,713	8.9%
General and administrative	576,918	527,831	49,087	9.3%
Total Operating Expenses	1,049,845	962,045	87,800	9.1%

Total Operating Loss	(794,854)	(800,203)	5,349	0.7%

Other Income/(Expense):
Research and development tax credit	9,301	15,965	(6,664)	41.7%
Interest expense	(61,295)	(50,824)	(10,471)	-20.6%

Total Other Expense, Net	(51,994)	(34,859)	(17,135)	-49.2%

Net Loss	$(846,848)	$(835,062)	$(11,786)	-1.4%

Grant Revenue

For the three months ended June 30, 2024 and June 30, 2023, there was $254,991 and $161,842, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $472,927 for the three months ended June 30, 2024, an increase of $38,713 or 8.9% compared to $434,214 for the three months ended June 30, 2023. The increase was primarily due to (i) higher clinical trial costs associated with study closure, and (ii) increased insurance costs.

The following table summarizes research and development expenses for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$339,441	$309,284	$30,157	9.8%
Depreciation/amortization	1,765	2,043	(278)	-13.6%
Insurance	57,540	49,356	8,184	16.6%
Payroll and taxes	65,513	65,083	430	0.7%
Rent and utilities	8,668	8,448	220	2.6%
Total research and development	$472,927	$434,214	$38,713	8.9%

General and Administrative Expenses

General and administrative expenses were $576,918 for the three months ended June 30, 2024, an increase of $49,087 or 9.3% compared to $527,831 for the three months ended June 30, 2023. The increase was primarily due to (i) increased payroll and taxes for the addition of two new officers, and (ii) increased other general and administrative costs, partially offset by (iii) lower directors’ fees and professional fees due to the resignation of Bruce Horowitz, our prior Chief Operating Officer, (iv) lower insurance costs, and (v) lower legal costs related to patents.

The following table summarizes general and administrative expenses for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$465	$188	$277	147.3%
Directors’ fees	77,500	96,250	(18,750)	-19.5%
Insurance	41,684	52,465	(10,781)	-20.5%
Legal and litigation	136,660	147,525	(10,865)	-7.4%
Other general and administrative cost	26,636	23,990	2,646	11.0%
Payroll and taxes	170,772	63,594	107,178	168.5%
Professional fees	117,992	138,975	(20,983)	-15.1%
Rent and utilities	4,846	4,844	2	0.0%
Foreign currency transactions	363	-	363	100.0%
Total general and administrative	$576,918	$527,831	$49,087	9.3%

Other Expense, Net

Interest expense increased by $10,471 or 20.6% from $50,824 for the three months ended June 30, 2023 to $61,295 for the three months ended June 30, 2024. The increase was mainly due to the interest expense costs incurred in connection with the higher notes payable and convertible debt balances.

Research and development tax credit in Australia decreased by $6,664 or 41.7% from $15,965 for the three months ended June 30, 2023 to $9,301 for the three months ended June 30, 2024. The decrease was mainly due to no active clinical trials currently in Australia.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

Overview

Grant revenue was $493,063 for the six months ended June 30, 2024, an increase of $126,196 or 34.4% compared to the six months ended June 30, 2023. Total operating expenses were $1,735,182 for the six months ended June 30, 2024, a decrease of $214,101 or 11.0% compared to the six months ended June 30, 2023. The decrease was driven primarily by (i) reduced directors’ fees and professional fees due to the resignation of Bruce Horowitz, our former Chief Operating Officer, partially offset by (ii) higher clinical trial costs related to study closure, (iii) increased payroll and taxes due to the addition of two new officers, (iv) higher legal costs related to patents and general corporate counsel, and (v) higher other general and administrative cost. Net loss for the six months ended June 30, 2024 was $1,350,890, a decrease of $311,626 or 18.7% compared to the six months ended June 30, 2023.

	For the Six Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$493,063	$366,867	$126,196	34.4%

Operating Expenses:
Research and development	1,028,462	982,607	45,855	4.7%
General and administrative	706,720	966,676	(259,956)	-26.9%
Total Operating Expenses	1,735,182	1,949,283	(214,101)	-11.0%

Total Operating Loss	(1,242,119)	(1,582,416)	(340,297)	-21.5%

Other Income/(Expense):
Research and development tax credit	9,301	15,965	(6,664)	-41.7%
Interest expense	(118,072)	(96,065)	(22,007)	-22.9%

Total Other Expense, Net	(108,771)	(80,100)	(28,671)	-35.8%

Net Loss	$(1,350,890)	$(1,662,516)	$311,626	-18.7%

Grant Revenue

For the six months ended June 30, 2024 and June 30, 2023, there was $493,063 and $366,867, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $1,028,462 for the six months ended June 30, 2024, an increase of $45,855 or 4.7% compared to $982,607 for the six months ended June 30, 2023. The increase was primarily due to (i) higher clinical trial costs associated with study closure, and (ii) higher payroll and taxes.

The following table summarizes research and development expenses for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	758,821	715,879	$42,942	6.0%
Depreciation/amortization	3,530	3,530	-	0.0%
Insurance	115,087	114,656	431	0.4%
Payroll and taxes	133,795	131,089	2,706	2.1%
Rent and utilities	17,229	17,453	(224)	-1.3%
Total research and development	$1,028,462	$982,607	$45,855	4.7%

General and Administrative Expenses

General and administrative expenses were $706,720 for the six months ended June 30, 2024, a decrease of $259,956 or 26.9% compared to $966,676 for the six months ended June 30, 2023. The decrease was primarily due to (i) lower directors’ fees and professional fees due to the resignation of Bruce Horowitz, our prior Chief Operating Officer partially offset by (ii) higher legal fees related to patents and corporate matters pertaining to the 2024 proxy statement and officer’s resignation, (iii) higher payroll and taxes due to addition of two new officers, and (iv) higher other general and administrative costs due to a refund received in 2023 for employee retention.

The following table summarizes general and administrative expenses for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$931	$931	$-	0.0%
Directors’ fees	(276,250)	192,500	(468,750)	-243.5%
Insurance	87,263	89,088	(1,825)	-2.0%
Legal and litigation	313,480	207,597	105,883	51.0%
Other general and administrative cost	41,347	12,910	28,437	220.3%
Payroll and taxes	235,621	128,433	107,188	83.5%
Professional fees	294,122	325,502	(31,380)	-9.6%
Rent and utilities	9,697	9,715	(18)	-0.2%
Foreign currency transactions	509	-	509	100.0%
Total general and administrative	$706,720	$966,676	$(259,956)	-26.9%

Other Expense, Net

Interest expense increased by $22,007 or 22.9% from $96,065 for the six months ended June 30, 2023 to $118,072 for the six months ended June 30, 2024. The increase was mainly due to the interest expense costs incurred in connection with the higher notes payable and convertible debt balances.

Research and development tax credit in Australia decreased by $6,664 or 41.7% from $15,965 for the six months ended June 30, 2023 to $9,301 for the six months ended June 30, 2024. The decrease was mainly due to no active clinical trials currently in Australia.

Liquidity and Capital Resources

The Company’s cash and restricted cash were $589,283 at June 30, 2024 which includes $559,702 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,026,799 at December 31, 2023, which included $950,223 of restricted cash. The Company’s working capital deficit was $7,569,256 and $7,652,098 as of June 30, 2024 and December 31, 2023, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $254,041,299 as of June 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of June 30, 2024, cash required for our current liabilities included approximately $4,760,347 for accounts payable and other accrued expenses (including operating lease liabilities) and a $109,862 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,888,000 plus accrued interest will mature one year from the date of the notes. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Management’s plans include selling our equity securities and obtaining other financing, including the issuance of 2024 unsecured convertible notes (the “2024 Financing”), to fund our capital requirements and on-going operations; however, there can be no assurance that the Company will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2024 Financing, equity financings, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2024 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, the exercise of outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, there can be no assurance that we will be able to obtain funds on commercially acceptable terms, or complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three and six months ended June 30, 2024, the Company received aggregate proceeds of $670,000 and $1,638,000, respectively pursuant to certain unsecured convertible notes (the “2022 Notes”). Through June 30, 2024, the Company had drawn down $4,865,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 28, 2024.

Preferred Convertible Stock

During the three and six months ended June 30, 2024, the Company issued 273,691 and 500,165 shares, respectively, of restricted Series D-1 Convertible Preferred Stock upon the conversion of $725,000 and $1,325,000 of principal and $58,296 and $106,457 accrued interest, respectively, outstanding on the 2022 Notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

3.2	Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

4.1	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

10.1	Pershing Employment Agreement, dated April 16, 2024, between the Company and Ed Pershing (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.2	Rodrigues Employment Agreement, dated April 16, 2024, between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.3	Provectus Biopharmaceuticals, Inc. 2024 Equity Compensation Program (incorporated by reference to Appendix C of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2024).

10.4	Conversion Agreement, dated June 21, 2024, by and between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

10.5	2024 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 13, 2024	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

