Form 10-Q
period 2024-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2024-11-12
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 11, 2024, was 420,279,879.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$187,457	$76,576
Restricted cash	426,732	950,223
Short-term receivables	-	476
Prepaid expenses and other current assets	145,814	337,522

Total Current Assets	760,003	1,364,797

Equipment and furnishings, less accumulated depreciation of $117,685 and $110,994, respectively	5,329	12,020
Operating lease right-of-use asset	36,701	72,026

Total Assets	$802,033	$1,448,843

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,381,027	$1,675,891
Unearned grant revenue	350,440	953,248
Other accrued expenses	1,558,339	3,240,436
Accrued interest	19,558	22,600
Accrued interest - related parties	114,141	123,828
Notes payable	110,544	277,815
Convertible notes payable	453,000	800,000
Convertible notes payable - related parties	2,200,000	1,875,000
Operating lease liability, current portion	37,714	48,077

Total Current Liabilities	6,224,763	9,016,895

Operating lease liability, non-current portion	-	25,299

Total Liabilities	6,224,763	9,042,194

Commitments, contingencies, and litigations (Note 12)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 and 12,374,000 shares designated at September 30, 2024 and December 31, 2023, respectively; 956,985 and 12,373,247 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $1,095,556 and $14,164,889 at September 30, 2024 and December 31, 2023, respectively	957	12,373
Series D-1 Convertible Preferred Stock; 23,042,900 and 11,241,000 shares designated at September 30, 2024 and December 31, 2023, respectively; 13,011,823 and 10,361,097 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $148,959,354 and $118,613,136 at September 30, 2024 and December 31, 2023, respectively	13,012	10,361
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 and 419,447,119 shares issued and outstanding at September 30, 2024 and December 31, 2023	420,280	419,522
Additional paid-in capital	249,258,870	244,714,967
Accumulated other comprehensive loss	(60,199)	(60,165)
Accumulated deficit	(255,055,650)	(252,690,409)

Total Stockholders’ Deficit	(5,422,730)	(7,593,351)

Total Liabilities and Stockholders’ Deficit	$802,033	$1,448,843

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Grant Revenue	$109,745	$69,733	$602,808	$436,600

Operating Expenses:
Research and development	413,987	350,792	1,442,449	1,333,399
General and administrative	651,486	433,089	1,358,206	1,399,765
Total Operating Expenses	1,065,473	783,881	2,800,655	2,733,164

Total Operating Loss	(955,728)	(714,148)	(2,197,847)	(2,296,564)

Other Income/(Expense):
Research and development tax credit	56	(167)	9,357	15,798
Interest expense, net	(58,679)	(61,524)	(176,751)	(157,589)

Total Other Expense, Net	(58,623)	(61,691)	(167,394)	(141,791)

Net Loss	$(1,014,351)	$(775,839)	$(2,365,241)	$(2,438,355)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	419,906,732	419,515,869	419,651,259	419,503,438

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Loss	$(1,014,351)	$(775,839)	$(2,365,241)	$(2,438,355)
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	255	(441)	(34)	(528)
Total Comprehensive Loss	$(1,014,096)	$(776,280)	$(2,365,275)	$(2,438,883)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	(415)

Balance at March 31, 2024	12,373,247	$12,373	10,587,571	$10,587	419,522,119	$419,522	$245,362,902	$(60,580)	$(253,194,451)	$(7,449,647)

Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-
Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	273,691	275	-	-	783,021	-	-	783,296
Comprehensive Income (loss):
Net loss	-	-	-	-	-	-	-	-	(846,848)	(846,848)
Other comprehensive income	-	-	-	-	-	-	-	126	-	126

Balance at June 30, 2024	956,985	$957	12,002,888	$12,003	419,522,119	$419,522	$246,156,198	$(60,454)	$(254,041,299)	$(7,513,073)

Conversion of 2022 Note to Series D-1 Preferred Stock	-	-	339,833	339	-	-	972,261			972,600
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	744,878	745	-	-	2,131,094	-	-	2,131,839
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	(75,776)	(75)	757,760	758	(683)	-	-	-
Comprehensive Income (loss):
Net loss	-	-	-	-	-	-	-	-	(1,014,351)	(1,014,351)
Other comprehensive income	-	-	-	-	-	-	-	255	-	255

Balance at September 30, 2024	956,985	$957	13,011,823	$13,012	420,279,879	$420,280	$249,258,870	$(60,199)	$(255,055,650)	$(5,422,730)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$(6,228,510)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	18,872	18	-	-	53,992	-	-	54,010
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(827,454)	(827,454)
Other comprehensive income	-	-	-	-	-	-	-	191	-	191

Balance at March 31, 2023	12,373,247	12,373	9,765,498	9,765	419,497,119	419,497	243,008,185	(35,488)	(250,416,095)	(7,001,763)

Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	188,757	189	-	-	540,033	-	-	540,222
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(835,062)	(835,062)
Other comprehensive loss	-	-	-	-	-	-	-	(278)	-	(278)

Balance at June 30, 2023	12,373,247	$12,373	9,954,255	$9,954	419,497,119	$419,497	$243,548,218	$(35,766)	$(251,251,157)	(7,296,881)

Common stock issued for services	-	-	-	-	25,000	25	2,825	-	-	2,850
Conversion of 2021 Note to Series D-1 Preferred Stock	-	-	122,725	122	-	-	351,110			351,232
Conversion of 2022 Note to Series D-1 Preferred Stock	-	-	69,838	70	-	-	199,805			199,875
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(775,839)	(775,839)
Other comprehensive loss	-	-	-	-	-	-	-	(441)	-	(441)

Balance at September 30, 2023	12,373,247	$12,373	10,146,818	$10,146	419,522,119	$419,522	$244,101,958	$(36,207)	$(252,026,996)	$(7,519,204)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(2,365,241)	$(2,438,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	2,850
Non-cash operating lease expense	35,325	33,613
Depreciation	6,691	6,691
Changes in operating assets and liabilities
Short term receivables	465	(553)
Prepaid expenses and other current assets	267,991	359,572
Accounts payable	(294,892)	(308,728)
Unearned grant revenue	(602,808)	(436,600)
Other accrued expenses	449,721	653,664
Operating lease liability	(35,662)	(32,938)
Accrued interest	166,327	150,017

Net Cash Used In Operating Activities	(2,372,083)	(2,010,767)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	353,000	700,000
Proceeds from issuance of convertible notes payable - related parties	1,950,000	1,525,000
Repayment of short-term note payable	(243,554)	(234,997)
Repayment of 2021 convertible note payable - related party	(100,000)	-
Net Cash Provided By Financing Activities	1,959,446	1,990,003

Effect of exchange rates on cash and restricted cash	27	(736)

Net Decrease In Cash and Restricted Cash	(412,610)	(21,500)

Cash and Restricted Cash, Beginning of Period	1,026,799	1,431,707

Cash and Restricted Cash, End of Period	$614,189	$1,410,207

Cash and restricted cash consisted of the following:
Cash	$187,457	$367,250
Restricted cash	426,732	1,042,957
	$614,189	$1,410,207

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$804,533
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$2,404,057	$170,126
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$2,131,839	$-
Forfeited shares of Series D Preferred Stock	$(11,416)	$-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	$1,141	$-
Purchase of insurance policies financed by short-term note payable	$(76,283)	$(73,669)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases based on a class of bioactive synthetic small molecule halogenated xanthenes (“HXs”). Our lead HX molecule is named rose bengal sodium (“RBS”).

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient (“API”) in the drug candidates of our current clinical development programs and the formulations of our current non-clinical in vivo proof-of-concept and in vitro early discovery programs. Importantly, our pharmaceutical-grade RBS displays different therapeutic effects at different concentrations and can be formulated for delivery by different routes of administration.

The Company believes that RBS targets disease in a bifunctional multi-modal manner. Direct contact by RBS with disease may lead to cell death or repair, depending on the disease being treated and the concentration of RBS being utilized in the therapeutic formulation, by one or more targeting mechanisms. Multivariate innate and adaptive immune activation, signaling, and response may follow that may manifest as stimulatory, inhibitory, or both.

The Company believes that it is the first entity to advance an RBS formulation into clinical trials for the treatment of a disease, such as those trials reported on the clinical trials registry at ClinicalTrials.gov. The Company believes that it is the first and only entity to date to make pharmaceutical-grade RBS successfully, reproducibly, and consistently at a purity of nearly 100%.

The Company’s small molecule platform comprises several different drug candidates and non-clinical targets using different concentrations delivered by different routes of administration specific to each disease area and/or disease indication, including:

●	Clinical development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical),

●	In vivo: Proof-of-concept programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral), and

●	In vitro: Early discovery programs in infectious diseases and tissue regeneration and repair.

Risks and Uncertainties

The Company’s activities are subject to significant risks and uncertainties, including failing to successfully develop and license or commercialize the Company’s prescription drug candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $614,189 at September 30, 2024 which includes $426,732 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $5,464,760 and $7,652,098 as of September 30, 2024 and December 31, 2023, respectively, net loss for the nine months ended September 30, 2024 and 2023 was $2,365,241 and $2,438,355, respectively, and cash used in operations was $2,372,083 and $2,010,767 for the nine months ended September 30, 2024 and 2023, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including additional convertible debt issuance pursuant to the 2024 Financing (see Note 5 and Note 13), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that it will be successful in co-developing, licensing, and/or commercializing PV-10, PH-10, and/or any other HX-based drug candidate developed by the Company or entering into any financial transaction. Moreover, even if the Company is successful in improving its current cash flow position, the Company nonetheless plans to seek additional funds to meet its long-term requirements in 2024 and beyond. The Company anticipates that these funds will otherwise come from the proceeds of private placement transactions, the exercise of existing warrants and outstanding stock options, or public offerings of debt or equity securities. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there can be no assurance that it will be able to obtain funds on commercially acceptable terms, or complete additional financing in a timely manner. Any such financing may result in significant dilution to stockholders.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of September 30, 2024 is $426,732. See Note 10, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although there can be no assurance that it will not experience any losses in the future. As of September 30, 2024 and December 31, 2023, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $364,189 and $776,799, respectively.

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

	September 30,
	2024	2023
Warrants	-	437,500
Options	3,075,000	3,225,000
Convertible preferred stock	131,075,215	113,841,427
2021 unsecured convertible notes and accrued interest	517,451	817,766
2022 unsecured convertible notes and accrued interest	7,641,022	10,115,192
2024 unsecured convertible notes and accrued interest	1,578,423	-

Total potentially dilutive shares	143,887,111	128,436,885

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accrued payroll and taxes	$1,280,049	$719,460
Accrued vacation	118,264	92,985
Accrued directors’ fees	-	2,330,589
Accrued other expenses	160,026	97,402
Total other accrued expenses	$1,558,339	$3,240,436

5. Convertible Notes Payable

2024 Financing

On July 11, 2024, the Board approved a Financing Term Sheet (the “2024 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $10,000,000 (the “2024 Financing”), which amounts will be obtained in several tranches.

Pursuant to the 2024 Term Sheet, the 2024 Notes (defined below) will automatically convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2024 Note, subject to certain exceptions.

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

(iv)	The outstanding principal amount and interest payable under the 2024 Loan will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2024 Note at a price per share equal to $2.8620.

The following summarizes convertible notes payable activity during the nine months ended September 30, 2024:

2021 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2024	$-	$200,000	$200,000
Repayment	-	(100,000)	(100,000)
Balance as of September 30, 2024	$-	$100,000	$100,000

2022 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2024	$800,000	$1,675,000	$2,475,000
Issued	353,000	1,500,000	1,853,000
Conversion	(700,000)	(1,525,000)	(2,225,000)
Balance as of September 30, 2024	$453,000	$1,650,000	$2,103,000

On July 11, 2024, the board of directors (the “Board”) approved the closure of the 2022 Financing. Through September 30, 2024, the Company received 2022 Notes proceeds in the aggregate amount of $5,080,500, of which $3,852,500 is from a related party investor (a Company officer/director).

2024 Financing

	Non-Related Party	Related Party
	Face Amount	Face Amount	Total
Balance as of January 1, 2024	$-	$-	$-
Issued	-	450,000	450,000
Balance as of September 30, 2024	$-	$450,000	$450,000

Through September 30, 2024, the Company received 2024 Notes proceeds in the aggregate amount of $450,000, all of which is from a related party investor (a Company officer/director). See Note 12 for details on 2024 Notes received subsequent to September 30, 2024.

2024 Repayment of 2021 Notes

During the nine months ended September 30, 2024, the Company repaid $100,000 of principal owed on the 2021 Note. As of September 30, 2024, principal and interest in the amount of $100,000 and $48,094, respectively, remains outstanding on the 2021 Note.

2024 Conversions of 2022 Notes into Preferred Stock

During the three months ended September 30, 2024, principal and interest in the aggregate amount of $972,600, owed in connection with the 2022 Notes were converted into 339,833 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

During the nine months ended September 30, 2024, principal and interest in the aggregate amount of $2,404,057, owed in connection with the 2022 Notes were converted into 839,998 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 8, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

Interest expense on Convertible Notes Payable

During the three and nine months ended September 30, 2024, the Company incurred $55,193 and $166,327, respectively of interest expense on outstanding 2021, 2022 and 2024 Notes. As of September 30, 2024 and December 31, 2023, accrued interest on the convertible notes was $133,699 and $146,428, respectively.

6. Notes Payable

The Company obtained short-term financing from AFCO Insurance Premium Finance for our commercial insurance policies. As of September 30, 2024 and December 31, 2023, the balance of the note payable was $110,544 and $277,815, respectively.

7. Related Party Transactions

During the three months ended September 30, 2024 and 2023, the Company incurred consulting fees of $0 and $63,600 and during the nine months ended September 30, 2024 and 2023, the Company incurred consulting fees of $63,600 and $190,800, respectively, for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Directors’ fees for Mr. Horowitz for the nine months ended September 30, 2024 and 2023 were $0 and $56,250, respectively. Accrued director fees for Mr. Horowitz as of September 30, 2024 and December 31, 2023 were $0 and $431,250, respectively. Mr. Horowitz waived the amount of $450,000 due to him in directors’ fees upon his resignation.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended September 30, 2024 and 2023, were $77,500 and $96,250, respectively. Directors’ fees incurred during the nine months ended September 30, 2024 and 2023, were $251,250 and $288,750, respectively. Accrued directors’ fees as of September 30, 2024 and December 31, 2023 were $0 and $2,330,589, respectively.

8. Stockholders’ Deficit

Common Stock

During the three and nine months ended September 30, 2024, holders of 75,776 shares of Series D-1 Preferred Stock voluntarily converted their Preferred Stock into 757,760 shares of Common Stock.

Preferred Stock

During the three months ended September 30, 2024, the Company issued 339,833 shares of Series D-1 Convertible Preferred Stock upon the conversion of $900,000 of principal and $72,600 of accrued interest outstanding on the 2022 Notes.

During the nine months ended September 30, 2024, the Company issued 839,998 shares of Series D-1 Convertible Preferred Stock upon the conversion of $2,225,000 of principal and $179,057 of accrued interest outstanding on the 2022 Notes.

During the three months ended September 30, 2024, the Company issued 744,878 shares of Series D-1 Convertible Preferred Stock for accrued directors’ fees of $2,131,839 at a stock price of $2.862.

On June 21, 2024, the Board approved the conversion of 11,416,242 Series D Preferred Shares held by Dominic Rodrigues, our President and Board vice chairman, into 1,141,626 shares of Series D-1 Preferred shares.

See Note 12 for details on conversions of 2022 Notes into Series D-1 Preferred Stock subsequent to September 30, 2024.

Number of Preferred Shares

On June 24, 2024, the Company filed an amended Series D Certificate of Designation to decrease the authorized shares from 12,374,000 to 957,100 shares of Series D Convertible Preferred Stock. The Series D-1 Certificate of Designation was also amended to increase the authorized shares from 11,241,000 to 23,042,900 shares of Series D-1 Convertible Preferred Stock.

2024 Equity Compensation Plan

At the shareholder meeting held on June 20, 2024, the proposal for the new 2024 Equity Compensation Plan was approved. The approval gives the Company the authority to grant Options and award Restricted Stock under the 2024 Equity Compensation Plan for up to 100,000,000 shares of our common stock, which are approximately fifteen percent (15%) of the issued and outstanding shares of Common Stock on an as converted basis as of the effective date of the 2024 Equity Compensation Plan.

Options

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any issuances, grants, or exercises of options.

The following table summarizes option activities during the nine months ended September 30, 2024:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Life in Years	Value
Outstanding and exercisable at January 1, 2024	3,225,000	$0.27		$-
Expired	(150,000)	0.88
Outstanding and exercisable at September 30, 2024	3,075,000	$0.27	1.13	$-

The following table summarizes information about outstanding and exercisable options at September 30, 2024:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.12	2,425,000	1.10	2,425,000
$0.29	100,000	1.10	100,000
$0.75	550,000	1.20	550,000
	3,075,000	1.13	3,075,000

Warrants

During the three and nine months ended September 30, 2024 and 2023, the Company did not have any issuances, grants, or exercises of warrants.

The following table summarizes warrant activities during the nine months ended September 30, 2024:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Warrants	Exercise Price	Life in Years	Value

Outstanding and exercisable at January 1, 2024	412,500	$1.07
Expired	(412,500)	1.07
Outstanding and exercisable at September 30, 2024	-	$-	-	$-

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

Total operating lease expense for the three months ended September 30, 2024 was $12,842, of which $8,561 was included within research and development and $4,281 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended September 30, 2023 was $12,560 of which $8,373 was included within research and development and $4,187 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the nine months ended September 30, 2024 was $38,686, of which $25,791 was included within research and development and $12,895 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the nine months ended September 30, 2023 was $38,739 of which $25,826 was included within research and development and $12,913 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$35,662	$32,938

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	9 months	1 year 9 months

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2024 were as follows:

Future Minimum Payments

Years	Amount
2024	$12,835
2025	25,669
Total lease payments	38,504
Less: amount representing imputed interest	(790)
Present value of lease liability	37,714
Less: current portion	(37,714)
Lease liability, non-current portion	$-

10. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (“the Tennessee Grant” or “the Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income whereby grant revenue is recognized as qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Qualifying costs are presented as research and development expenses included in the Company’s statement of operations, in the period that such costs are incurred.

As of September 30, 2024 and December 31, 2023, $350,440 and $953,248, respectively, are included in unearned grant revenue liability on the accompanying condensed consolidated balance sheets, respectively. The Company recorded grant revenue of $109,745 and $602,808 during the three and nine months ended September 30, 2024, respectively, and $69,733 and $436,600 during the three and nine months ended September 30, 2023, respectively.

11. License Transactions

In the third quarter of 2019, the Company entered into a dialog with Bascom Palmer Eye Institute (“BPEI”) regarding collaboration on BPEI’s ophthalmic photodynamic antimicrobial therapy (“PDAT”) using the Company’s pharmaceutical-grade RBS. On February 16, 2022, and later amended on May 11, 2022, the Company entered into an option agreement with the University of Miami (“UM”) for an exclusive worldwide license of intellectual property (“IP”) developed by the Ophthalmic Biophysics Center (“OBC”) of BPEI that included the use of OBC’s PDAT medical device in combination with formulations of the Company’s pharmaceutical-grade RBS for the treatment of bacterial, fungal, and viral infections of the eye. The Company completed the arrangements of this collaboration during the third quarter of 2022, whereby the Company paid $5,000 for the option that expires on May 31, 2023; agreed to pay up to $10,000 of new UM patent expenses for this IP during the period of the option and up to $25,000 of past UM patent expenses for this IP; and entered into a sponsored research agreement with UM on September 16, 2022 to study the combination of OBC’s PDAT and PV-305, a formulation of the Company’s pharmaceutical-grade RBS, for the treatment of infectious keratitis.

On March 21, 2024, the Company entered into an Exclusive License Agreement with the UM for the license and development of the University’s IP related to photodynamic antimicrobial therapy in ophthalmology. The License Agreement grants the Company exclusive, worldwide rights to research, develop, make, use, or sell Licensed Products and/or Licensed Processes based upon patent-related rights.

As consideration for the rights granted in the License Agreement, the Company paid an upfront fee of $10,000, royalties equal to 10% of net sales of Licensed Products and/or Licensed Processes, and annual payments of $1,000 on the first through fourth anniversaries of the License Agreement and $10,000 on every anniversary thereafter. In the event of a sublicense to a third party, the Company is obligated to pay royalties to the University equal to a percentage of sublicense income ranging from 10% to 30% depending on the phase of clinical trials.

The License Agreement provides that, within one year, the Company will create a corporation (“NewCo”) for the purpose of developing and commercializing Licensed Products and Licensed Processes, assign the License Agreement to NewCo, and enter into an equity agreement with respect to NewCo’s securities. Pursuant to the equity agreement, NewCo will be required to issue to the University 5% of the total number of issued and outstanding shares of NewCo. The University will have certain anti-dilution rights related to additional issuances of NewCo securities before NewCo receives a total of $2,000,000 in cash.

The License Agreement sets forth certain diligence milestones that include forming NewCo, creating a Licensed Product suitable for submission to the Food and Drug Administration (“FDA”), generating Licensed Product data suitable for required submission to the FDA, submitting a drug-device combination application to the FDA, and receiving clearance, approval or other authorization from the FDA for the Licensed Product portion of the drug device combination. The License Agreement also provides for development milestone payments of $5,000 upon the first commercial sale of an approved Licensed Product and $50,000 upon net sales of Licensed Product of at least $500,000.

The term of the License Agreement is the later of (i) the expiration or abandonment of all issued patents and patent applications related to patent rights under the License Agreement and/or no royalties are due, (ii) any regulatory exclusivity has expired, and (iii) 20 years from the first commercial sale of Licensed Product and/or Licensed Process. The License Agreement provides that the Company may terminate the License Agreement upon 90 days’ written notice to the University, and each party has the right to terminate the License Agreement if the other party commits a material breach of the terms of the License Agreement and such breach remains uncured for thirty days after receipt of written notice

12. Commitments, Contingencies and Litigation

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

Convertible Notes Payable

Subsequent to September 30, 2024, the Company entered into 2024 Notes with a related party investor (Executive Officer) in the aggregate principal amount of $50,000.

Subsequent to September 30, 2024, the Company entered into 2024 Notes with non-related party investors in the aggregate principal amount of $400,000.

Series D-1 Preferred Stock

Subsequent to September 30, 2024, principal and interest in the aggregate amount of $54,033, owed in connection with 2022 Notes was converted into 18,880 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

NewCo

Subsequent to September 30, 2024 and in connection with the License Agreement with UM, the Company entered into an agreement with non-related party investors for a seed round investment in NewCo, subject to negotiation, preparation, and execution of definitive agreements, after NewCo is created.

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

Clinical Development and Drug Discovery

The Company’s small molecule platform, which comprises different drug candidates and non-clinical formulations made from pharmaceutical-grade RBS using different concentrations and delivered by different routes of administration specific to each disease and/or disease indication, includes:

Clinical Development Programs

●	Oncology: Intratumoral (“ITU”) formulation PV-10 (“ITU PV-10”) has undergone and is undergoing multiple, monotherapy and combination therapy, early- to late-stage clinical trials, expanded access programs (“EAPs”) for groups of and individual patients, and/or quality of life (“QOL”) study at multiple clinical sites in Australia, Europe, and the U.S. for the treatments of Stage III and IV melanoma and different types of liver cancers. ITU PV-10 has undergone clinical monotherapy and combination therapy mechanism of action and mechanism of immune response study for melanoma, metastatic uveal melanoma, and metastatic neuroendocrine tumors at Moffitt Cancer Center (“Moffitt”) in Tampa, Florida, The Queen Elizabeth Hospital in Adelaide, Australia, and MD Anderson Cancer Center in Houston, Texas. The Company’s current lead indication is FOLRINOX-refractory pancreatic ductal adenocarcinoma metastatic to the liver, where patients may receive the combination therapy of ITU PV-10 and systemically administered gemcitabine and nab-paclitaxel.

●	Dermatology: Topical (“TOP”) formulation PH-10 (“TOP PH-10”) has undergone multiple mid-stage, monotherapy clinical trials for the treatments of psoriasis and atopic dermatitis at different clinical sites in the U.S. TOP PH-10 has undergone clinical monotherapy mechanism of action and mechanism of immune response study for psoriasis at The Rockefeller University in New York, New York (“TRU”). Different formulations have undergone non-clinical combination therapy study for psoriasis and are undergoing non-clinical monotherapy study for skin inflammation and skin aging at TRU.

●	Ophthalmology: The Company believes that clinical proof-of-concept (“POC”) of TOP administration of non-pharmaceutical grade rose bengal in combination with a medical device for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS. TOP PV-305 has undergone non-clinical monotherapy study for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

Non-clinical Proof-of-Concept In Vivo Programs

●	Oncology: ITU PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of pancreatic cancer and human papillomavirus-positive and negative head and neck squamous cell carcinoma at Moffitt. ITU PV-10 has undergone non-clinical monotherapy study for the treatment of penile squamous cell carcinoma at an academic medical center. ITU PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Canada (“UCal”). The Company believes that the UCal researchers have achieved in vivo monotherapy POC of ITU administration.

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

●	Hematology: PO formulations have undergone non-clinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo monotherapy POC of PO administration.

●	Wound Healing: Different formulations are undergoing non-clinical monotherapy study for the healing of full-thickness cutaneous wounds. The Company believes that in vivo monotherapy POC of TOP administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

●	Animal Health: Different formulations are undergoing non-clinical monotherapy study for the treatment of canine soft tissue sarcomas at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC of ITU administration in canines.

Non-clinical Early Drug Discovery (In Vitro) Programs

●	Immune vaccine adjuvant: Different formulations have undergone and are undergoing non-clinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

●	Infectious Diseases: PO and intranasal (“IN”) formulations have undergone and are undergoing non-clinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization. Different formulations have undergone non-clinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug-resistant strains) and have undergone non-clinical monotherapy study for the treatment of oral bacterial infections at UTHSC. Different formulations have undergone non-clinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations have undergone non-clinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

●	Proprietary: Different formulations are undergoing non-clinical study for proprietary diseases at an academic medical center.

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

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration for other disease areas by endeavoring to show non-clinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug candidate into an early-stage clinic trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

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

The Company is doing rigorous chemical analytical comparisons of non-pharmaceutical grades of rose bengal from specialty chemical suppliers against the Company’s pharmaceutical-grade RBS. Our goal is to demonstrate the proprietary nature of the Company’s pharmaceutical-grade RBS and that our pharmaceutical-grade RBS meets the necessary uniformity and purity requirements for commercial pharmaceutical use.

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

The Company’s processes of synthesizing the RBS molecule into pharmaceutical-grade RBS and manufacturing RBS API and ITU PV-10 drug candidate, the processes’ CMC specifications, and the CMC data from the production of stability lots of API and drug candidate have been reviewed by multiple national drug regulatory agencies prior to granting clinical trial authorizations for the Company to commence a historical Phase 3 study of ITU PV-10 for the treatment of the Company’s former lead indication of locally advanced cutaneous melanoma, including the U.S. FDA, Germany’s Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM), Australia’s Therapeutic Goods Administration (TGA) under a clinical trial notification, France’s Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), Italy’s Agenzia Italiana del Farmaco (AIFA), Mexico’s Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS), and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica (ANMAT).

RBS Non-proprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the World Health Organization (“WHO”) Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for a non-proprietary name in the third quarter of 2020 and reached the status of recommended International Non-proprietary Names (“INN”). INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in the fourth quarter of 2022.

Non-Pharmaceutical Grades of Rose Bengal

Commercial Grade

Commercial grade rose bengal can be purchased from specialty chemical suppliers in the U.S. and in other parts of the world that manufacture it under non-cGMP conditions. Commercial grade rose bengal appears to have reported purities that may vary between 80% and 95% and may contain substantial amounts of unreported impurities and/or gross contaminants. Commercial grade rose bengal is typically used by researchers unaffiliated with the Company for non-clinical study of the rose bengal molecule for potential biomedical therapeutic applications.

We believe that commercial grade rose bengal is still manufactured using the original historical process, or a variant thereof, developed by the molecule’s original Swiss creator Rudolph Gnehm in 1881. Some chemical manufacturers may, however, apply purification techniques that the Company believes still result in commercial grade rose bengal possessing questionable purity and contaminants and substantial lot-to-lot manufacturing variability.

Diagnostic Grade

Diagnostic grade rose bengal describes non-approved rose bengal that is used as an ingredient in historical or current ophthalmic solutions, strips, and devices, has been historically or is presently compounded by pharmacists for ophthalmic use, and has been or is in other non-ophthalmic diagnostic tests such as the rose bengal test for human brucellosis.

We presume, but have not yet confirmed, that diagnostic grade rose bengal is derived from commercial grade rose bengal that may have undergone a form of purification under cGMP regulations and/or may have been compounded by a pharmacist, academic medical researcher, or commercial entity under cGMP regulations. Here too, the Company believes that purification may not sufficiently improve the amounts and accuracy of diagnostic grade rose bengal purity and lot contents and may not adequately reduce or eliminate lot-to-lot manufacturing variability.

Chemical Analytical Comparison

In the first quarter of 2022, the Company began work with a U.S. contract development and manufacturing organization to assess rigorously and methodically three lots of commercial grade rose bengal, one each from three different specialty chemical suppliers, and compare these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed by the end of the third quarter of 2022. The Company believes that the preliminary results of these analyses indicate that all three lots of commercial grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

Potential Barriers to Entry

The Company believes that the Company’s proprietary, patented, pharmaceutical-grade RBS possesses several competitive advantages over non-pharmaceutical-grade rose bengal (i.e., commercial and diagnostic grades) that researchers, clinicians, and academic, business, and/or governmental competitors have used, are using, and/or may attempt to use for potential biomedical applications. The Company believes that non-pharmaceutical-grade rose bengal may suffer from the uncontrolled presence of substance-related impurities and/or gross contaminants, substantial lot-to-lot manufacturing variability, inaccurately reported and/or misrepresented purity and contents, and the lack of reproducible, consistent, and fulsome CMC specifications and documentation. The Company believes that historical and potentially hazardous impurities and other manufacturing and handling issues facing non-pharmaceutical grade rose bengal may pose significant scientific, technological, and economic challenges to overcome and validate for compliance with modern drug regulatory standards.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology and corporate communication functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

Overview

Grant revenue was $109,745 for the three months ended September 30, 2024, an increase of $40,012 or 57.4% compared to the three months ended September 30, 2023. Total operating expenses were $1,065,473 for the three months ended September 30, 2024, an increase of $281,592 or 35.9% compared to the three months ended September 30, 2023. The increase was driven primarily by (i) increased payroll and taxes for the addition of two officers, (ii) higher clinical trial costs related to study closure, (iii) higher legal expenses related to patent costs, partially offset by (iv) lower directors’ fees and professional fees due to the resignation of Mr. Horowitz, our former COO, and (v) lower other general and administrative costs primarily attributable to a refund received in July 2024 from the State of Tennessee following the repeal of the franchise/excise property tax measure. Net loss for the three months ended September 30, 2024 was $1,014,351, an increase of $238,512 or 30.7% compared to the three months ended September 30, 2023.

	For the Three Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$109,745	$69,733	$40,012	57.4%

Operating Expenses:
Research and development	413,987	350,792	63,195	18.0%
General and administrative	651,486	433,089	218,397	50.4%
Total Operating Expenses	1,065,473	783,881	281,592	35.9%

Total Operating Loss	(955,728)	(714,148)	(241,580)	-33.8%

Other Income/(Expense):
Research and development tax credit	56	(167)	223	133.5%
Interest expense, net	(58,679)	(61,524)	2,845	4.6%

Total Other Expense, Net	(58,623)	(61,691)	3,068	5.0%

Net Loss	$(1,014,351)	$(775,839)	$(238,512)	-30.7%

Grant Revenue

For the three months ended September 30, 2024 and September 30, 2023, there was $109,745 and $69,733, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $413,987 for the three months ended September 30, 2024, an increase of $63,195 or 18.0% compared to $350,792 for the three months ended September 30, 2023. The increase was primarily due to higher clinical trial costs associated with study closure.

The following table summarizes research and development expenses for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	$278,885	$198,002	$80,883	40.8%
Depreciation/amortization	1,764	1,764	-	0.0%
Insurance	57,416	57,409	7	0.0%
Payroll and taxes	67,360	85,244	(17,884)	-21.0%
Rent and utilities	8,562	8,373	189	2.3%
Total research and development	$413,987	$350,792	$63,195	18.0%

General and Administrative Expenses

General and administrative expenses were $651,486 for the three months ended September 30, 2024, an increase of $218,397 or 50.4% compared to $433,089 for the three months ended September 30, 2023. The increase was primarily due to (i) increased payroll and taxes for the addition of two new officers, and (ii) increased legal fees related to patents, partially offset by (iii) lower directors’ fees and professional fees due to the resignation of Mr. Horowitz, our former COO.

The following table summarizes general and administrative expenses for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$466	$466	$-	0.0%
Directors’ fees	77,500	96,250	(18,750)	-19.5%
Insurance	41,580	45,302	(3,722)	-8.2%
Legal and litigation	199,791	71,222	128,569	180.5%
Other general and administrative cost	8,063	15,724	(7,661)	-48.7%
Payroll and taxes	201,623	60,829	140,794	231.5%
Professional fees	117,657	138,620	(20,963)	-15.1%
Rent and utilities	4,806	4,676	130	2.8%
Total general and administrative	$651,486	$433,089	$218,397	50.4%

Other Expense, Net

Interest expense decreased by $2,845 or 4.6% from $61,524 for the three months ended September 30, 2023 to $58,679 for the three months ended September 30, 2024. The decrease was mainly due to the interest expense costs incurred in connection with the lower average notes payable balances.

Research and development tax credit in Australia increased by $223 or 133.5% from ($167) for the three months ended September 30, 2023 to $56 for the three months ended September 30, 2024. The increase was mainly due to currency fluctuations in Australia.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

Overview

Grant revenue was $602,808 for the nine months ended September 30, 2024, an increase of $166,208 or 38.1% compared to the nine months ended September 30, 2023. Total operating expenses were $2,800,655 for the nine months ended September 30, 2024, an increase of $67,491 or 2.5% compared to the nine months ended September 30, 2023. The increase was driven primarily by (i) higher clinical trial costs related to study closure, (ii) increased payroll and taxes due to the addition of two new officers, (iii) higher legal costs related to patents and general corporate matters, partially offset by (iv) reduced directors’ fees and professional fees due to the resignation of Mr. Horowitz, our former COO. Net loss for the nine months ended September 30, 2024 was $2,365,241, a decrease of $73,114 or 3.0% compared to the nine months ended September 30, 2023.

	For the Nine Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$602,808	$436,600	$166,208	38.1%

Operating Expenses:
Research and development	1,442,449	1,333,399	109,050	8.2%
General and administrative	1,358,206	1,399,765	(41,559)	-3.0%
Total Operating Expenses	2,800,655	2,733,164	67,491	2.5%

Total Operating Loss	(2,197,847)	(2,296,564)	98,717	4.3%

Other Income/(Expense):
Research and development tax credit	9,357	15,798	(6,441)	-40.8%
Interest expense, net	(176,751)	(157,589)	(19,162)	-12.2%

Total Other Expense, Net	(167,394)	(141,791)	(25,603)	-18.1%

Net Loss	$(2,365,241)	$(2,438,355)	$73,114	3.0%

Grant Revenue

For the nine months ended September 30, 2024 and September 30, 2023, there was $602,808 and $436,600, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $1,442,449 for the nine months ended September 30, 2024, an increase of $109,050 or 8.2% compared to $1,333,399 for the nine months ended September 30, 2023. The increase was primarily due to higher clinical trial costs associated with study closure.

The following table summarizes research and development expenses for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	1,037,706	913,881	$123,825	13.5%
Depreciation/amortization	5,294	5,294	-	0.0%
Insurance	172,503	172,065	438	0.3%
Payroll and taxes	201,155	216,333	(15,178)	-7.0%
Rent and utilities	25,791	25,826	(35)	-0.1%
Total research and development	$1,442,449	$1,333,399	$109,050	8.2%

General and Administrative Expenses

General and administrative expenses were $1,358,206 for the nine months ended September 30, 2024, a decrease of $41,559 or 3.0% compared to $1,399,765 for the nine months ended September 30, 2023. The decrease was primarily due to (i) lower directors’ fees and professional fees due to the resignation of Mr. Horowitz, our former COO, partially offset by (ii) higher legal fees related to patents and corporate matters pertaining to the 2024 proxy statement and officer’s resignation, (iii) higher payroll and taxes due to addition of two new officers, and (iv) higher other general and administrative costs due to a refund received in 2023 for employee retention.

The following table summarizes general and administrative expenses for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$1,397	$1,397	$-	0.0%
Directors’ fees	(198,750)	288,750	(487,500)	-168.8%
Insurance	128,843	134,390	(5,547)	-4.1%
Legal and litigation	513,271	278,819	234,452	84.1%
Other general and administrative cost	49,410	28,634	20,776	72.6%
Payroll and taxes	437,244	189,262	247,982	131.0%
Professional fees	411,779	464,122	(52,343)	-11.3%
Rent and utilities	14,503	14,391	112	0.8%
Foreign currency translation	509	-	509	100.0%
Total general and administrative	$1,358,206	$1,399,765	$(41,559)	-3.0%

Other Expense, Net

Interest expense increased by $19,162 or 12.2% from $157,589 for the nine months ended September 30, 2023 to $176,751 for the nine months ended September 30, 2024. The increase was mainly due to the interest expense costs incurred in connection with the higher average note payables balances.

Research and development tax credit in Australia decreased by $6,441 or 40.8% from $15,798 for the nine months ended September 30, 2023 to $9,357 for the nine months ended September 30, 2024. The decrease was mainly due to no active clinical trials currently in Australia.

Liquidity and Capital Resources

The Company’s cash and restricted cash were $614,189 at September 30, 2024 which includes $426,732 of restricted cash resulting from a grant received from the State of Tennessee, compared to $1,026,799 at December 31, 2023, which included $950,223 of restricted cash. The Company’s working capital deficit was $5,464,760 and $7,652,098 as of September 30, 2024 and December 31, 2023, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $255,055,650 as of September 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of September 30, 2024, cash required for our current liabilities included approximately $2,977,080 for accounts payable and other accrued expenses (including operating lease liabilities) and a $110,544 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,653,000 plus accrued interest will mature one year from the date of the notes. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2022 Financing

During the three and nine months ended September 30, 2024, the Company received aggregate proceeds of $215,000 and $1,853,000, respectively pursuant to certain unsecured convertible notes (the “2022 Notes”). Through September 30, 2024, the Company had drawn down $5,080,500 under the 2022 Notes.

For further details on the terms of the 2022 Notes, refer to our Form 10-K as filed with the SEC on March 28, 2024.

2024 Financing

During the three and nine months ended September 30, 2024, the Company received aggregate proceeds of $450,000 pursuant to certain unsecured convertible notes (the “2024 Notes”). Through September 30, 2024, the Company had drawn down $450,000 under the 2024 Notes.

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

Preferred Convertible Stock

During the three and nine months ended September 30, 2024, the Company issued 339,833 and 839,998 shares, respectively, of restricted Series D-1 Convertible Preferred Stock upon the conversion of $900,000 and $2,225,000 of principal and $72,600 and $179,056 accrued interest, respectively, outstanding on the Company’s convertible notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

10.1	2024 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32***	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 12, 2024	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

