Form 10-K
period 2024-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2025-03-28
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024 was $51,633,218 (computed on the basis of $0.126 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2025 was 420,279,879.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2025 annual meeting of stockholders.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates PV-10® and PH-10, PV-305, and/or any rose bengal sodium-based or other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities; and

●	The disruptions from a public health crisis, such as severe acute respiratory syndrome coronavirus 2, or an economic predicament, such as tariffs, or another macro upheaval to our business that could adversely affect our operations and financial condition.

PART I

ITEM 1.	BUSINESS.

General

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases. Our drug product candidates are based on bioactive, synthetic, small molecule rose bengal sodium (“RBS”), which is a member of a class of molecules called halogenated xanthenes (“HXs”).

The Company’s proprietary, patented, pharmaceutical-grade RBS is the active pharmaceutical ingredient (“API”) in all our clinical development and non-clinical research programs. The Company is the first entity to advance RBS into clinical trials for the treatment of disease. The Company is also the first entity, and currently the only one, to date to make pharmaceutical-grade RBS API consistently at a purity of nearly 100%.

RBS can be delivered by different routes of administration. RBS may concurrently display stimulatory and inhibitory effects and may target disease in a bifunctional multi-modal manner. Direct contact by RBS with disease may lead to cell death or repair by one or more targeting mechanisms, depending on the disease being treated and the concentration of RBS being utilized in the formulation. Multivariate innate and adaptive immune activation, signaling, and response may follow.

The Company’s RBS drug platform and pipeline comprise drug product candidates and non-clinical formulations that use different amounts of RBS and are delivered by different routes of administration specific to each disease area, including:

●	Clinical: Development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical),

●	In vivo: Proof-of-concept programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral),

●	In vitro: Early discovery programs in infectious diseases and tissue regeneration and repair, and

●	In silico: Computer modeling of amyotrophic lateral sclerosis and other disease targets.

Intellectual Property

U.S. Patents

We hold patents covering RBS and HX medical science. All patents awarded by the U.S. Patent and Trademark Office (“USPTO”) that are material to an understanding of the Company are listed in the table below. In 2024, we received five patent awards from the USPTO:

U.S. Patent No.	Title	Issue Date	Expiration Date

8,530,675	Process for the synthesis of rose bengal and related xanthenes	September 10, 2013	April 21, 2031

9,107,887	Combination therapy for cancer	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	March 9, 2032

9,839,688	Combination of rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	December 12, 2017	March 9, 2032

10,130,658	Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound	November 20, 2018	December 18, 2035

10,471,144	Combination of local rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	November 12, 2019	November 12 2034

11,058,664	In vitro and xenograft anti-tumor activity of a halogenated xanthene against refractory pediatric solid tumors	July 13, 2021	May 15, 2039

11,071,781	Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer	July 27, 2021	March 9, 2032

11,419,844	Composition and Methods for Treating Hematologic Cancers	August 23, 2022	December 3, 2040

11,426,379	Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions	August 30, 2022	November 29, 2038

11,938,182	Halogenated xanthenes as vaccine adjuvants	March 26, 2024	March 35, 2041

11,975,106	Uses of halogenated xanthenes in oncology and virology	May 7, 2024	July 6, 2041

11,974,980	In vitro and xenograft anti-tumor activity of a halogenated xanthene against refractory pediatric solid tumors	May 7, 2024	October 13, 2038

12,064,507	Composition and method for oral treatment of leukemia	August 20, 2024	August 4, 2041

12,133,840	Halogenated xanthene composition and method for treating hematologic cancers	November 5, 2024	August 3, 2040

In 2024, four patent applications were also published on the USPTO’s website:

●	Anti-bacterial effect of halogenated fluorescein against colistin-resistant gram-negative bacteria (USPTO application number 18/615,444),

●	Halogenated Xanthenes as Vaccine Adjuvants (18/581,095),
●	In Vitro and Xenograft Anti-Tumor Activity of a Halogenated-Xanthene Against Refractory Pediatric Solid Tumors (18/642,051), and
●	Composition and Method for Treating Hematologic Cancers (17/890,659).

International Patents

In 2024, the Company received patent awards and allowances for eight of our patent families:

●	“Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer” in Canada,
●	“Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions” in Europe,
●	“In vitro and xenograft anti-tumor activity of a halogenated xanthene against refractory pediatric solid tumors” in Canada (allowance),
●	“Composition and Methods for Treating Hematologic Cancers” in Japan and Australia (allowance),
●	“Novel Uses of halogenated xanthenes in oncology and virology” in China and Japan,
●	“Treatment of Solid Cancerous Tumors by Oral Administration of a Halogenated Xanthene” in Japan,
●	“Halogenated Xanthene Composition and Method for Treating Hematologic Cancers” in Japan, and
●	“Halogenated xanthenes as vaccine adjuvants” in Japan.

Clinical Development and Drug Discovery

Clinical Development Programs

●

Oncology: Intratumoral PV-10 has undergone and is undergoing multiple, monotherapy and combination therapy, early-to-late-stage clinical trials, expanded access programs (“EAPs”) for groups of and individual patients, and/or quality of life (“QOL”) study at multiple clinical sites in Australia, Europe, and the U.S. for the treatments of Stage III and IV melanoma, different types of liver cancers, and breast cancer.

PV-10 has undergone clinical monotherapy and combination therapy study of mechanisms of action and immune response for melanoma, metastatic uveal melanoma, and metastatic neuroendocrine tumors at Moffitt Cancer Center (“Moffitt”) in Tampa, Florida, The Queen Elizabeth Hospital in Adelaide, Australia, and MD Anderson Cancer Center in Houston, Texas.

The lead indication for intratumoral PV-10 is FOLRINOX-refractory pancreatic ductal adenocarcinoma (“PDAC”) metastatic to the liver (“mPDAC”), where patients would receive the combination therapy of PV-10 and systemically administered gemcitabine and nab-paclitaxel at a single-site early-stage clinical trial at Moffitt.

The Company may pursue a secondary indication of pre-operative penile squamous cell carcinoma (“penile SCC”), where patients would receive monotherapy PV-10 at a single-site early-stage clinical trial at Moffitt.

●

Dermatology: Topical PH-10, a formulation of PV-10, has undergone multiple mid-stage, monotherapy clinical trials for the treatments of psoriasis and atopic dermatitis at different clinical sites in the U.S.

PH-10 has undergone clinical monotherapy mechanism of action and mechanism of immune response study for psoriasis at The Rockefeller University in New York, New York (“TRU”).

Different PV-10 formulations have undergone non-clinical combination therapy study for psoriasis and are undergoing non-clinical monotherapy study for skin inflammation and skin aging at TRU.

4

●

Ophthalmology: The Company believes that clinical proof-of-concept (“POC”) of topical administration of non-pharmaceutical grade rose bengal in combination with a light source medical device for the treatment of infectious keratitis has been shown by clinicians and researchers at the University of Miami’s (“UM’s”) Bascom Palmer Eye Institute (“BPEI”) in Miami, Florida, who are now collaborating with the Company to evaluate the potential use of our pharmaceutical-grade RBS.

Topical formulation PV-305, a formulation of PV-10, has undergone non-clinical combination therapy study (i.e., drug and device) for diseases and disorders of the eye, such as infectious keratitis, at BPEI.

The Company launched a clinical-stage start-up biotechnology company named VisiRose, Inc. (“VisiRose”), a collaboration between the Company and UM to commercialize BPEI’s ocular research using PV-305.

Proof-of-Concept Programs

●	Oncology: Intratumoral PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Alberta, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy in vivo POC of intratumoral administration for pediatric solid tumor cancers.

●	Oral (“PO”) formulations of PV-10 have undergone non-clinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved monotherapy in vivo POC of PO administration, that the Company has achieved monotherapy in vivo POC of PO administration in both prophylactic and therapeutic settings, and that the Company has achieved monotherapy in vivo POC of PO administration for adult solid tumors.

●	Hematology: PO formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo POC of PO administration for blood cancers.

●

Wound Healing: The Company believes that monotherapy in vivo POC of topical administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch (“UTMB”) in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

Topical formulations of PV-10 are undergoing non-clinical monotherapy study for the healing of full-thickness cutaneous wounds at UTMB.

●	Animal Health: PV-10 formulations have undergone non-clinical monotherapy study for the treatment of cutaneous canine cancers at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC of intratumoral administration for canine cancers.

Early Drug Discovery Programs

●	Immune vaccine adjuvant: Different formulations of PV-10 have undergone non-clinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

●	Infectious Diseases: PO and intranasal (“IN”) formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization. Different formulations of PV-10 have undergone non-clinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug-resistant strains) and have undergone non-clinical monotherapy study for the treatment of oral bacterial infections at UTHSC. Different formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations of PV-10 have undergone non-clinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

●	Proprietary: Different formulations of PV-10 are undergoing non-clinical study for proprietary diseases at an academic medical center.

Computer Modeling Programs

●	Computer-based molecular docking of RBS has been done and is being done for amyotrophic lateral sclerosis and other disease targets.

Business Strategy

The Company is planning to initiate new intratumoral PV-10 monotherapy and combination therapy clinical trials in mPDAC and pre-operative penile SCC indications to generate new clinical data and appropriately utilize historical clinical data from intratumoral PV-10 trials, EAPs, and/or QOL study of injectable solid tumor cancers. Our goals are to pursue drug approval pathways and/or co-development relationships with commercial pharmaceutical companies for intratumoral PV-10 based on these and other indications.

The Company is developing a systemically administered formulation of PV-10 for the treatment of cancer. Our goals, when this work is complete, are to file and have accepted an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), take an initial systemic drug product candidate into an early-stage clinic trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

The Company is developing different formulations of PV-10 and different routes of administration for other disease areas by endeavoring to show non-clinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file and have accepted an IND with the FDA, take an initial drug candidate into an early-stage clinic trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

The Company is endeavoring to fully elucidate the traits and characteristics of the RBS molecule using different academic medical centers under sponsored research and testing agreements. Our goal is to gain and communicate additional knowledge of the RBS molecule’s targeting, mechanism, signaling, immune response, and other features that are common to and/or different from each disease area under research.

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

RBS API and Drug Candidate Manufacturing

Our pharmaceutical-grade RBS resulted from:

●	The Company’s innovation of a proprietary, patented, commercial-scale process to synthesize the RBS molecule into a viable active pharmaceutical ingredient (“API”) for commercial pharmaceutical use,

●	The development of unique chemistry, manufacturing, and control (“CMC”) specifications for API and drug candidate manufacturing processes,

●	The production and multi-year stability testing of multiple API and drug candidate lots; the comprehensive documentation of lot composition and reproducibility, and

●	The review and acceptance of CMC data from these lots by seven different national drug regulatory agencies for use in a prior, multi-country, multi-center Phase 3 randomized control trial of the Company.

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

The Company’s processes of synthesizing the RBS molecule into pharmaceutical-grade RBS and manufacturing RBS API and PV-10 drug candidate, the processes’ CMC specifications, and the CMC data from the production of stability lots of API and drug candidate have been reviewed by multiple national drug regulatory agencies prior to granting clinical trial authorizations for the Company to commence a historical Phase 3 study of intratumoral PV-10 for the treatment of the Company’s former lead indication of locally advanced cutaneous melanoma (LACM), including the U.S. FDA, Germany’s Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM), Australia’s Therapeutic Goods Administration (TGA) under a clinical trial notification, France’s Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), Italy’s Agenzia Italiana del Farmaco (AIFA), Mexico’s Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS), and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica (ANMAT).

RBS Non-proprietary Name

The RBS name for the Company’s pharmaceutical-grade API was selected by and passed the review of the World Health Organization (“WHO”) Expert Advisory Panel on the International Pharmacopoeia and Pharmaceutical Preparations after the Company applied for a non-proprietary name in 2020 and reached the status of recommended International Non-proprietary Names (“INN”). INN Recommended List 88, which includes the RBS name, was published with the No. 3 issue of the WHO Drug Information, Volume 36 in 2022.

Non-Pharmaceutical Grades of Rose Bengal

Commercial Grade

Commercial grade rose bengal can be purchased from specialty chemical suppliers in the U.S. and other parts of the world that manufacture it under non-cGMP conditions. Commercial grade rose bengal appears to have reported purities that may vary between 80% and 95%, which we believe may not be wholly accurate, and may contain substantial amounts of unreported related impurities and/or gross contaminants. Commercial grade rose bengal is typically used by researchers unaffiliated with the Company for non-clinical study of the rose bengal molecule for potential biomedical therapeutic applications. The Company provides PV-10 to researchers affiliated with the Company for their non-clinical study of RBS for potential biomedical therapeutic applications.

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

Chemical Analytical Comparison

In 2022, the Company began work with a U.S. contract development and manufacturing organization to assess rigorously and methodically three lots of commercial grade rose bengal, one each from three different specialty chemical suppliers, and compare these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed in 2022. The Company believes that the preliminary results of these analyses indicate that all three lots of commercial grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

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

2024 Activity

In February, the Company engaged IR Labs, Inc. (“irlabs”) to develop a comprehensive investor relations and corporate communications program for the Company. irlabs was acquired in July 2024 by shareholder engagement and advisory company Alliance Advisors LLC and is now known as Alliance Advisors Investor Relations.

The Company also held an investor conference call in February.

In March, the USPTO allowed patent application 17/212,723, titled “Novel Uses of Halogenated Xanthenes in Oncology and Virology.” The application covers the use of Provectus’ s pharmaceutical grade rose bengal sodium (“RBS”) drug substance for the treatment of infectious diseases, such as coronaviruses.

The USPTO also allowed patent application 17/344,418, titled “In Vitro and Xenograft Anti-Tumor Activity of a Halogenated-Xanthene Against Refractory Pediatric Solid Tumors” in March. This prospective award covers the use of RBS in combination with one or more immune checkpoint inhibitors and is a continuation of U.S. patent 11,058,664 (2021), Provectus’ s first for pediatric oncology.

The Company’s previously allowed patent application 17/488,430 in December 2023, titled “Halogenated Xanthenes as Vaccine Adjuvants” and covering RBS’s use as an adjuvant in vaccines to potentially make them work better, was also awarded in March as U.S. patent 11,938,182.

The Company entered into an agreement with the University of Miami (the “University”) in March for the exclusive worldwide license of the University’s intellectual property related to rose bengal photodynamic antimicrobial therapy (“RB-PDAT”) for treating bacterial, fungal, and parasitic (acanthamoeba) infections of the eye. The agreement contemplated the Company forming a majority-owned start-up company in which the University would be a minority equity shareholder, aimed at developing and commercializing the University’s RB-PDAT medical device in combination with a formulation of RBS. Provectus would contribute the license to the new entity and have an exclusive RBS supply arrangement with it. In December, the Company launched VisiRose, Inc. (“VisiRose”), the Company’s first Founded Entity and a new clinical-stage biotechnology company focused on commercializing RB-PDAT for the treatment of infectious keratitis and other serious eye infections using a formulation of PV-10, with Provectus having 95% ownership and the University having 5%.

In April, data from non-clinical research by Moffitt on intratumoral PV-10 for the treatments of human papillomavirus -positive and -negative head and neck squamous cell carcinoma were presented at the annual meeting of the American Association for Cancer Research held in San Diego, California from April 5-10.

The Company’s Board of Directors appointed Ed Pershing as Chief Executive Officer and Dominic Rodrigues as President in April.

Data from non-clinical research by the University of Calgary on oral administration of PV-10 for the treatments of solid tumor cancers were published in April in the open access journal of oncology Cancers, “Identification and In Vivo Validation of Unique Anti-Oncogenic Mechanisms Involving Protein Kinase Signaling and Autophagy Mediated by the Investigational Agent PV-10.”

In May, the USPTO allowed patent application 17/232,393, titled “Halogenated Xanthene Composition and Method for Treating Hematologic Cancers”. The application covers the use of Provectus’s pharmaceutical grade rose bengal sodium (“RBS”) active pharmaceutical ingredient for the single agent or combination therapy treatment of pediatric and adult leukemias.

Clinical and non-clinical data on RB-PDAT were presented at the annual meeting of the Association for Research in Vision and Ophthalmology in Seattle, Washington from May 5-9.

Non-clinical data on PV-10 for the topical treatment of full-thickness cutaneous wounds were presented by the University of Texas Medical Branch at Galveston at the annual meeting of the Society for Investigative Dermatology in Dallas, Texas from May 15-18.

In June, the Company held its annual stockholder meeting where stockholders approved the proposals of the Board of Directors (“Board”) to seek the authority to undertake a reverse stock split and an authorized share reduction. Meeting activities and the company update were made accessible by Zoom Webinar.

In October, the Company held an investor conference call accessible by Zoom Webinar.

In August, the USPTO awarded patent 12,064,507, titled “Composition and method for oral treatment of leukemia.”

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

Supply Chain

During 2024, we began manufacturing new clinical supplies of PV-10 and PV-305.

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

The testing and approval process requires substantial time, effort, and financial resources, and we may not obtain FDA approval on a timely basis, if at all. Success in non-clinical or early-stage clinical trials does not assure success in later-stage clinical trials. The FDA or research institutions conducting the trials may suspend clinical trials or may not permit trials to advance from one phase to another at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Once issued, the FDA may withdraw a prescription drug approval if we do not comply with pertinent regulatory requirements and standards or if problems are identified after the product reaches the market. If the FDA grants approval of a prescription drug candidate, the approval may impose limitations, including limits on the indicated uses for which we may market a drug product. In addition, the FDA may require additional testing and surveillance programs to monitor the safety and/or effectiveness of approved drug products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Further, later discovery of previously unknown problems with a drug product may result in restrictions on the product, including withdrawal from the market.

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

Human Capital Resources

We have six full-time employees who currently serve as CEO, CFO, CTO, president, senior scientist, and controller. We also engage an independent contractor, who currently serves as an information technology manager.

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

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2024, we have incurred net losses of approximately $257 million in the aggregate since inception in January 2002. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates, develop our prescription drug formulation candidates, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates and prescription drug formulation candidates in 2025 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2025 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of our prescription drug candidates and prescription drug formulation candidates on the basis of historical, ongoing, and prospective clinical and non-clinical study results. However, we need to raise additional capital through public or private offerings, debt financing, or other means in order to successfully implement our business plan and develop and market our products.

Such financing may not be available on acceptable terms, or at all. As discussed in more detail below, additional equity financing could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through licensing or other arrangements, these arrangements may require us to relinquish rights to some of our products, product candidates, and technologies that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

There is substantial doubt as to our ability to continue as a going concern.

The Company’s cash balance was $489,726 at December 31, 2024, which includes $182,284 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $5,998,712 and $7,652,098 as of December 31, 2024 and 2023, respectively. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop our prescription drug candidates and prescription drug formulation candidates, and to raise additional capital.

Management believes that we may have access to capital resources through possible public or private equity offerings, including the 2025 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital, we will not be able to pay our obligations as they become due.

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

Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may delay commercialization of, and our ability to derive revenues from our prescription drug candidates, impose costly procedures on us, and diminish any competitive advantages that we may otherwise enjoy.

Our research and product development efforts may not be successfully completed and may not result in any successfully commercialized drug products. Further, after commercial introduction of a new drug product, discovery of problems through adverse event reporting could result in restrictions on the product, including withdrawal from the market and, in certain cases, civil or criminal penalties.

Even if we comply with all FDA requests, we cannot be sure that we will ever obtain regulatory clearance for any of our drug product candidates. Failure to obtain FDA approval of any of our prescription drug candidates will severely undermine our business by reducing our number of saleable drug products and, therefore, corresponding revenues.

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

Many companies are also developing novel therapies to treat cancer and dermatological conditions and, in this regard, are our competitors. Many of the pharmaceutical companies developing and marketing these competing products have greater financial resources and expertise than we do in research and development, manufacturing, non-clinical and clinical testing, obtaining regulatory approvals, and marketing.

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

Our business is presently managed by key Board members and employees: (i) Ed Pershing, who is CEO and chairman of the Board, (ii) Dominic Rodrigues, who is President and vice chairman of the Board, (iii) Eric Wachter, Ph.D., our CTO, and (iv) Heather Raines, CPA, our CFO.

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

In connection with the 2025, 2024, 2022, 2021, 2020 and 2017 Financings, we have issued convertible notes that converted or are convertible into shares of Series D and Series D-1 Preferred Stock. The Series D and Series D-1 Preferred Stock will have a first priority right to receive proceeds from the liquidation, winding-up or dissolution of us or certain mergers, corporate reorganizations, or sales of our assets (each, a “Company Event”). If a Company Event occurs within two (2) years of the date of issuance of the Series D and Series D-1 Preferred Stock (the “Date of Issuance”), the holders of Series D and Series D-1 Preferred Stock will receive a preference of four times (4x) their respective investment amount. If a Company Event occurs after the second (2nd) anniversary of the Date of Issuance, the holders of the Series D and Series D-1 Preferred Stock will receive a preference of six times (6x) their respective investment amount. As a result, upon the occurrence of a Company Event, the holders of Series D and Series D-1 Preferred Stock would have the right to receive proceeds from any such transaction before our common stockholders. The payment of this preference could result in our common stockholders not receiving any consideration in connection with a Company Event.

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

To date, the risks from cybersecurity threats, including because of any previous immaterial cybersecurity incidents, have not materially affected nor are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While our insurance covers certain cyber-security-related matters, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2.	PROPERTIES.

On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term on the lease.

Item 3.	Legal Proceedings.

The information required by this item is incorporated by reference from Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17 – Commitments, Contingencies, and Litigation.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTCQB Marketplace under the symbol “PVCT”.

As of March 25, 2025, we had 809 active stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plans will be set forth under the heading “Equity Compensation Plan Information” in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, business development, legal, information technology and corporate communication functions. Other costs include facility costs not otherwise included in research and development expenses, insurance, and professional fees for legal, patent and accounting services.

Comparison of the Years Ended December 31, 2024 and 2023

Overview

Refer to tables below for year-over-year comparison of revenues and expenses.

	For the Years Ended
	December 31,
	2024	2023	Increase/(Decrease)	% Change

Grant Revenue	$617,140	$557,710	$59,430	10.7%

Operating Expenses:
Research and development	1,999,127	1,749,240	249,887	14.3%
General and administrative	3,150,397	1,709,720	1,440,677	84.3%
Total Operating Expenses	5,149,524	3,458,960	1,690,564	48.9%

Total Operating Loss	(4,532,384)	(2,901,250)	(1,631,134)	56.2%

Other Income/(Expense):
Research and development tax credit	9,320	15,696	(6,376)	-40.6%
Interest expense	(239,073)	(216,214)	(22,859)	10.6%

Total Other Income (Expense), Net	(229,753)	(200,518)	(29,235)	14.6%

Net Loss	(4,762,137)	(3,101,768)	(1,660,369)	53.5%

Net loss attributable to noncontrolling interest	29,585	-	29,585	0.0%
Net loss attributable to common stockholders	$(4,732,552)	$(3,101,768)	$(1,630,784)	-52.6%

Grant Revenue

For the years ended December 31, 2024 and 2023, there was $617,140 and $557,710 respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the consolidated statements of operations.

Research and Development

Research and development expenses were $1,999,127 for the year ended December 31, 2024, an increase of $249,887 or 14.3% compared to $1,749,240 for the year ended December 31, 2023. The increase was due to (i) higher clinical trial costs associated with closing out open trials, (ii) slightly higher rent expense, partially offset by iii) lower depreciation expense, iv) lower insurance cost, and v) lower payroll taxes and vacation expense.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,463,422	$1,193,529	$269,893	22.6%
Depreciation/amortization	5,294	7,059	(1,765)	-25.0%
Insurance	225,754	229,774	(4,020)	-1.7%
Payroll and taxes	270,360	284,616	(14,256)	-5.0%
Rent and utilities	34,297	34,262	35	0.1%
Total research and development	$1,999,127	$1,749,240	$249,887	14.3%

General and Administrative

General and administrative expenses were $3,150,397 for the year ended December 31, 2024, an increase of $1,440,677 or 84.3% compared to $1,709,720 for the year ended December 31, 2023. The increase was due to (i) stock-based compensation for vested options granted to company executives, employee and independent board members, (ii) higher legal costs relating to patent application and general business fees, (iii) increased payroll expense due to hiring two executives, (iv) increased professional fees related to investor relations, (v) higher other general and administrative costs due to a refund received in 2023 for employee retention, and (vi) unfavorable foreign currency translation cost, partially offset by (vii) reversal of director fees for Mr. Horowitz as he waived these fees upon his resignation on March 25, 2024, and (viii) lower insurance costs.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,862	$1,862	$-	0.0%
Directors fees	(121,250)	385,000	(506,250)	-131.5%
Insurance	168,644	179,846	(11,202)	-6.2%
Legal and litigation	576,908	387,189	189,719	49.0%
Other general and administrative cost	66,373	40,793	25,580	62.7%
Payroll and taxes	644,479	250,685	393,794	157.1%
Professional fees	512,500	469,438	43,062	9.2%
Rent and utilities	19,314	19,134	180	0.9%
Stock based compensation	1,280,776	-	1,280,776	0.0%
Foreign currency translation	791	(24,227)	25,018	100.0%
Total general and administrative	$3,150,397	$1,709,720	$1,440,677	84.3%

Other Income/(Expense)

Research and development tax credits in Australia were $9,320 for the year ended December 31, 2024, a decrease of $6,376 or 40.6%, compared to $15,696 for the year ended December 31, 2023. The decrease was mainly due to no active clinical trials currently in Australia.

Interest expense increased by $22,859 from $216,214 for the year ended December 31, 2023 to $239,073 for the year ended December 31, 2024. The increase was due to the issuance of new 2022 and 2024 Notes, partially offset by the impact of the conversion of the 2021 and 2022 Notes into shares of Series D-1 Preferred Stock.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023	Increase/(Decrease)	% Change
Other Income/Expense):
Research and development tax credit	$9,320	$15,696	$(6,376)	-40.6%
Interest expense, net	(239,073)	(216,214)	(22,859)	-10.6%
Total Other Income/(Expense), Net	$(229,753)	$(200,518)	$(29,235)	-14.6%

Liquidity and Going Concern

Our cash, and restricted cash were $489,726 at December 31, 2024, which includes the $182,284 of restricted cash associated with the grant received from the State of Tennessee. The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $257,422,961 as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirements and on-going operations, including the 2025 Financing discussed above; however, there can be no assurance we will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

As of December 31, 2024, cash requirements for our current liabilities include approximately $3,307,226 for accounts payable and accrued expenses (including lease liabilities) and a $206,463 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,953,000 plus $172,687 of accrued interest will mature one year from the date of the notes. The 2024 Notes are only subject to repayment in the event of a change of control or event of default. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2025 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2025 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2025 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2025 Financing, exercise of outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2024 and 2023, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2024 and 2023 in the amounts of $3,284,091 and $2,571,978, respectively. The net cash used in operating activities for the year ended December 31, 2024 was primarily due to cash used to fund a net loss of $4,762,137, adjusted for non-cash items in the aggregate amount of $1,335,335, plus $156,942 of cash generated from changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to cash used to fund a net loss of $3,101,768, adjusted for non-cash expenses in the aggregate amount of $56,868, plus $472,922 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2024 and 2023 was $2,733,158 and $2,191,555, respectively. During the year ended December 31, 2024, we received $2,853,000 proceeds from the issuance of convertible notes payable, $300,000 from the issuance of common stock of our majority-owned subsidiary, VisiRose, and offset by $100,000 repayment of a 2021 convertible note payable and $305,135 for repayment of the short-term note payable. During the year ended December 31, 2023, we received $2,475,000 proceeds from the issuance of convertible notes payable and paid $283,445 for the repayment of the short-term note payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, CA

March 27, 2025

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets

Current Assets:
Cash	$307,442	$76,576
Restricted cash	182,284	950,223
Short-term receivables	-	476
Prepaid expenses and other current assets	487,046	337,522

Total Current Assets	976,772	1,364,797

Equipment and furnishings, less accumulated depreciation of $118,151 and $110,994, respectively	4,863	12,020
Operating lease right-of-use asset	24,624	72,026

Total Assets	$1,006,259	$1,448,843

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,106,551	$1,675,891
Unearned grant revenue	336,108	953,248
Other accrued expenses	2,175,376	3,240,436
Accrued interest	27,774	22,600
Accrued interest - related parties	144,913	123,828
Notes payable	206,463	277,815
Convertible notes payable	853,000	800,000
Convertible notes payable - related parties	2,100,000	1,875,000
Operating lease liability, current portion	25,299	48,077

Total Current Liabilities	6,975,484	9,016,895

Operating lease liability, non-current portion	-	25,299

Total Liabilities	6,975,484	9,042,194

Commitments, contingencies, and litigations (Note 17)

Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 and 12,374,000 shares designated at December 31, 2024 and 2023, respectively; 956,985 and 12,373,247 shares issued and outstanding at December 31, 2024 and 2023, respectively; aggregate liquidation preference of $1,095,556 and $14,164,889 at December 31, 2024 and 2023, respectively	957	12,373
Series D-1 Convertible Preferred Stock; 23,042,900 and 11,241,000 shares designated at December 31, 2024 and 2023, respectively; 13,106,223 and 10,361,097 shares issued and outstanding at December 31, 2024 and 2023, respectively; aggregate liquidation preference of $150,040,045 and $118,613,136 at December 31, 2024 and 2023, respectively	13,106	10,361
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 and 419,522,119 shares issued and outstanding at December 31, 2024 and 2023	420,280	419,522
Additional paid-in capital	251,090,027	244,714,967
Accumulated other comprehensive loss	(60,741)	(60,165)
Accumulated deficit	(257,422,961)	(252,690,409)

Total stockholders’ deficit attributable to Provectus Biopharmaceuticals, Inc. stockholders	(5,959,332)	(7,593,351)
Non-controlling interest	(9,893)	-

Total Stockholders’ Deficit	(5,969,225)	(7,593,351)

Total Liabilities and Stockholders’ Deficit	$1,006,259	$1,448,843

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Grant Revenue	$617,140	$557,710

Operating Expenses:
Research and development	1,999,127	1,749,240
General and administrative	3,150,397	1,709,720
Total Operating Expenses	5,149,524	3,458,960

Total Operating Loss	(4,532,384)	(2,901,250)

Other Income/(Expense):
Research and development tax credit	9,320	15,696
Interest expense	(239,073)	(216,214)

Total Other Income (Expense), Net	(229,753)	(200,518)

Net Loss	(4,762,137)	(3,101,768)

Less: Net loss attributable to noncontrolling interest	29,585	-
Net loss attributable to Provectus Biopharmaceuticals, Inc. stockholders	$(4,732,552)	$(3,101,768)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	419,810,059	419,508,146

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2024	2023

Net Loss	$(4,762,137)	$(3,101,768)
Other Comprehensive (Loss):
Foreign currency translation adjustments	(576)	(24,486)
Comprehensive loss	(4,762,713)	(3,126,254)
Comprehensive loss attributed to non-controlling interest	(29,585)	-
Comprehensive loss attributed to controlling interests	$(4,733,128)	$(3,126,254)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance at January 1, 2023	12,373,247	$12,373	9,746,626	$9,747	419,497,119	$419,497	$242,954,193	$(35,679)	$(249,588,641)	$-	$(6,228,510)

Stock-based compensation:
Common stock	-	-	-	-	25,000	25	2,825	-	-	-	2,850
Conversion of 2021 Notes to Series D-1 Preferred Stock	-	-	330,354	329	-	-	945,135	-	-	-	945,464
Conversion of 2022 Notes to Series D-1 Preferred Stock	-		284,117	285	-	-	812,814	-	-	-	813,099
Comprehensive loss:
Net loss	-		-	-	-	-	-	-	(3,101,768)	-	(3,101,768)
Other comprehensive loss	-	-	-	-	-	-	-	(24,486)	-	-	(24,486)

Balance at December 31, 2023	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$-	$(7,593,351)

Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-	-
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	280,308	-	-	19,692	300,000
Stock-based compensation:
Options	-	-	-	-	-	-	1,280,776	-	-	-	1,280,776
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	744,878	745	-	-	2,131,094	-		-	2,131,839
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	934,398	934	-	-	2,673,290	-	-	-	2,674,224
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	(75,776)	(75)	757,760	758	(683)	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(4,732,552)	(29,585)	(4,762,137)
Other comprehensive loss	-	-	-	-	-	-	-	(576)	-	-	(576)

Balance at December 31, 2024	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(4,762,137)	$(3,101,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,280,776	2,850
Non-cash operating lease expense	47,402	45,097
Depreciation	7,157	8,921
Changes in operating assets and liabilities
Short term receivables	476	(82)
Prepaid expenses and other current assets	84,247	451,425
Accounts payable	(569,157)	(418,370)
Unearned grant revenue	(617,140)	(557,710)
Other accrued expenses	1,066,881	836,426
Operating lease liability	(48,077)	(44,422)
Accrued interest	225,481	205,655

Net Cash Used In Operating Activities	(3,284,091)	(2,571,978)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	853,000	800,000
Proceeds from issuance of convertible notes payable - related party	2,000,000	1,675,000
Proceeds from issuance of common stock of majority-owned subsidiary	300,000	-
Repayment of short-term note payable	(305,135)	(283,445)
Repayment of 2021 convertible note payable - related party	(100,000)	-

Net Cash Provided By Financing Activities	2,747,865	2,191,555

Effect of exchange rates on cash and restricted cash	(847)	(24,485)

Net Decrease In Cash and Restricted Cash	(537,073)	(404,908)

Cash and Restricted Cash, Beginning of Period	1,026,799	1,431,707

Cash and Restricted Cash, End of Period	$489,726	$1,026,799

Cash and restricted cash consisted of the following:
Cash	$307,442	$76,576
Restricted cash	182,284	950,223
	$489,726	$1,026,799

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2021 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$945,467
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$2,674,224	$813,098
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$2,131,839	$-
Conversion of Series D-1 Preferred Stock to common stock	$683	-
Forfeited shares of Series D Preferred Stock	$(11,416)	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	1,141	$-
Issuance of common stock of majority-owned subsidiary	95,000	-
Purchase of insurance policies financed by short-term note payable	$(233,783)	$(306,050)

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

The Company’s aggregate cash and restricted cash balance was $489,726 at December 31, 2024 which includes $182,284 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficiency was $5,998,712 and $7,652,098 as of December 31, 2024 and 2023, respectively, Net loss for the years ended December 31, 2024 and 2023 were $4,762,137 and $3,101,768, respectively, and cash used in operations was $3,284,091 and $2,571,978 for the years ended December 31, 2024 and 2023, respectively. Since the Company’s inception, there has been a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include approximately $3.3 million for accounts payable and accrued expenses, approximately $0.2 million for notes payable and approximately $26,000 for future payments under operating leases. The Company continues to incur significant operating losses. Further, Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company plans to access capital resources through possible public or private equity offerings, including additional convertible debt issuance pursuant to the 2025 Financing (see Note 5 and Note 10), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

These factors raise substantial doubt about the Company’s our ability to continue as a going concern. Management’s plans to mitigate the factors which raise substantial doubt include (1) raising funds from the proceeds of private placement transactions, the exercise of outstanding stock options, or public offerings of debt or equity securities, and (2) monetizing the Company’s lead drug candidates. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that such financing will be available when needed or on acceptable terms, or that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the consolidated results of Provectus, its wholly owned subsidiaries, and its newly created majority-owned subsidiary, VisiRose (see Note 16). The interests of non-controlling shareholders in VisiRose are presented as net income attributable to noncontrolling interest in the Consolidated Statements of Operations and as noncontrolling interest in the Consolidated Balance Sheets. Intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of December 31, 2024 is $182,284. See Note 15, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2024 and 2023, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $239,726 and $776,799, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment of its long-lived assets during the years ended December 31, 2024 and 2023.

Short-term Receivables

Management estimates expected credit losses immediately based on existing economic conditions in addition to current and future economic conditions and events. Receivables are considered past due if full payment is not received by the contractual date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. As of December 31, 2024 and 2023, there was no allowance for uncollectible amounts.

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying statements of operations.

Leases

The Company leases properties under operating leases. The Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset” upon the commencement of a lease. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2024 or 2023.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as equity.

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

	December 31,
	2024	2023
Warrants	-	412,500
Options	20,881,145	3,225,000
Convertible preferred stock	132,019,215	115,984,217
2021 unsecured convertible notes and accrued interest	529,156	831,742
2022 unsecured convertible notes and accrued interest	6,058,054	9,858,239
2024 unsecured convertible notes and accrued interest	4,334,130	-

Total potentially dilutive shares	163,821,700	130,311,698

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2024 and 2023. The carrying amounts of the Company’s financial assets and liabilities, such as cash, restricted cash, receivables, other current assets, accounts payable, unearned grant income, and accrued expenses approximate fair value due to the short-term nature of these instruments.

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

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities of $7,295 and $1,020 at December 31, 2024 and $13,916 and $8,810 at December 31, 2023, respectively are translated into the United States Dollar at the balance sheet date, and net expense accounts of ($1,745) and $9,763 for the years ended December 31, 2024 and 2023, respectively are translated at a weighted average exchange rate for the years then ended. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of stockholders’ deficit. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period, depending on the changing value of the U.S. dollar versus these currencies.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and then is recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company computes the fair value of equity-classified options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock which is determined by reviewing its historical public market closing prices.

Segment

The Company has one operating and reporting segment (clinical stage biotechnology), namely, the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated expense information, other than the expense information included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU will be applied retrospectively and are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The amendments in ASU2023-07 require, among other things, disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim periods are required for periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance on December 31, 2024, which did not have an impact on its financial position, results of operations, or cash flows, although it did result in expanded reportable segment disclosures,

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Accrued payroll and taxes	$1,501,449	$719,460
Accrued vacation	131,099	92,985
Accrued directors’ fees	77,500	2,330,589
Accrued other expenses	465,328	97,402
Total other accrued expenses	$2,175,376	$3,240,436

5. Convertible Notes Payable

The following summarizes convertible note activity during the years ended December 31, 2024 and 2023:

	2021 Financing		2022 Financing		2024 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2023	$550,000	$525,000	$75,000	$677,500	$-	$-	$625,000	$1,202,500
Notes issued	-	-	800,000	1,675,000	-	-	800,000	1,675,000
Principal converted	(550,000)	(325,000)	(75,000)	(677,500)	-	-	(625,000)	(1,002,500)
Balance as of December 31, 2023	-	200,000	800,000	1,675,000	-	-	800,000	1,875,000
Notes issued	-	-	353,000	1,285,000	500,000	715,000	853,000	2,000,000
Principal repaid	-	(100,000)	-	-	-	-	-	(100,000)
Principal converted	-	-	(800,000)	(1,675,000)	-	-	(800,000)	(1,675,000)
Balance as of December 31, 2024	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$853,000	$2,100,000

As of December 31, 2024 and December 31, 2023, accrued interest on the convertible notes was $172,687 and $146,428, respectively.

Related party investors in the Company’s convertible notes consist of an officer and an officer/director of the Company.

2021 Financing

The 2021 Financing is in the form of unsecured convertible notes (individually, a “2021 Note” and collectively, the “2021 Notes”). Pursuant to the 2021 Term Sheet, the 2021 Notes will either be paid back, convert into shares of the Company’s Series D-1 Preferred Stock, or convert into Company equity securities and/or debt instruments of certain future financings on or before twelve months after the issue date of a 2021 Note, subject to certain exceptions.

In addition to customary provisions, the 2021 Notes contain the following provisions:

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

(iv)	The outstanding principal amount and interest payable under the 2021 Notes are convertible at the holders’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

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

On September 20, 2022, the Board approved the closure of the 2021 Financing.

During the year ended December 31, 2024, the Company repaid $100,000 of principal owed on the 2021 Note. As of December 31, 2024, principal and interest in the amount of $100,000 and $51,444, respectively, remains outstanding on the 2021 Note.

During the year ended December 31, 2023, principal and interest in the aggregate amount of $945,464, owed in connection with the 2021 Notes were converted into 330,354 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 10, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $13,400 and $46,189, respectively, related to the 2021 Notes.

2022 Financing

Pursuant to the 2022 Term Sheet, the 2022 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2022 Note, subject to certain exceptions.

The 2022 Financing is in the form of unsecured convertible promissory notes (individually, a “2022 Note” and collectively, the “2022 Notes”). In addition to customary provisions, the 2022 Notes will contain the following provisions:

(i)	The 2022 Notes bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2022 Notes will be accelerated and all amounts due under the 2022 Notes may be immediately due and payable at the 2022 Note Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2022 Notes is convertible at the holders’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

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

On July 11, 2024, the Board approved the closure of the 2022 Financing.

During the year ended December 31, 2024, principal and interest in the aggregate amount of $2,674,224, owed in connection with the 2022 Notes were converted into 934,398 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. During the year ended December 31, 2023, principal and interest in the aggregate amount of $813,099, owed in connection with the 2022 Notes were converted into 284,117 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 10, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

As of December 31, 2024, principal and interest in the amount of $1,638,000 and $95,815, respectively, remains outstanding on the 2022 Note. For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $186,654 and $159,466, respectively, related to the 2022 Notes.

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

The 2024 Financing is in the form of unsecured convertible promissory notes (individually, a “2024 Note” and collectively, the “2024 Notes”). In addition to customary provisions, the 2024 Notes contain the following provisions:

(i)	The 2024 Notes bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2024 Notes will be accelerated and all amounts due under the 2024 Notes may be immediately due and payable at the option of the holder;

(iii)	The outstanding principal amount and interest payable under the 2024 Notes is convertible at the holder’s option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2024 Notes will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2024 Note.

The embedded conversion options associated with the 2024 Notes do not require bifurcation and treatment as a derivative liability.

As of December 31, 2024, principal and interest in the amount of $1,215,000 and $25,428, respectively, remains outstanding on the 2024 Note. For the year ended December 31, 2024, the Company recorded interest expense of $25,428, related to the 2024 Notes.

On January 15, 2025, the Board approved the closure of the 2024 Financing.

6. Notes Payable

The Company obtained short-term financing from First Insurance Funding in 2024 for our commercial insurance policies. As of December 31, 2024, the balance of the note payable was $206,463. The Company obtained short-term financing from AFCO in 2023 for our commercial insurance policies. As of December 31, 2023, the balance of the note payable was $277,815. For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $13,591 and $5,650, respectively, related to the notes payable.

7. Related Party Transactions

During the years ended December 31, 2024 and 2023, the Company incurred consulting fees of $63,600 and $254,400, for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Director fees for Mr. Horowitz for the years ended December 31, 2024 and 2023 were $0 and $75,000, respectively. Accrued director fees for Mr. Horowitz as of December 31, 2024 and 2023 were $0 and $431,250, respectively. Mr. Horowitz waived the amount of $450,000 due to him in director fees upon his resignation.

On March 25, 2024, the Board retained Dominic Rodrigues as the Company’s interim chief operations consultant pursuant to an Independent Contractor Agreement entered into with Mr. Rodrigues. In this role, Mr. Rodrigues will serve as the Company’s principal executive officer and will be paid $20,000 per calendar month for his services as principal executive officer. During the year ended December 31, 2024, the Company incurred fees of $13,800 for interim consulting services rendered by Mr. Rodrigues. In April 2024, Mr. Rodrigues was hired as an employee to serve in the role of president and principal executive officer.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the year ended December 31, 2024 and 2023, were $328,750 and $385,000, respectively. In the first quarter of 2024, the Company recognized a net gain of $121,250, primarily attributable to the $450,000 in fees waived by Mr. Horowitz. Accrued directors’ fees as of December 31, 2024 and December 31, 2023 were $77,500 and $2,330,589, respectively.

8. Short-term Receivables

Short-term receivables at December 31, 2024 and 2023, include the Australian VAT tax credit and $2,100,000 that is owed from Peter Culpepper, the former Interim Chief Executive Officer of the Company. The Company has established a reserve of approximately $2,100,000 as of December 31, 2024 and 2023, which represents the amount Culpepper owes to the Company in connection with a derivative lawsuit settlement (excluding the amount of attorneys’ fees incurred in enforcing the terms of the derivative lawsuit settlement).

9. Prepaid Expenses and Other Current Assets

The following table summarizes the pre-paid expenses and other current assets at December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023
Deferred tax asset	$1,596	$1,596
Deposits	-	5,000
Prepaid insurance	209,320	286,059
Prepaid rent	8,106	8,106
Prepaid subscriptions	27,418	30,512
Prepaid other	4,223	6,249
Other current assets	236,383	-
Total Prepaid Expenses and Other Current Assets	$487,046	$337,522

Other current assets at December 31, 2024 include a refund due from the University of Tennessee College of Veterinary Medicine upon termination of contract.

10. Stockholders’ Deficit

Authorized Capital

As of December 31, 2024, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 957,100 shares to Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 23,042,900 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 1,000,000 shares undesignated.

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

Preferred Stock Issuances

During the year ended December 31, 2024, the Company issued 744,878 shares of Series D-1 Preferred Stock in satisfaction of accrued directors’ fees in the amount of $2,131,839.

During the year ended December 31, 2024, the Company issued 1,141,262 shares of Series D-1 Preferred Stock in exchange of 11,416,262 shares of Series D Preferred Stock.

During the year ended December 31, 2024, principal and interest in the aggregate amount of $2,674,224, converted into 934,398 shares of Series D-1 Preferred Stock.

During the year ended December 31, 2023, principal and interest in the aggregate amount of $1,758,563, converted into 614,471 shares of Series D-1 Preferred Stock.

Common Stock Issuances

During the year ended December 31, 2024, the Company issued 757,760 shares of common stock upon the conversion of 75,776 shares of Series D-1 Preferred Stock.

During the year ended December 31, 2023, the Company issued an aggregate of 25,000 shares of immediately vested restricted common stock with a grant date fair value of $2,850 for services.

11. Stock Incentive Plan and Warrants

The 2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (the “2017 Equity Compensation Plan”) provides for the issuance of up to 20,000,000 shares of common stock pursuant to stock options for the benefit of eligible employees and directors of the Company. Options granted under the 2017 Equity Compensation Plan are either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or options which are not incentive stock options. Vested stock options are exercisable over a period determined by the Board of Directors (through its Compensation Committee), but generally no longer than 10 years after the date they are granted. The 2017 Equity Compensation Plan, as amended, expired on April 25, 2023.

2024 Equity Compensation Plan

At the shareholder meeting held on June 20, 2024, the proposal for the new 2024 Equity Compensation Plan was approved. The approval gives the Company the authority to grant Options and award Restricted Stock under the 2024 Equity Compensation Plan for up to 100,000,000 shares of our common stock. As of December 31, 2024, there were 49,681,898 shares available for issuance under the 2024 Equity Compensation Plan.

The following table summarizes option activity during the years ended December 31, 2024 and 2023:

Stock Options

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Life in Years	Value

Outstanding and exercisable at January 1, 2023	3,425,000	$0.29		$-
Forfeited	(200,000)	0.67
Outstanding and exercisable at December 31, 2023	3,225,000	$0.27		$-
Granted	50,318,102	0.29
Forfeited	(150,000)	0.88
Options outstanding at December 31, 2024	53,393,102	0.29	9.30	-
Options exercisable at December 31, 2024	20,881,145	$0.28	8.50	$-

On December 2, 2024, the Company granted five and ten-year options for the purchase of 50,318,102 shares of the Company’s common stock exercisable at $0.2862 per share, as follows:

●	Ten-year options for the purchase of 1,550,164 shares of the Company’s common stock, with an aggregate grant date value of $112,070 were granted to certain directors of the Company. The options were fully vested upon grant.
●	Ten-year options for the purchase of 47,953,253 shares of the Company’s common stock, with an aggregate grant date value of $3,466,802 were granted to certain Company executives. One-third of the options were fully vested upon grant; the remaining two-thirds vested on each of the next two anniversaries of the date of grant.
●	Five-year options for the purchase of 814,685 shares of the Company’s common stock, with an aggregate grant date value of $39,317 were granted to an employee of the Company. One-third of the options were fully vested upon grant; the remaining two-thirds vested on each of the next two anniversaries of the date of grant.

The grant date value of the stock options was calculated using the Black Sholes valuation model with the following assumptions:

Risk free interest rate	4.08 - 4.19%
Expected term (years)	3.0 – 5.5
Expected volatility	94% - 100%
Expected dividends	0.00%

Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of employee option grants. The Company utilizes an expected volatility figure based on the historical volatility of its common stock over a period of time equivalent to the expected term of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $1,280,786. As of December 31, 2024, there was $2,337,412 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.9 years.

As of December 31, 2024, the intrinsic value of outstanding and exercisable options was $0.

The following table summarizes information about stock options outstanding at December 31, 2024:

Options Outstanding		Options Exercisable

	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.12	2,425,000	0.90	2,425,000
$0.29	50,418,102	9.80	17,906,145
$0.75	550,000	0.90	550,000
	53,393,102	8.50	20,881,145

Warrants

There were no warrants granted during the years ended December 31, 2024 and 2023.

The following table summarizes warrant activity during the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding and exercisable at January 1, 2023	475,000	$0.97
Forfeited	(62,500)	0.29
Outstanding and exercisable at December 31, 2023	412,500	$0.97
Forfeited	(412,500)	0.97
Outstanding and exercisable at December 31, 2024	-	$-	-

Holders of the outstanding warrants are not entitled to vote and the exercise prices of such warrants are subject to customary anti-dilution provisions.

12. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31
	2024	2023
Components of Pre-Tax Income (Loss):
Domestic	$(4,763,882)	$(3,092,006)
Foreign	1,745	(9,762)
Net Pre-Tax Loss	$(4,762,137)	$(3,101,768)

The income tax provision (benefit) consists of the following:

	Year ended December 31
	2024	2023
Federal:
Current	$-	$-
Deferred	151,885	566,183

State and local:
Current	-	-
Deferred	166,260	138,445

Foreign
Current	-	-
Deferred	12,995	-
	331,140	704,628
Change in valuation allowance	(331,140)	(704,628)
Income tax provision (benefit)	$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Years ended December 31
	2024	2023

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.1)%	(5.1)%
Permanent differences	(2.2)%	(2.9)%
Change in valuation allowance	7.0%	22.5%
Prior year true-up	0.1%	(3.8)%
Expiration of federal & state net operating loss carryforwards	23.4%	10.2%
Expiration of warrants and options	0.0%	1.1%
Issuance of options	0.0%	0.0%
Miscellaneous	(2.1)%	(1.0)%
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$41,456,195	$41,888,685
Research and development credit carryovers	3,456,321	3,350,278
Stock-based compensation	428,117	118,855
Intangible assets	539,373	425,259
Capitalized R&D expenditures	884,683	817,239
Contribution carryovers	-	-
Accrued liabilities	311,400	833,876
Gross deferred tax assets	47,076,089	47,434,192

Deferred Tax Liabilities:
Intangible assets	(1,271)	(2,622)
Prepaid expenses	(62,181)	(87,794)
Other	-	-
Gross deferred tax liabilities	(63,452)	(90,416)

Valuation allowance	(47,012,636)	(47,343,776)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$331,140	$704,628

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company is in the early stages of development and realization of the deferred tax assets is not considered more likely than not. As a result, the Company has recorded a full valuation allowance for the net deferred tax asset. A portion of the valuation allowance relates to Research and Development credit carryovers. There has been no formal Research and Development studies performed related to the amounts calculated for these credits. While management believes the amounts taken as credits are accurate, it is possible a future adjustment would be necessary to reduce the value of the of these credit carryovers.

Since inception of the Company on January 17, 2002, the Company has generated federal, state, and Australian tax net operating losses of approximately $163 million, $140 million, and $105 thousand, respectively. Under the Tax Cuts and Jobs Act, federal net operating losses incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation could reduce the Company’s ability to utilize net operating loss carryforwards. Federal net operating losses (“NOLs”) totaling $140.5 million expire in various amounts between 2025 and 2037. Federal NOLS totaling $22.5 million do not expire.

Year	Year of
Generated	Expiration	Amount
2005	2025	$5,530,815
2006	2026	7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,167,397
2021	N/A	3,167,687
2022	N/A	1,336,826
2023	N/A	1,114,861
2024	N/A	2,362,264
Total NOLS		$163,004,096

State NOLS totaling $140.2 million expire in various years between 2025 and 2040.

Year	Year of
Generated	Expiration	Amount
2009	2025	$9,680,770
2010	2026	10,440,651
2011	2027	11,362,120
2012	2028	11,311,394
2013	2029	10,381,763
2014	2030	9,278,510
2015	2031	18,547,287
2016	2032	20,166,661
2017	2033	12,131,850
2018	2034	6,455,113
2019	2035	4,211,210
2020	2036	4,234,755
2021	2037	3,232,081
2022	2038	3,758,942
2023	2039	2,122,720
2024	2040	2,880,056
Total NOLS		$140,195,883

Australia NOLS totaling $105,104 do not expire.

Year Generated	Year of Expiration	Amount
2017	N/A	$628
2018	N/A	51,041
2019	N/A	12,943
2020	N/A	13,754
2021	N/A	11,270
2022	N/A	11,920
2023	N/A	5,293
2024	N/A	(1745)
Total NOLS		$105,104

The Company has determined that there are no uncertain tax positions as of December 31, 2024 or 2023.

We file income tax returns in the U.S., Tennessee, and Australia. As of December 31, 2024, the U.S. federal and Tennessee tax years open to examination are 2021 through 2024. The Australia income tax return remains open to examination for 2022 through 2024.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2024, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional federal income taxes (net of available tax attributes) would be payable if such earnings were to be repatriated.

13. Leases

Leases

On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term on the lease.

Total expense for operating leases for the year ended December 31, 2024 was $51,446, of which $34,297 was included within research and development and $17,149 was included within general and administrative expenses on the consolidated statements of operations. Total expense for operating leases for the year ended December 31, 2023 was $51,393, of which, $34,262 was included within research and development and $17,131 was included within general and administrative expenses on the consolidated statements of operations.

As of December 31, 2024, the Company had no leases that were classified as a financing lease. As of December 31, 2024, the Company did not have additional operating and financing leases that have not yet commenced.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$48,077	$44,422

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	6 months	1.50 Years

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Future minimum payments under the non-cancellable lease as of December 31, 2024 were as follows:

Payments during the year ended December 31, 2025	$25,669
Less: amount representing imputed interest	(370)
Present value of lease liability	25,299
Less: current portion	(25,299)
Lease liability, non-current portion	$-

14. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2024 or 2023.

15. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Tennessee Grant income presented as grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations in the period that such costs are incurred. As of December 31, 2024 and 2023, the Company recorded $336,108 and $953,248, respectively, as unearned grant revenue liability on the accompanying audited consolidated balance sheets. The Company recorded $617,140 and $557,710 of grant revenue during the years ended December 31, 2024 and 2023, respectively.

16. License Transactions

On March 21, 2024, the Company entered into an exclusive worldwide license agreement (the License Agreement”) with the University of Miami (“UM”) for the license and development of the UM’s intellectual property related to photodynamic antimicrobial therapy in ophthalmology. The License Agreement grants the Company exclusive, worldwide rights to research, develop, make, use, or sell Licensed Products and/or Licensed Processes (as defined in the License Agreement) based upon patent-related rights.

As consideration for the rights granted in the License Agreement, the Company must pay an upfront fee of $10,000, royalties equal to 10% of net sales of Licensed Products and/or Licensed Processes, and annual payments of $1,000 on the first through fourth anniversaries of the License Agreement and $10,000 on every anniversary thereafter. In the event of a sublicense to a third party, the Company is obligated to pay royalties to the University equal to a percentage of sublicense income ranging from 10% to 30% depending on the phase of clinical trials.

Pursuant to the requirements of the License Agreement, the Company created a new subsidiary “VisiRose” for the purpose of developing and commercializing Licensed Products and Licensed Processes, assigned the License Agreement to VisiRose, and entered into an equity agreement with respect to VisiRose’s securities. Pursuant to the equity agreement, VisiRose will be required to issue to the University 5% of the total number of issued and outstanding shares of VisiRose. The University will have certain anti-dilution rights related to additional issuances of VisiRose securities before VisiRose receives a total of $2,000,000 in cash.

On December 5, 2024, the Board approved the formation of a subsidiary of the Company to be incorporated under the laws of the State of Delaware under the name VisiRose and to pursue the development and commercialization of the Company’s pharmaceutical-grade API RBS for the treatments of ophthalmology diseases and disorders. The certificate of incorporation of VisiRose was filed with the secretary of state of Delaware on December 5, 2024.

Provectus holds a majority ownership interest in its subsidiary, VisiRose, with a 93.4% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors hold approximately 1.6%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its consolidated financial statements. For the reporting period, the Company recorded a net loss of $29,585 attributable to the noncontrolling interest in VisiRose, reflecting the noncontrolling interests’ proportionate share of the subsidiary’s losses.

The License Agreement sets forth certain diligence milestones that include forming VisiRose, creating a Licensed Product suitable for submission to the Food and Drug Administration (“FDA”), generating Licensed Product data suitable for required submission to the FDA, submitting a drug-device combination application to the FDA, and receiving clearance, approval or other authorization from the FDA for the Licensed Product portion of the drug-device combination. The License Agreement also provides for development milestone payments of $5,000 upon the first commercial sale of approved Licensed Product and $50,000 upon net sales of Licensed Product of at least $500,000.

Pursuant to the License Agreement, the Board approved the transfer of certain assets to VisiRose, such as the License Agreement, and the Company’s exclusive master supply agreement for API and investigational drug product, subject to final review and contract finalization by the Board. The Company and VisiRose entered into an agreement on December 20, 2024 whereby the Company assigned the License Agreement to VisiRose, which the University approved.

The term of the License Agreement is the later of (i) the expiration or abandonment of all issued patents and patent applications related to patent rights under the License Agreement and/or no royalties are due, (ii) any regulatory exclusivity has expired, and (iii) 20 years from the first commercial sale of Licensed Product and/or Licensed Process. The License Agreement provides that the Company may terminate the License Agreement upon 90 days’ written notice to the University, and each party has the right to terminate the License Agreement if the other party commits a material breach of the terms of the License Agreement and such breach remains uncured for thirty days after receipt of written notice.

17. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

2025 Financing Note

On January 15, 2025, the Board approved a Financing Term Sheet (the “2025 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $5,000,000 (the “2025 Financing”), which amounts will be obtained in several tranches.

Pursuant to the 2025 Term Sheet, the 2025 Notes (defined below) will convert into shares of the Company’s Series D-1 Preferred Stock twelve months after the issue date of a 2025 Note.

The 2025 Financing will be in the form of unsecured convertible loans from the investors (the “2025 Note Investors”) and evidenced by convertible promissory notes (individually, a “2025 Note” and collectively, the “2025 Notes”). In addition to customary provisions, the 2025 Notes will contain the following provisions:

(i)	The 2025 Notes will bear interest at the rate of eight percent (8%) per annum on the outstanding principal amount of the Loan that has been funded to the Company;

(ii)	In the event there is a change of control of the Board, the term of the 2025 Notes will be accelerated and all amounts due under the 2025 Notes may be immediately due and payable at the 2025 Note Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2025 Notes may be convertible at the 2025 Note Investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2025 Notes will be automatically convertible into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2025 Note.

Convertible Notes Payable

Subsequent to December 31, 2024, the Company entered into 2025 Notes with a related party investor (a director of the Company) in the aggregate principal amount of $455,000.

Preferred Stock

Subsequent to December 31, 2024, principal and interest in the aggregate amount of $1,046,695 representing 2022 Notes were converted into 365,400 shares of Series D-1 Convertible Preferred Stock upon automatic conversion of the 2022 Notes.

VisiRose

Subsequent to December 31, 2024, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $700,000 in exchange for the issuance of 3,694 shares of VisiRose common stock. In accordance with the licensing agreement, VisiRose also issued an additional 188 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 24, 2021).

3.3	Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (as amended by the Certificate of Amendment, dated March 30, 2022) (incorporated by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 12, 2022).

3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series D-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

3.6	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Unsecured Convertible Promissory Note under the 2021 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 18, 2021).

4.4	Form of Unsecured Convertible Promissory Note under the 2022 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on September 26, 2022).

4.5	Form of Unsecured Convertible Promissory Note under the 2024 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

4.6	Form of Unsecured Convertible Promissory Note under the 2025 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

4.7†	Description of Securities.

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.7	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.8	2021 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2021).

10.9	2022 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2022).

10.10	2024 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

10.11	2025 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

10.12	Exclusive License Agreement (with Equity), dated March 21, 2024, by and between the Company and University of Miami (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 27, 2024).

10.13	Assignment and Assumption Agreement, dated December 20, 2024, by and between the Company and VisiRose and approved by the University of Miami (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 26, 2024).

10.14*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.15*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.16*	Provectus Biopharmaceuticals, Inc. 2024 Equity Compensation Program (incorporated by reference to Appendix C of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2024).

10.17*	Form of Common Stock Option Agreement for Officers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.18*	Form of Common Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.19*	Pershing Executive Employment Agreement, dated April 16, 2024, between the Company and Ed Pershing (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.20*	Rodrigues Executive Employment Agreement, dated April 16, 2024, between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.21*	Raines Amended Executive Employment Agreement, dated December 3, 2024, between the Company and Heather Raines (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.22*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.23	Conversion Agreement, dated June 21, 2024, by and between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

10.24	Independent Contractor and Director Fee Termination Agreement and Release, dated March 25, 2024, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 26, 2024).

10.25	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.26	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.27	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on April 24, 2018).

10.28	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

19†	Provectus Biopharmaceuticals, Inc. Securities Trading Policy

21†	Subsidiaries of the Company.

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2025

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 27, 2025
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Dominic Rodrigues	President and Director, Vice Chairman of the Board	March 27, 2025
Dominic Rodrigues	(principal executive officer)

/s/ Webster Bailey	Director	March 27, 2025
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 27, 2025
John W. Lacey, III, MD

/s/ Ed Pershing	CEO and Director and Chairman of the Board	March 27, 2025
Ed Pershing

