Form 10-Q
period 2025-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2025-05-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 12, 2025, was 420,279,879.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024), and:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates PV-10® and PH-10, PV-305, and/or any rose bengal sodium-based or other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, and outstanding stock options, and/or public offerings of debt and/or equity securities; and

●	The disruptions from a public health crisis, such as severe acute respiratory syndrome coronavirus 2, or an economic predicament, such as tariffs, or another macro upheaval to our business that could adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash	$390,435	$307,442
Restricted cash	79,019	182,284
Prepaid expenses and other current assets	180,015	487,046
Total Current Assets	649,469	976,772
Equipment and furnishings, less accumulated depreciation of $118,617 and $118,151, respectively	4,396	4,863
Operating lease right-of-use asset	12,392	24,624
Total Assets	$666,257	$1,006,259
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$743,968	$1,106,551
Unearned grant revenue	57,480	336,108
Accrued interest	30,533	27,774
Accrued interest - related parties	121,612	144,913
Other accrued expenses	2,204,338	2,175,376
Notes payable	124,578	206,463
Convertible notes payable	700,000	853,000
Convertible notes payable - related parties	1,740,000	2,100,000
Operating lease liability, current portion	12,729	25,299
Total Current Liabilities	5,735,238	6,975,484

Total Liabilities	5,735,238	6,975,484
Commitments, contingencies, and litigations (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at March 31, 2025 and December 31, 2024; 956,985 shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $1,643,333 and $1,095,556 at March 31, 2025 and December 31, 2024, respectively	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at March 31, 2025 and December 31, 2024; 13,471,623 and 13,106,223 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $216,224,418 and $150,040,045 at March 31, 2025 and December 31, 2024, respectively	13,471	13,106
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at March 31, 2025 and December 31, 2024	420,280	420,280
Additional paid-in capital	253,086,238	251,090,027
Accumulated other comprehensive loss	(60,689)	(60,741)
Accumulated deficit	(258,563,069)	(257,422,961)
Total stockholders’ deficit attributable to Provectus Biopharmaceuticals, Inc., stockholders	(5,102,812)	(5,959,332)
Non-controlling interest	33,831	(9,893)
Total Stockholders’ Deficit	(5,068,981)	(5,969,225)
Total Liabilities and Stockholders’ Deficit	$666,257	$1,006,259

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Grant Revenue	$278,628	$238,072
Operating Expenses:
Research and development	388,810	555,535
General and administrative	987,759	129,802
Total Operating Expenses	1,376,569	685,337
Total Operating Loss	(1,097,941)	(447,265)
Other Expense:
Interest expense	(63,661)	(56,777)
Net Loss	(1,161,602)	(504,042)
Net Loss attributable to noncontrolling interest	(21,494)	-
Net Loss attributable to Provectus Biopharmaceuticals, Inc. stockholders	$(1,140,108)	$(504,042)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	420,279,879	419,522,119

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net Loss	$(1,161,602)	$(504,042)
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	52	(415)
Comprehensive Loss, net	(1,161,550)	(504,457)
Comprehensive loss attributed to non-controlling interest	(21,494)	-
Comprehensive loss attributed to controlling interest	$(1,140,056)	$(504,457)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation
Stock Options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	$957	13,471,623	$13,471	420,279,879	$420,280	$253,086,238	$(60,689)	$(258,563,069)	$33,831	$(5,068,981)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	(415)
Balance at March 31, 2024	12,373,247	$12,373	10,587,571	$10,587	419,522,119	$419,522	$245,362,902	$(60,580)	$(253,194,451)	$(7,449,647)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(1,161,602)	$(504,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	315,100	-
Non-cash operating lease expense	12,232	11,628
Depreciation	467	2,231
Changes in operating assets and liabilities
Short term receivables	-	365
Prepaid expenses and other current assets	307,032	91,568
Accounts payable	(362,580)	(305,736)
Unearned grant revenue	(278,628)	(238,072)
Accrued interest	58,152	53,308
Other accrued expenses	28,953	(144,118)
Operating lease liability	(12,570)	(11,627)
Net Cash Used In Operating Activities	(1,093,444)	(1,044,495)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	153,000
Proceeds from issuance of convertible notes payable - related party	455,000	815,000
Proceeds from issuance of common stock of majority-owned subsidiary	700,000	-
Repayment of short-term note payable	(81,885)	(86,905)
Repayment of 2021 convertible note payable - related party	-	(100,000)
Net Cash Provided By Financing Activities	1,073,115	781,095

Effect of exchange rates on cash and restricted cash	57	(647)

Net Decrease In Cash and Restricted Cash	(20,272)	(264,047)
Cash and Restricted Cash, Beginning of Period	489,726	1,026,799
Cash and Restricted Cash, End of Period	$469,454	$762,752

Cash and restricted cash consisted of the following:
Cash	$390,435	$18,035
Restricted cash	79,019	744,717
	$469,454	$762,752

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$1,046,694	$648,161

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

Changes in U.S. Trade Policies Could Adversely Affect Our Operations

Ongoing uncertainty around U.S. trade policies, tariffs, and international agreements may impact the cost and availability of materials, supplies, and equipment used in our operations or those of our partners. Any disruptions or increased costs resulting from these changes could negatively affect our business, financial condition, results of operations, and the market price of our common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $469,454 at March 31, 2025 which includes $79,019 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $5,085,769 and $5,998,712 as of March 31, 2025 and December 31, 2024, respectively, net loss for the three months ended March 31, 2025 and 2024 was $1,161,602 and $504,042, respectively, and cash used in operations was $1,093,444 and $1,044,495 for the three months ended March 31, 2025 and 2024, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2025 Financing (see Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its clinical-stage drug candidates, PV-10, PH-10, and PV-305 through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

As of March 31, 2025, cash requirements for our current liabilities include approximately $2,961,035 for accounts payable and other accrued expenses (including lease liabilities) and $124,578 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,440,000 plus $152,145 of accrued interest will mature one year from the date of the notes. The 2021, 2022, and 2024 Notes are only subject to repayment in the event of a change of control or event of default. The Company intends to meet these cash requirements from its current cash balance and from future financing.

These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.

3. Significant Accounting Policies

Since the date the Company’s December 31, 2024 consolidated financial statements were issued in its 2024 Annual Report on March 28, 2025, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements include the consolidated results of Provectus, its wholly owned subsidiaries, and its majority-owned subsidiary, VisiRose (see Note 12). The interests of non-controlling shareholders in VisiRose are presented as net loss attributable to noncontrolling interest in the condensed consolidated statements of operations and as noncontrolling interest in the condensed consolidated balance sheets. Intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of March 31, 2025 is $79,019.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of March 31, 2025 and December 31, 2024, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $219,454 and $239,726, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment of the Company’s long-lived assets during the three months ended March 31, 2025 and 2024.

Short-term Receivables

Management estimates expected credit losses immediately based on existing economic conditions in addition to current and future economic conditions and events. Receivables are considered past due if full payment is not received by the contractual date. Past due amounts are generally written off against the reserve for uncollectibility only after all collection attempts have been exhausted. As of March 31, 2025 and December 31, 2024, there was no allowance for uncollectible amounts.

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

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

	March 31,
	2025	2024
Warrants	-	412,500
Options	53,393,102	3,225,000
Convertible preferred stock	135,673,215	118,248,957
2021 unsecured convertible notes and accrued interest	536,145	494,041
2022 unsecured convertible notes and accrued interest	2,496,483	10,318,590
2024 unsecured convertible notes and accrued interest	4,419,035	-
2025 unsecured convertible notes and accrued interest	1,605,451	-

Total potentially dilutive shares	198,123,431	132,699,088

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

Segment

The Company has one operating and reporting segment (clinical stage biotechnology), namely, the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated expense information, other than the expense information included in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheet as total assets.

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

In November 2024, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (‘ASU”) 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its financial statements.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Accrued payroll and taxes	$1,707,541	$1,501,449
Accrued vacation	148,364	131,099
Accrued directors’ fees	155,000	77,500
Accrued other expenses	193,433	465,328
Total Other Accrued Expenses	$2,204,338	$2,175,376

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the three months ended March 31, 2025:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2025	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$-	$-	$853,000	$2,100,000
Notes issued	-	-	-	-	-	-	-	455,000	-	455,000
Principal converted	-	-	(153,000)	(815,000)	-	-	-	-	(153,000)	(815,000)
Balance as of March 31, 2025	$-	$100,000	$200,000	$470,000	$500,000	$715,000	$-	$455,000	$700,000	$1,740,000

During the three months ended March 31, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $455,000, all of which were from a related party investor (a Company officer/director).

Related party investors in the Company’s convertible notes consist of an officer and an officer/director of the Company.

2025 Financing Note

On January 15, 2025, the Board approved a Financing Term Sheet (the “2025 Term Sheet”), which set forth the terms under which the Company will use its best efforts to arrange for financing of a maximum of $10,000,000 (the “2025 Financing”), which amounts will be obtained in several tranches.

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

(iii)	The outstanding principal amount and interest payable under the 2025 Notes may be converted early at the 2025 Note Investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. The Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the Loan will automatically convert into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2025 Note. The Series D-1 Preferred Stock shall be convertible into ten (10) shares of the Company’s Common Stock.

The embedded conversion options associated with the 2025 Notes do not require bifurcation and treatment as a derivative liability.

As of March 31, 2025, principal and interest in the amount of $455,000 and $4,480, respectively, remains outstanding on the 2025 Notes.

2024 Financing

On January 15, 2025, the Board approved the closure of the 2024 Financing.

As of March 31, 2025, principal and interest in the amount of $1,215,000 and $49,728, respectively, remains outstanding on the 2024 Notes. For the three months ended March 31, 2025, the Company recorded interest expense of $24,300, related to the 2024 Notes.

The embedded conversion options associated with the 2024 Notes do not require bifurcation and treatment as a derivative liability.

2022 Financing

On July 11, 2024, the Board approved the closure of the 2022 Financing.

During the three months ended March 31, 2025, principal and interest in the aggregate amount of $1,046,694, owed in connection with the 2022 Notes were converted into 365,400 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

As of March 31, 2025, principal and interest in the amount of $670,000 and $44,493, respectively, remains outstanding on the 2022 Notes. For the three months ended March 31, 2025, the Company recorded interest expense of $27,372, related to the 2022 Notes.

The embedded conversion options associated with the 2022 Notes do not require bifurcation and treatment as a derivative liability.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of March 31, 2025, principal and interest in the amount of $100,000 and $53,444, respectively, remains outstanding on the 2022 Note. For the three months ended March 31, 2025, the Company recorded interest expense of $2,000, related to the 2021 Notes.

The embedded conversion options associated with the 2021 Notes do not require bifurcation and treatment as a derivative liability.

Interest Expense on Convertible Notes Payable

During the three months ended March 31, 2025, the Company incurred $58,152 in interest expense on outstanding 2021, 2022 2024, and 2025 Notes. During the three months ended March 31, 2024, the Company incurred $53,308 in interest expense on outstanding 2021 and 2022 Notes (together the “Convertible Notes”). As of March 31, 2025 and December 31, 2024, aggregate interest accrued on the Convertible Notes was $152,145 and $172,687, respectively.

6. Notes Payable

The Company obtained short-term financing for our commercial insurance policies. As of March 31, 2025 and December 31, 2024, the balance of the note payable was $124,578 and $206,463, respectively.

7. Related Party Transactions

During the three months ended March 31, 2025 and 2024, the Company incurred consulting fees of $0 and $63,600, respectively, for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Directors’ fees for Mr. Horowitz for the three months ended March 31, 2025 and 2024 were $0 and $18,750, respectively. Mr. Horowitz waived the amount of $450,000 due to him in directors’ fees upon his resignation. Accrued director fees for Mr. Horowitz as of March 31, 2025 and December 31, 2024 were $0.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended March 31, 2025 and 2024, were $77,500 and $96,250, respectively. Accrued directors’ fees as of March 31, 2025 and December 31, 2024 were $155,000 and $77,500, respectively.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the pre-paid expenses and other current assets at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Deferred tax asset	$1,596	$1,596
Prepaid insurance	140,377	209,320
Prepaid rent	8,106	8,106
Prepaid subscriptions	23,399	27,418
Prepaid software	2,812	-
Prepaid other	3,725	4,223
Other current assets	-	236,383
Total Prepaid Expenses and Other Current Assets	$180,015	$487,046

Other current assets at December 31, 2024 include a refund due from the University of Tennessee College of Veterinary Medicine upon termination of contract which was received on February 19, 2025.

9. Stockholders’ Deficit

Preferred Stock

During the three months ended March 31, 2025, the Company issued 365,400 shares of Series D-1 Convertible Preferred Stock upon the conversion of $968,000 of principal and $78,694 of accrued interest outstanding on the 2022 Notes.

During the three months ended March 31, 2024, the Company issued 226,474 shares of Series D-1 Convertible Preferred Stock upon the conversion of $600,000 of principal and $48,161 accrued interest outstanding on the 2022 Notes.

See Note 14 for details on conversions of 2022 Notes into Series D-1 Preferred Stock subsequent to March 31, 2025.

Options

During the three months ended March 31, 2025 and 2024, the Company did not have any issuances, grants, or exercises of options.

The following table summarizes option activities during the three months ended March 31, 2025:

		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Life in Years

Options outstanding at January 1, 2025	53,393,102	$0.2834	9.3
Options exercisable at January 1, 2025	20,881,145	0.2791	8.5

Options outstanding at March 31, 2025	53,393,102	0.2834	9.1
Options exercisable at March 31, 2025	20,881,145	$0.2791	8.3

The following table summarizes information about outstanding and exercisable options at March 31, 2025:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.1200	2,425,000	0.60	2,425,000
$0.2862	814,681	4.60	271,562
$0.2862	49,503,421	9.70	17,534,583
$0.2900	100,000	0.60	100,000
$0.7500	550,000	0.70	550,000
	53,393,102		20,881,145

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $315,100 and $0, respectively, in connection with the amortization of stock options. As of March 31, 2025, there was $2,022,303 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.7 years.

10. Leases

On June 18, 2022, the Company leased 2,700 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending on June 30, 2025. The monthly base rent ranges from $4,053 to $4,278 over the term of the lease.

On April 24, 2025, the Company entered into the first amendment to its operating lease agreement, extending the lease term by an additional three years through June 30, 2028. Pursuant to the amendment, monthly base rent will range from $4,391 to $4,616 over the extended term.

Total operating lease expense for the three months ended March 31, 2025 was $12,219, of which $8,146 was included within research and development and $4,073 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended March 31, 2024 was $12,842 of which $8,561 was included within research and development and $4,281 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$12,571	$11,627

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	3 months	1 year 3 months

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2025 were as follows:

Future Minimum Payments

Years	Amount
2025	$12,835
Less: 2025 remaining amount representing imputed interest	(106)
Present value of lease liability	12,729
Less: current portion	(12,729)
Lease liability, non-current portion	$-

11. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Tennessee Grant income presented as grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations in the period that such costs are incurred. As of March 31, 2025 and December 31, 2024, the Company recorded $57,480 and $336,108, respectively, as unearned grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded $278,628 and $238,072 of grant revenue during the three months March 31, 2025 and 2024, respectively.

12. License Transactions

VisiRose

On January 3, 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $700,000 in exchange for the issuance of 3,694 shares of VisiRose common stock. In accordance with the licensing agreement, VisiRose also issued an additional 188 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

As of March 31, 2025, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with a 90% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors each hold approximately 2.5%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements. For the reporting period, the Company recorded a net loss of $21,494 attributable to the noncontrolling interest in VisiRose, reflecting the noncontrolling interests’ proportionate share of the subsidiary’s losses.

13. Commitments, Contingencies and Litigation

The Company may, from time to time, be involved in litigation arising in the ordinary course of business which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 10 and below:

Convertible Notes Payable

Subsequent to March 31, 2025, the Company entered into 2025 Notes with a related party investor (Executive Officer) in the aggregate principal amount of $220,000.

Series D-1 Preferred Stock

Subsequent to March 31, 2025, principal and interest in the aggregate amount of $318,731, owed in connection with 2022 Notes was converted into 111,368 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025 (“2024 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug candidates. These expenses consist primarily of:

●	Costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations and consultants, among others;
●	Salaries and related expenses for personnel;
●	Other outside service costs including cost of contract manufacturing;
●	The costs of supplies and reagents; and,
●	Occupancy and depreciation charges.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

	For the Three Months Ended
	March 31,
	2025	2024	Increase/(Decrease)	% Change
Grant Revenue	$278,628	$238,072	$40,556	17.0%

Operating Expenses:
Research and development	388,810	555,535	(166,725)	-30.0%
General and administrative	987,759	129,802	857,957	661.0%
Total Operating Expenses	1,376,569	685,337	691,232	100.9%

Total Operating Loss	(1,097,941)	(447,265)	(650,676)	-145.5%

Other Expense:
Interest expense	(63,661)	(56,777)	(6,884)	-12.1%

Net Loss	(1,161,602)	(504,042)	(657,560)	-130.5%

Net Loss attributable to noncontrolling interest	(21,494)	-	(21,494)	-100.0%
Net Loss attributable to common stockholders	$(1,140,108)	$(504,042)	$(636,066)	-126.2%

Overview

Grant revenue was $278,628 for the three months ended March 31, 2025, an increase of $40,556 or 17.0% compared to the three months ended March 31, 2024. Total operating expenses were $1,376,569 for the three months ended March 31, 2025, an increase of $691,232 or 100.9% compared to the three months ended March 31, 2024, primarily as the result of increases in general and administrative expenses, as described below.

Grant Revenue

For the three months ended March 31, 2025 and 2024, there was $278,628 and $238,072, respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses were $388,810 for the three months ended March 31, 2025, a decrease of $166,725 or 30.0% compared to $555,535 for the three months ended March 31, 2024. The decrease was primarily due to (i) lower clinical trial costs associated with study closure, (ii) lower insurance costs reflected by change in insurance carrier, and (iii) decrease in depreciation expense as a result of certain assets reaching the end of their useful lives and becoming fully depreciated, partially offset by (iv) increase in payroll and related taxes related to reclassification of employee from general and administrative.

The following table summarizes research and development expenses for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
	2025	2024	Increase/(Decrease)	% Change
Operating Expenses:
Research and development:
Clinical trial and research expenses	250,496	419,380	$(168,884)	-40.3%
Depreciation/amortization	-	1,765	(1,765)	-100.0%
Insurance	47,989	57,547	(9,558)	-16.6%
Payroll and taxes	82,179	68,282	13,897	20.4%
Rent and utilities	8,146	8,561	(415)	-4.8%
Total research and development	$388,810	$555,535	$(166,725)	-30.0%

General and Administrative Expenses

General and administrative expenses were $987,759 for the three months ended March 31, 2025, an increase of $857,957 or 661.0% compared to $129,802 for the three months ended March 31, 2024. The increase was primarily due to (i) increase in directors’ fees as the result of the reversal of previously accrued director fees for Mr. Horowitz, our former COO, following his resignation on March 25, 2024, (ii) increase in payroll expenses and associated taxes primarily due to the addition of two officers hired in April 2024, (iii) increase in donations as the result of a contribution made to the University of Miami through the majority owned subsidiary, VisiRose and (iv) increase in stock based compensation, partially offset by (v) lower insurance costs reflected by change in insurance carrier, (vi) reduced legal cost related to patents, and (vii) decrease in professional fees resulting from the resignation of Mr. Horowitz, our former Chief Operating Officer, effective March 25, 2024.

The following table summarizes general and administrative expenses for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
	2025	2024	Increase/(Decrease)	% Change
Operating Expenses:
General and administrative:
Depreciation	$466	$466	$-	0.0%
Directors fees	77,500	(353,750)	431,250	121.9%
Donations	50,000	-	50,000	100.0%
Insurance	26,760	45,579	(18,819)	-41.3%
Legal and litigation	121,022	176,820	(55,798)	-31.6%
Other general and administrative cost	16,872	14,711	2,161	14.7%
Payroll and taxes	216,713	64,849	151,864	234.2%
Professional fees	158,627	176,130	(17,503)	-9.9%
Rent and utilities	4,651	4,851	(200)	-4.1%
Stock based compensation	315,100	-	315,100	100.0%
Foreign currency translation	48	146	(98)	-67.1%
Total general and administrative	$987,759	$129,802	$857,957	661.0%

Other Expense, Net

Interest expense increased by $6,884 or 12.1% from $56,777 for the three months ended March 31, 2024 to $63,661 for the three months ended March 31, 2025. The increase was mainly due to the interest expense costs incurred in connection with notes payable balances.

Liquidity and Going Concern

The Company’s cash and restricted cash were $469,454 at March 31, 2025, which includes $79,019 of restricted cash resulting from a grant received from the State of Tennessee, compared to $489,726 at December 31, 2024, which included $182,284 of restricted cash. The Company’s working capital deficit was $5,085,769 and $5,998,712 as of March 31, 2025 and December 31, 2024, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $258,563,069 as of March 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of March 31, 2025, cash requirements for our current liabilities include approximately $2,961,035 for accounts payable and other accrued expenses (including lease liabilities) and $124,578 note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,440,000 plus $152,145 of accrued interest will mature one year from the date of the notes. The 2021, 2022, and 2024 Notes are only subject to repayment in the event of a change of control or event of default. The Company intends to meet these cash requirements from its current cash balance and from future financing.

Management’s plans include selling our equity securities and obtaining other financing, including the issuance of 2025 unsecured convertible notes (the “2025 Financing”), to fund our capital requirements and on-going operations; however, there can be no assurance that the Company will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is incorporated by reference from Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 13.

ITEM 1A. RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following risk factor is provided as an update to our previously disclosed risk factors:

Changes in U.S. Trade Policies Could Adversely Affect Our Operations

Ongoing uncertainty around U.S. trade policies, tariffs, and international agreements may impact the cost and availability of materials, supplies, and equipment used in our operations or those of our partners. Any disruptions or increased costs resulting from these changes could negatively affect our business, financial condition, results of operations, and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Preferred Convertible Stock

During the three months ended March 31, 2025, the Company issued 365,400 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $968,000 of principal and $78,694 accrued interest, outstanding on the Company’s convertible notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Unsecured Convertible Promissory Note under the 2025 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

10.1	2025 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

May 14, 2025	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

