Form 10-Q
period 2025-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2025-08-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 13, 2025, was 420,279,879.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash	$385,929	$307,442
Restricted cash	30,542	182,284
Prepaid expenses and other current assets	151,849	487,046
Total Current Assets	568,320	976,772
Equipment and furnishings, less accumulated depreciation of $119,082 and $118,151, respectively	3,931	4,863
Operating lease right-of-use asset	150,133	24,624
Total Assets	$722,384	$1,006,259
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,311,038	$1,106,551
Unearned grant revenue	-	336,108
Accrued interest	26,344	27,774
Accrued interest - related parties	121,868	144,913
Other accrued expenses	2,623,420	2,175,376
Notes payable	54,337	206,463
Convertible notes payable	650,000	853,000
Convertible notes payable - related parties	1,660,000	2,100,000
Operating lease liability, current portion	46,232	25,299
Total Current Liabilities	6,493,239	6,975,484
Operating lease liability, non-current portion	103,900	-
Total Liabilities	6,597,139	6,975,484
Commitments, contingencies, and litigations (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at June 30, 2025 and December 31, 2024; 956,985 shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $1,643,333 at June 30, 2025 and December 31, 2024	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at June 30, 2025 and December 31, 2024; 13,724,563 and 13,106,223 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $219,120,053 and $150,040,045 at June 30, 2025 and December 31, 2024, respectively	13,724	13,106
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized;420,279,879 shares issued and outstanding at June 30, 2025 and December 31, 2024	420,280	420,280
Additional paid-in capital	254,131,964	251,090,027
Accumulated other comprehensive loss	(60,361)	(60,741)
Accumulated deficit	(260,377,489)	(257,422,961)
Total stockholders’ deficit attributable to Provectus Biopharmaceuticals, Inc., stockholders	(5,870,925)	(5,959,332)
Non-controlling interest in subsidiary	(3,830)	(9,893)
Total Stockholders’ Deficit	(5,874,755)	(5,969,225)
Total Liabilities and Stockholders’ Deficit	$722,384	$1,006,259

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Grant Revenue	$57,480	$254,991	$336,108	$493,063
Operating Expenses:
Research and development	867,345	472,927	1,256,155	1,028,462
General and administrative	990,863	576,918	1,978,622	706,720
Total Operating Expenses	1,858,208	1,049,845	3,234,777	1,735,182
Total Operating Loss	(1,800,728)	(794,854)	(2,898,669)	(1,242,119)
Other Income (Expense):
Research and development credit	-	9,301	-	9,301
Interest expense	(51,353)	(61,295)	(115,014)	(118,072)
Net Loss	(1,852,081)	(846,848)	(3,013,683)	(1,350,890)
Net Loss attributable to noncontrolling interest	(37,661)	-	(59,155)	-
Net Loss attributable to common stockholders	$(1,814,420)	$(846,848)	$(2,954,528)	$(1,350,890)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	420,279,879	419,522,119	420,279,879	419,522,119

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Loss	$(1,852,081)	$(846,848)	$(3,013,683)	$(1,350,890)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	328	126	380	(289)
Comprehensive Loss, net	(1,851,753)	(846,722)	(3,013,303)	(1,351,179)
Comprehensive Loss attributed to non-controlling interest	(37,661)	-	(59,155)	-
Comprehensive Loss attributed to controlling interest	$(1,814,092)	$(846,722)	$(2,954,148)	$(1,351,179)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation:											-
Amortization of stock options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:											-
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	957	13,471,623	13,471	420,279,879	420,280	253,086,238	(60,689)	(258,563,069)	33,831	(5,068,981)
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	252,940	253	-	-	723,656	-	-	-	723,909
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	322,070	-	-	-	322,070
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,814,420)	(37,661)	(1,852,081)
Other comprehensive income	-	-	-	-	-	-	-	328	-	-	328
Balance at June 30, 2025	956,985	$957	13,724,563	$13,724	420,279,879	$420,280	$254,131,964	$(60,361)	$(260,377,489)	$(3,830)	$(5,874,755)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$-	$(7,593,351)
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	-	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	-	(415)
Balance at March 31, 2024	12,373,247	12,373	10,587,571	10,587	419,522,119	419,522	245,362,902	(60,580)	(253,194,451)	-	$(7,449,647)
Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-	-
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	273,691	274	-	-	783,022	-	-	-	783,296
Comprehensive loss:											-
Net loss	-	-	-	-	-	-	-	-	(846,848)	-	(846,848)
Other comprehensive income	-	-	-	-	-	-	-	126	-	-	126
Balance at June 30, 2024	956,985	$957	12,002,888	$12,003	419,522,119	$419,522	$246,156,198	$(60,454)	$(254,041,299)	$-	$(7,513,073)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(3,013,683)	$(1,350,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	637,170	-
Non-cash operating lease expense	24,623	23,402
Depreciation	932	4,461
Changes in operating assets and liabilities
Short term receivables	-	(299)
Prepaid expenses and other current assets	335,198	127,328
Accounts payable	204,488	(353,763)
Unearned grant revenue	(336,108)	(493,063)
Accrued interest	108,128	111,134
Other accrued expenses	447,980	148,011
Operating lease liability	(25,299)	(23,401)
Net Cash Used In Operating Activities	(1,616,571)	(1,807,080)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	-	353,000
Proceeds from issuance of convertible notes payable - related parties	995,000	1,285,000
Proceeds from issuance of common stock of majority-owned subsidiary	700,000	-
Repayment of short-term note payable	(152,126)	(167,953)
Repayment of 2021 convertible note payable - related party	-	(100,000)
Net Cash Provided By Financing Activities	1,542,874	1,370,047

Effect of exchange rates on cash and restricted cash	442	(483)

Net Decrease In Cash and Restricted Cash	(73,255)	(437,516)
Cash and Restricted Cash, Beginning of Period	489,726	1,026,799
Cash and Restricted Cash, End of Period	$416,471	$589,283

Cash and restricted cash consisted of the following:
Cash	$385,929	$29,581
Restricted cash	30,542	559,702
	$416,471	$589,283

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,305	$5,439
Income taxes	-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$1,770,603	$1,431,457
Forfeited shares of Series D Preferred Stock	$-	$(11,416)
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	$-	$1,141
Right-of-use assets obtained in exchange for operating lease liabilities	$150,133	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash and restricted cash were $416,471 at June 30, 2025 which includes $30,542 of restricted cash resulting from a grant received from the State of Tennessee. The Company’s working capital deficit was $5,924,919 and $5,998,712 as of June 30, 2025 and December 31, 2024, respectively, net loss for the six months ended June 30, 2025 and 2024 was $3,013,683 and $1,350,890, respectively, and cash used in operations was $1,616,571 and $1,807,080 for the six months ended June 30, 2025 and 2024, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

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

As of June 30, 2025, cash requirements for our current liabilities include approximately $3,980,690 for accounts payable and other accrued expenses (including lease liabilities) and $54,337 for a note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,310,000 plus $148,212 of accrued interest will mature one year from the date of the notes. The 2021, 2024, and 2025 Notes are only subject to repayment in the event of a change of control or event of default. The Company intends to meet these cash requirements from its current cash balance and from future financing.

The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of June 30, 2025 is $30,542.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of June 30, 2025 and December 31, 2024, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $166,471 and $239,726, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment of the Company’s long-lived assets during the six months ended June 30, 2025 and 2024.

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

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815: Derivatives and Hedging. The accounting treatment of derivative financial instruments requires that the Company record qualifying embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options classified as derivative liabilities, and any related equity classified freestanding instruments are recorded as a discount to the host instrument.

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

	June 30,
	2025	2024
Options	53,873,102	3,225,000
Convertible preferred stock	138,202,615	120,985,865
2021 unsecured convertible notes and accrued interest	543,133	505,746
2022 unsecured convertible notes and accrued interest	-	10,113,074
2024 unsecured convertible notes and accrued interest	4,503,941	-
2025 unsecured convertible notes and accrued interest	3,542,069	-

Total potentially dilutive shares	200,664,860	134,829,685

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

Segment

The Company has one operating and reporting segment (namely, clinical stage biotechnology), namely, for the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on a consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated expense information, other than the expense information included in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheet as total assets.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects that additional income tax disclosures will be required upon adoption of ASU 2023-09.

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accrued payroll and taxes	$1,935,826	$1,501,449
Accrued vacation	165,030	131,099
Accrued directors’ fees	232,500	77,500
Accrued other expenses	290,064	465,328
Total Other Accrued Expenses	$2,623,420	$2,175,376

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the six months ended June 30, 2025:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2025	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$-	$-	$853,000	$2,100,000
Notes issued	-	-	-	-	-	-	-	455,000	-	455,000
Principal converted	-	-	(153,000)	(815,000)	-	-	-	-	(153,000)	(815,000)
Balance as of March 31, 2025	-	100,000	200,000	470,000	500,000	715,000	-	455,000	700,000	1,740,000
Notes issued	-	-	-	-	-	-	150,000	390,000	150,000	390,000
Principal converted	-	-	(200,000)	(470,000)	-	-	-	-	(200,000)	(470,000)
Balance as of June 30, 2025	$-	$100,000	$-	$-	$500,000	$715,000	$150,000	$845,000	$650,000	$1,660,000

The 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes, are together, the “Convertible Notes”. The embedded conversion options associated with the Convertible Notes do not require bifurcation and treatment as a derivative liability.

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

During the three months ended June 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $540,000, of which $150,000 was from a non-related party and $390,000 was from an officer and director of the Company. During the six months ended June 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $995,000, of which $150,000 was from a non-related party and $845,000 was from an officer and director of the Company.

As of June 30, 2025, principal and interest in the amount of $995,000 and $18,740, respectively, remains outstanding on the 2025 Notes.

2024 Financing

On January 15, 2025, the Board approved the closure of the 2024 Financing.

As of June 30, 2025, principal and interest in the amount of $1,215,000 and $74,028, respectively, remains outstanding on the 2024 Notes.

2022 Financing

On July 11, 2024, the Board approved the closure of the 2022 Financing.

During the three months ended June 30, 2025, principal and interest in the aggregate amount of $723,909, owed in connection with the 2022 Notes were converted into 252,940 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

During the six months ended June 30, 2025, principal and interest in the aggregate amount of $1,770,603, owed in connection with the 2022 Notes were converted into 618,340 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of June 30, 2025, principal and interest in the amount of $100,000 and $55,444, respectively, remains outstanding on the 2022 Note. For the three months ended June 30, 2025, the Company recorded interest expense of $2,000, related to the 2021 Notes. For the six months ended June 30, 2025, the Company recorded interest expense of $4,000, related to the 2021 Notes.

Interest Expense on Convertible Notes Payable

During the three months ended June 30, 2025, the Company incurred an aggregate of $49,976 in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes. During the three months ended June 30, 2024, the Company incurred an aggregate of $53,308 in interest expense on outstanding 2021 and 2022 Notes. No 2024 Notes or 2025 Notes were outstanding during the three months ended June 30, 2024.

During the six months ended June 30, 2025, the Company incurred an aggregate of $108,128 in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes. During the six months ended June 30, 2024, the Company incurred an aggregate of $111,134 in interest expense on outstanding 2021 and 2022 Notes. No 2024 Notes or 2025 Notes were outstanding during the six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, aggregate interest accrued on the Convertible Notes was $148,212 and $172,687, respectively.

6. Notes Payable

The Company obtained short-term financing for our commercial insurance policies. As of June 30, 2025 and December 31, 2024, the balance of the note payable was $54,337 and $206,463, respectively.

7. Related Party Transactions

During the six months ended June 30, 2025 and 2024, the Company incurred consulting fees of $0 and $63,600, respectively, for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Directors’ fees for Mr. Horowitz for the six months ended June 30, 2025 and 2024 were $0 and $18,750, respectively. Mr. Horowitz waived the amount of $450,000 due to him in directors’ fees upon his resignation.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended June 30, 2025 and 2024, were $77,500 and $77,500, respectively. Directors’ fees incurred during the six months ended June 30, 2025 and 2024, were $155,000 and $173,750, respectively. Accrued directors’ fees as of June 30, 2025 and December 31, 2024 were $232,500 and $77,500, respectively.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Deferred tax asset	$1,596	$1,596
Prepaid insurance	121,979	209,320
Prepaid rent	8,106	8,106
Prepaid subscriptions	14,380	27,418
Prepaid other	2,977	4,223
Other current assets	2,811	236,383
Total Prepaid Expenses and Other Current Assets	$151,849	$487,046

Other current assets at December 31, 2024 include a refund due from the University of Tennessee College of Veterinary Medicine upon termination of contract which was received on February 19, 2025.

9. Stockholders’ Deficit

Preferred Stock

During the three months ended June 30, 2025, the Company issued 252,940 shares of Series D-1 Convertible Preferred Stock upon the conversion of $670,000 of principal and $53,909 of accrued interest outstanding on the 2022 Notes.

During the six months ended June 30, 2025, the Company issued 618,340 shares of Series D-1 Convertible Preferred Stock upon the conversion of $1,638,000 of principal and $132,603 of accrued interest outstanding on the 2022 Notes.

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

See Note 15 for details on issuances of 2025 Notes subsequent to June 30, 2025.

Stock Options

On April 1, 2025, the Company granted 5-year options for the purchase of 480,000 shares of the Company’s common stock at an exercise price of $.30 to a consultant (the “Consultant Options”). The Consultant Options had a grant date value of $13,876 and vest 25% at date of grant, and 25% on the first day of each quarter following the date of grant.

The grant date value of the stock options was calculated using the Black Sholes valuation model with the following assumptions:

Risk free interest rate	3.86%
Expected term (years)	2.5
Expected volatility	90%
Expected dividends	0.00%

No stock options were exercised during the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024.

The following table summarizes stock option activities during the six months ended June 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Options outstanding at January 1, 2025	53,393,102	$0.2834	9.3	$-
Options exercisable at January 1, 2025	20,881,145	0.2791	8.5	$-

Options outstanding at June 30, 2025	53,873,102	0.2836	8.9	$-
Options exercisable at June 30, 2025	21,001,145	$0.2793	8.0	$-

The following table summarizes information about outstanding and exercisable options at June 30, 2025:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options	Intrinsic Value

$0.1200	2,425,000	0.40	2,425,000	$-
$0.2862	814,681	4.30	271,562	$-
$0.2862	49,503,421	9.40	17,534,583	$-
$0.2900	100,000	0.40	100,000	$-
$0.3000	480,000	4.80	120,000	$-
$0.7500	550,000	0.40	550,000	$-
	53,873,102		21,001,145	$-

During the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $322,070 and $0, respectively, in connection with the amortization of stock options. During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $637,170 and $0, respectively, in connection with the amortization of stock options.

As of June 30, 2025, there was $1,830,984 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.4 years.

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

Total operating lease expense for the three months ended June 30, 2025 was $12,675, of which $8,450 was included within research and development and $4,225 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended June 30, 2024 was $13,002 of which $8,668 was included within research and development and $4,334 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the six months ended June 30, 2025 was $24,894, of which $16,596 was included within research and development and $8,298 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the six months ended June 30, 2024 was $25,844 of which $17,229 was included within research and development and $8,615 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$25,299	$23,402

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$150,133	$-

Weighted Average Remaining Lease Term
Operating leases	3 years	1 year

Weighted Average Discount Rate
Operating leases	5.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2025 were as follows:

Future Minimum Payments

Years	Amount
Remainder of 2025	26,345
2026	53,364
2027	54,716
2028	27,695
Total lease payments	162,120
Less: amount representing imputed interest	(11,988)
Present value of lease liability	150,132
Less: current portion	(46,232)
Lease liability, non-current portion	$103,900

11. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds do not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Tennessee Grant income presented as grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations in the period that such costs are incurred. As of June 30, 2025 and December 31, 2024, the Company recorded $0 and $336,108, respectively, as unearned grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded grant revenue of $57,480 and $336,108 during the three and six months ended June 30, 2025, respectively, and $254,991 and $493,063 during the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with a 90% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors each hold approximately 2.5%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements.

During the three and six months ended June 30, 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $37,661 and $59,155, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

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

14. Segment Reporting

The Company’s only segment is Clinical Stage Biotechnology. The CODM reviews profit and loss information on a consolidated basis in order to assess performance and make decisions about the allocation of operating and capital resources.

The following table presents disaggregated financial information with respect to the Company’s Clinical Stage Biotechnology segment for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Grant Revenue	$57,480	$254,991	$336,108	$493,063
Operating Expenses:
Research and development
Clinical trial and research expense	733,295	339,441	983,791	758,821
Depreciation / amortization	-	1,765	-	3,530
Insurance	51,827	57,540	99,816	115,087
Payroll and taxes	73,773	65,513	155,952	133,795
Rent and utilities	8,450	8,668	16,596	17,229
Total research and development	867,345	472,927	1,256,155	1,028,462
General and administrative
Stock-based compensation	322,070	-	637,170	-
Payroll and taxes	224,404	170,772	441,117	235,621
Professional fees	178,303	117,992	336,930	294,122
Legal fees	125,133	136,660	246,155	313,480
Directors’ fees	77,500	77,500	155,000	(276,250)
Insurance	26,194	41,684	52,954	87,263
Donations	-	-	50,000	-
Rent and utilities	4,333	4,846	8,984	9,697
Depreciation / amortization	465	465	931	931
Foreign currency translation	(48)	363	-	509
Other segment expenses	32,509	26,636	49,381	41,347
Total general and administrative	990,863	576,918	1,978,622	706,720
Total Operating Loss	(1,800,728)	(794,854)	(2,898,669)	(1,242,119)
Other Income (Expense):
Research and development credit	-	9,301	-	9,301
Interest expense	(51,353)	(61,295)	(115,014)	(118,072)
Net Loss	$(1,852,081)	$(846,848)	$(3,013,683)	$(1,350,890)

Other segment expenses primarily include costs associated with office expenses, travel, bank charges, computer-related expenses, dues and subscriptions, and taxes. These expenses are incurred as part of the day-to-day operations and general administration of the Company’s segments.

15. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below:

Convertible Notes Payable

Subsequent to June 30, 2025, the Company entered into 2025 Notes with non-related party investors in the aggregate principal amount of $250,000.

Series D-1 Preferred Stock

Subsequent to June 30, 2025, principal and interest in the aggregate amount of $232,343, owed in connection with 2024 Notes was converted into 81,183 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

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

The Company’s co-lead indication for intratumoral PV-10 is FOLRINOX-refractory pancreatic ductal adenocarcinoma (“PDAC”) metastatic to the liver (“mPDAC”), where patients would receive the combination therapy of PV-10 and systemically administered gemcitabine and nab-paclitaxel at a single-site early-stage clinical trial at Moffitt.

The Company’s other co-lead indication is pre-operative penile squamous cell carcinoma (“penile SCC”), where patients would receive monotherapy PV-10 at a single-site early-stage clinical trial at Moffitt.

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

Recent Developments

Annual Stockholder Meeting Proposals

The Company held its annual meeting of stockholders on June 18, 2025. Stockholders authorized the Company’s board of directors (the “Board”) to amend the Company’s Certificate of Incorporation, as amended by the Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Designation of Series D-1 Convertible Preferred Stock (the “Certificates of Designation”), to effect a reverse stock split of the Company’s common stock, Series D Convertible Preferred Stock, and Series D-1 Convertible Preferred Stock at a ratio of between 1-for-10 and 1-for-50, where the ratio would be determined by the Board at its discretion, and to make corresponding amendments to the Certificates of Designation to provide for the proportional adjustment of certain terms upon a reverse stock split, consistent with the Board’s recommendation. The Company’s stockholders also authorized the Board to amend the Company’s Certificate of Incorporation, as amended by the Certificates of Designation, to decrease the number of authorized shares of the Company’s common stock and preferred stock by the same reverse stock split ratio determined by the Board, consistent with the Board’s recommendation. The Board has not acted on these stockholder authorizations as of the filing date.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

	For the Three Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change

Grant Revenue	$57,480	$254,991	$(197,511)	(77.5%)
Operating Expenses:
Research and development	867,345	472,927	394,418	83.4%
General and administrative	990,863	576,918	413,945	71.8%
Total Operating Expenses	1,858,208	1,049,845	808,363	77.0%
Total Operating Loss	(1,800,728)	(794,854)	(1,005,874)	(126.5%)
Other Income (Expense):
Research and development credit	-	9,301	(9,301)	(100.0%)
Interest expense	(51,353)	(61,295)	(9,942)	(16.2%)
Net Loss	$(1,852,081)	$(846,848)	$(1,005,233)	(118.7%)

Overview

The Company’s net loss increased by $1,005,233 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily as the result of a decrease in grant revenue and an increase in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the three months ended June 30, 2025, was $57,480, compared to $254,991 for the same period in 2024, representing a decrease of $197,511, or 77.5%. The decrease was primarily due to lower qualifying research and development expenses eligible for reimbursement under the grant.

Operating Expenses:

Research and Development Expenses

Research and development expenses were $867,345 for the three months ended June 30, 2025, an increase of $394,418, or 83.4%, compared to $472,927 for the same period in 2024. The increase was primarily driven by higher clinical trial and research expenses related to the manufacturing of a new drug.

The following table summarizes research and development expenses for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change

Research and development:
Clinical trial and research expenses	$733,295	$339,441	$393,854	116.0%
Depreciation/amortization	-	1,765	(1,765)	(100.0%)
Insurance	51,827	57,540	(5,713)	(9.9%)
Payroll and taxes	73,773	65,513	8,260	12.6%
Rent and utilities	8,450	8,668	(218)	(2.5%)
Total research and development	$867,345	$472,927	$394,418	83.4%

General and Administrative Expense

General and administrative expenses were $990,863 for the three months ended June 30, 2025, compared to $576,918 for the three months ended June 30, 2024, reflecting an increase of $413,945 or 71.8%. The increase was primarily due to (i) higher payroll expenses and associated taxes resulting primarily from the addition of two officers hired in April 2024, (ii) increased professional fees related to the annual shareholders meeting, and (iii) higher stock-based compensation from stock options granted in December 2024.

The following table summarizes general and administrative expenses for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change
General and administrative:
Depreciation	$465	$465	$-	0.0%
Directors fees	77,500	77,500	-	0.0%
Insurance	26,194	41,684	(15,490)	(37.2%)
Legal and litigation	125,133	136,660	(11,527)	(8.4%)
Other general and administrative cost	32,509	26,636	5,873	22.0%
Payroll and taxes	224,404	170,772	53,632	31.4%
Professional fees	178,303	117,992	60,311	51.1%
Rent and utilities	4,333	4,846	(513)	(10.6%)
Stock based compensation	322,070	-	322,070	100.0%
Foreign currency translation	(48)	363	(411)	(113.2%)
Total general and administrative	$990,863	$576,918	$413,945	71.8%

Other Expense, Net

Interest expense decreased by $9,942 or 16.2% from $61,295 for the three months ended June 30, 2024 to $51,353 for the three months ended June 30, 2025, primarily as the result of lower convertible debt and notes payable balances outstanding during the period.

Research and development tax credit in Australia decreased by $9,301 or 100.0% from $9,301 for the three months ended June 30, 2024 to $0 for the three months ended June 30, 2025. The decrease was due to the absence of active clinical trials in Australia during the 2025 period.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

	For the Six Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change

Grant Revenue	$336,108	$493,063	$(156,955)	(31.8%)
Operating Expenses:
Research and development	1,256,155	1,028,462	227,693	22.1%
General and administrative	1,978,622	706,720	1,271,902	180.0%
Total Operating Expenses	3,234,777	1,735,182	1,499,595	86.4%
Total Operating Loss	(2,898,669)	(1,242,119)	(1,656,550)	(133.4%)
Other Income (Expense):
Research and development credit	-	9,301	(9,301)	(100.0%)
Interest expense	(115,014)	(118,072)	(3,058)	(2.6%)
Net Loss	$(3,013,683)	$(1,350,890)	$(1,662,793)	(123.1%)

Overview

The Company’s net loss increased by $1,662,793 or 123.1% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decline in grant revenue and higher operating expenses, as described below.

Grant Revenue

Grant revenue was $336,108 for the six months ended June 30, 2025, compared to $493,063 for the six months ended June 30, 2024, representing a decrease of $156,955 or 31.8%. The decrease was primarily due to lower qualifying research and development expenses eligible for reimbursement under the grant.

Operating Expenses

Research and Development Expenses

Research and development expenses were $1,256,155 for the six months ended June 30, 2025, representing an increase of $227,693, or 22.1%, compared to $1,028,462 for the same period in 2024. The increase was primarily driven by higher clinical trial and research costs related to the manufacturing of a new drug.

The following table summarizes research and development expenses for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$983,791	$758,821	$224,970	29.6%
Depreciation/amortization	-	3,530	(3,530)	(100.0%)
Insurance	99,816	115,087	(15,271)	(13.3%)
Payroll and taxes	155,952	133,795	22,157	16.6%
Rent and utilities	16,596	17,229	(633)	(3.7%)
Total research and development	$1,256,155	$1,028,462	$227,693	22.1%

General and Administrative Expenses

General and administrative expenses were $1,978,622 for the six months ended June 30, 2025, compared to $706,720 for the six months ended June 30, 2024, representing an increase of $1,271,902, or 180.0%. The increase was primarily attributable to (i) higher directors’ fees in 2025, driven by the reversal of $469,000 previously accrued director fees for Mr. Bruce Horowitz, our former COO, following his resignation on March 25, 2024, (ii) increased professional fees related to audit and accounting fees, (iii) higher payroll and payroll taxes resulting from the addition of two new officers in April 2024, (iv) increased donations due to a contribution made to the University of Miami by the Company’s majority-owned subsidiary, VisiRose, and (v) higher stock-based compensation from stock options granted in December 2024. These increases were partially offset by (vi) lower insurance costs following a change in insurance carrier and (vii) reduced legal costs associated with patents.

The following table summarizes general and administrative expenses for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended
	June 30,		Increase/
	2025	2024	(Decrease)	% Change

General and administrative:
Depreciation	$931	$931	$-	0.0%
Directors fees	155,000	(276,250)	431,250	(156.1%)
Donations	50,000	-	50,000	100.0%
Insurance	52,954	87,263	(34,309)	(39.3%)
Legal and litigation	246,155	313,480	(67,325)	(21.5%)
Other general and administrative cost	49,381	41,347	8,034	19.4%
Payroll and taxes	441,117	235,621	205,496	87.2%
Professional fees	336,930	294,122	42,808	14.6%
Rent and utilities	8,984	9,697	(713)	(7.4%)
Stock based compensation	637,170	-	637,170	100.0%
Foreign currency translation	-	509	(509)	(100.0%)
Total general and administrative	$1,978,622	$706,720	$1,271,902	180.0%

Other Expense, Net

Interest expense decreased by $3,058 or 2.6% from $118,072 for the six months ended June 30, 2024 to $115,014 for the six months ended June 30, 2025, primarily as the result of lower convertible debt and notes payable balances outstanding during the period.

Research and development tax credit in Australia decreased by $9,301 or 100.0% from $9,301 for the six months ended June 30, 2024 to $0 for the six months ended June 30, 2025. The decrease was due to the absence of active clinical trials in Australia during the 2025 period.

Liquidity and Going Concern

The Company’s cash and restricted cash were $416,471 at June 30, 2025, which includes $30,542 of restricted cash resulting from a grant received from the State of Tennessee, compared to $489,726 at December 31, 2024, which included $182,284 of restricted cash. The Company’s working capital deficit was $5,924,919 and $5,998,712 as of June 30, 2025 and December 31, 2024, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $260,377,489 as of June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of June 30, 2025, cash requirements for our current liabilities include approximately $3,980,690 for accounts payable and other accrued expenses (including lease liabilities) and $54,337 for a note payable related to our short-term financing of our commercial insurance policies. Also, if not converted prior to maturity, convertible debt in the amount of $2,310,000 plus $148,212 of accrued interest will mature one year from the date of the notes. The 2021, 2024, and 2025 Notes are only subject to repayment in the event of a change of control or event of default. The Company intends to meet these cash requirements from its current cash balance and from future financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2025 Financing

During the three and six months ended June 30, 2025, the Company received aggregate proceeds of $540,000 and $995,000, respectively pursuant to certain unsecured convertible notes (the “2025 Notes”). Through June 30, 2025, the Company had drawn down $995,000 under the 2025 Notes.

Preferred Convertible Stock

During the three months ended June 30, 2025, the Company issued 252,940 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $670,000 of principal and $53,909 accrued interest, outstanding on the Company’s convertible notes. During the six months ended June 30, 2025, the Company issued 618,340 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $1,638,000 of principal and $132,603 accrued interest, outstanding on the Company’s convertible notes.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

August 14, 2025	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

