Form 10-Q
period 2025-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2025-11-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 12, 2025, was 420,279,879.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets:
Cash	$72,479	$307,442
Restricted cash	-	182,284
Prepaid expenses and other current assets	205,509	487,046
Total Current Assets	277,988	976,772
Equipment and furnishings, less accumulated depreciation of $119,548 and $118,151, respectively	3,465	4,863
Operating lease right-of-use asset	138,451	24,624
Total Assets	$419,904	$1,006,259
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,177,776	$1,106,551
Unearned grant revenue	-	336,108
Accrued interest	44,133	27,774
Accrued interest - related parties	97,450	144,913
Other accrued expenses	2,824,285	2,175,376
Notes payable	105,860	206,463
Convertible notes payable	1,050,000	853,000
Convertible notes payable - related parties	1,125,000	2,100,000
Operating lease liability, current portion	47,152	25,299
Total Current Liabilities	6,471,656	6,975,484
Notes payable, non-current portion	23,621	-
Operating lease liability, non-current portion	91,637	-
Total Liabilities	6,586,914	6,975,484
Commitments, contingencies, and litigations (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at September 30, 2025 and December 31, 2024; 956,985 shares issued and outstanding at September 30, 2025 and December 31, 2024; aggregate liquidation preference of $1,643,333 and $1,095,556 at September 30, 2025 and December 31, 2024, respectively	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at September 30, 2025 and December 31, 2024; 13,975,638 and 13,106,223 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $223,072,188 and $150,040,045 at September 30, 2025 and December 31, 2024, respectively	13,975	13,106
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at September 30, 2025 and December 31, 2024	420,280	420,280
Additional paid-in capital	255,163,053	251,090,027
Accumulated other comprehensive loss	(60,327)	(60,741)
Accumulated deficit	(261,688,770)	(257,422,961)
Total Provectus Biopharmaceuticals, Inc., Stockholders’ Deficit	(6,150,832)	(5,959,332)
Non-controlling interest in subsidiary	(16,178)	(9,893)
Total Stockholders’ Deficit	(6,167,010)	(5,969,225)
Total Liabilities and Stockholders’ Deficit	$419,904	$1,006,259

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Grant Revenue	$-	$109,745	$336,108	$602,808
Operating Expenses:
Research and development	345,861	413,987	1,628,848	1,442,449
General and administrative	929,746	651,486	2,881,536	1,358,206
Total Operating Expenses	1,275,607	1,065,473	4,510,384	2,800,655
Total Operating Loss	(1,275,607)	(955,728)	(4,174,276)	(2,197,847)
Other Income (Expense):
Research and development credit	-	56	-	9,357
Interest expense	(48,022)	(58,679)	(163,036)	(176,751)
Total Other Income (Expense), Net	(48,022)	(58,623)	(163,036)	(167,394)
Net Loss	(1,323,629)	(1,014,351)	(4,337,312)	(2,365,241)
Net Loss attributable to noncontrolling interest	(12,348)	-	(71,503)	-
Net Loss attributable to common stockholders	$(1,311,281)	$(1,014,351)	$(4,265,809)	$(2,365,241)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	420,279,879	419,906,732	420,279,879	419,651,259

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2025	2024	2025	2024

Net Loss	$(1,323,629)	$(1,014,351)	$(4,337,312)	$(2,365,241)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	34	255	414	(34)
Comprehensive Loss, net	(1,323,595)	(1,014,096)	(4,336,898)	(2,365,275)
Comprehensive Loss attributed to non-controlling interest	(12,348)	-	(71,503)	-
Comprehensive Loss attributed to controlling interest	$(1,311,247)	$(1,014,096)	$(4,265,395)	$(2,365,275)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:											-
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	957	13,471,623	13,471	420,279,879	420,280	253,086,238	(60,689)	(258,563,069)	33,831	(5,068,981)
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	252,940	253	-	-	723,656	-	-	-	723,909
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	322,070	-	-	-	322,070
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,814,420)	(37,661)	(1,852,081)
Other comprehensive income	-	-	-	-	-	-	-	328	-	-	328
Balance at June 30, 2025	956,985	957	13,724,563	13,724	420,279,879	420,280	254,131,964	(60,361)	(260,377,489)	(3,830)	(5,874,755)
Conversion of 2024 Notes and interest to Series D-1 Preferred Stock	-	-	251,075	251	-	-	718,314	-	-	-	718,565
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	312,775	-	-	-	312,775
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,311,281)	(12,348)	(1,323,629)
Other comprehensive income	-	-	-	-	-	-	-	34	-	-	34
Balance at September 30, 2025	956,985	$957	13,975,638	$13,975	420,279,879	$420,280	$255,163,053	$(60,327)	$(261,688,770)	$(16,178)	$(6,167,010)

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$(7,593,351)
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	226,474	226	-	-	647,935	-	-	648,161
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(504,042)	(504,042)
Other comprehensive loss	-	-	-	-	-	-	-	(415)	-	(415)
Balance at March 31, 2024	12,373,247	12,373	10,587,571	10,587	419,522,119	419,522	245,362,902	(60,580)	(253,194,451)	(7,449,647)
Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	273,691	275	-	-	783,021	-	-	783,296
Comprehensive loss:										-
Net loss	-	-	-	-	-	-	-	-	(846,848)	(846,848)
Other comprehensive income	-	-	-	-	-	-	-	126	-	126
Balance at June 30, 2024	956,985	957	12,002,888	12,003	419,522,119	419,522	246,156,198	(60,454)	(254,041,299)	(7,513,073)
Conversion of 2022 Notes and interest to Series D-1 Preferred Stock	-	-	339,833	339	-	-	972,261	-	-	972,600
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	744,878	745	-	-	2,131,094	-	-	2,131,839
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	(75,776)	(75)	757,760	758	(683)	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,014,351)	(1,014,351)
Other comprehensive income	-	-	-	-	-	-	-	255	-	255
Balance at September 30, 2024	956,985	$957	13,011,823	$13,012	420,279,879	$420,280	$249,258,870	$(60,199)	$(255,055,650)	$(5,422,730)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(4,337,312)	$(2,365,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	949,945	-
Non-cash operating lease expense	36,305	35,325
Depreciation	1,398	6,691
Changes in operating assets and liabilities
Short term receivables	-	465
Prepaid expenses and other current assets	390,778	267,991
Accounts payable	71,225	(294,892)
Unearned grant revenue	(336,108)	(602,808)
Accrued interest	155,064	166,327
Other accrued expenses	648,909	449,721
Operating lease liability	(36,642)	(35,662)
Net Cash Used In Operating Activities	(2,456,438)	(2,372,083)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	550,000	353,000
Proceeds from issuance of convertible notes payable - related parties	975,000	1,950,000
Proceeds from issuance of common stock of majority-owned subsidiary	700,000	-
Repayment of note payable	(186,223)	(243,554)
Repayment of 2021 convertible note payable - related party	-	(100,000)
Net Cash Provided By Financing Activities	2,038,777	1,959,446

Effect of exchange rates on cash and restricted cash	414	27

Net Decrease In Cash and Restricted Cash	(417,247)	(412,610)
Cash and Restricted Cash, Beginning of Period	489,726	1,026,799
Cash and Restricted Cash, End of Period	72,479	$614,189

Cash and restricted cash consisted of the following:
Cash	72,479	$187,457
Restricted cash	-	426,732
	72,479	$614,189

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,305	$5,439
Income taxes	-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$1,770,603	$2,404,057
Conversion of 2024 Notes and related accrued interest to Series D-1 Preferred Stock	$718,565	$-
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$-	$2,131,839
ROU asset in exchange for lease liability	$150,133	$-
Purchase of insurance policies financed by short-term note payable	$(71,904)	$(76,283)
Prepaid software financed by note payable	$(95,070)	-
Forfeited shares of Series D Preferred Stock	$-	$(11,416)
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	$-	$1,141

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash was $72,479 at September 30, 2025. The Company’s working capital deficit was $6,193,668 and $5,998,712 as of September 30, 2025 and December 31, 2024, respectively, net loss for the nine months ended September 30, 2025 and 2024 was $4,265,809 and $2,365,241, respectively, and cash used in operations was $2,456,438 and $2,372,083 for the nine months ended September 30, 2025 and 2024, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

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

As of September 30, 2025, cash requirements for our current liabilities include approximately $4,049,213 for accounts payable and other accrued expenses (including lease liabilities) and $105,860 for a note payable related to our financing of our commercial insurance policies and purchased insurance. Principal and interest in the aggregate amount of $2,316,583 owed in connection with 2021, 2024, and 2025 Notes convert automatically to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financing.

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

Restricted Cash

Restricted cash consists of a grant award received from the State of Tennessee. Restricted cash available as of September 30, 2025 and December 31, 2024 is $0 and $182,284, respectively.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of September 30, 2025 and December 31, 2024, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $0 and $239,726, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment of the Company’s long-lived assets during the nine months ended September 30, 2025 and 2024.

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

Convertible Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815: Derivatives and Hedging. The accounting treatment of derivative financial instruments requires that the Company record qualifying embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income, or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Embedded conversion options classified as derivative liabilities, and any related equity classified freestanding instruments are recorded as a discount to the host instrument.

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

	September 30,
	2025	2024
Options	53,873,102	3,075,000
Convertible preferred stock	140,713,365	131,075,215
2021 unsecured convertible notes and accrued interest	550,121	517,451
2022 unsecured convertible notes and accrued interest	-	7,641,022
2024 unsecured convertible notes and accrued interest	2,061,612	1,578,423
2025 unsecured convertible notes and accrued interest	5,482,550	-

Total potentially dilutive shares	202,680,750	143,887,111

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accrued payroll and taxes	$2,149,773	$1,501,449
Accrued vacation	176,811	131,099
Accrued directors’ fees	310,000	77,500
Accrued other expenses	187,701	465,328
Total Other Accrued Expenses	$2,824,285	$2,175,376

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the nine months ended September 30, 2025:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2025	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$-	$-	$853,000	$2,100,000
Notes issued	-	-	-	-	-	-	-	455,000	-	455,000
Principal converted	-	-	(153,000)	(815,000)	-	-	-	-	(153,000)	(815,000)
Balance as of March 31, 2025	-	100,000	200,000	470,000	500,000	715,000	-	455,000	700,000	1,740,000
Notes issued	-	-	-	-	-	-	150,000	390,000	150,000	390,000
Principal converted	-	-	(200,000)	(470,000)	-	-	-	-	(200,000)	(470,000)
Balance as of June 30, 2025	-	100,000	-	-	500,000	715,000	150,000	845,000	650,000	1,660,000
Notes issued	-	-	-	-	-	-	400,000	130,000	400,000	130,000
Principal converted	-	-	-	-	-	(665,000)	-	-	-	(665,000)
Balance as of September 30, 2025	$-	$100,000	$-	$-	$500,000	$50,000	$550,000	$975,000	$1,050,000	$1,125,000

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

The 2025 Financing will be in the form of unsecured convertible loans from the investors (the “2025 Note Investors”) and evidenced by convertible promissory notes (individually, a “2025 Note” and collectively, the “2025 Notes”). In addition to customary provisions, the 2025 Notes will contain the following provisions:

(i)	The 2025 Notes bear interest at the rate of eight percent (8%) per annum.

(ii)	In the event there is a change of control of the Board, the term of the 2025 Notes will be accelerated and all amounts due under the 2025 Notes may be immediately due and payable at the 2025 Note Investors’ option;

(iii)	The outstanding principal amount and interest payable under the 2025 Notes may be converted early at the 2025 Note Investors’ option into shares of Series D-1 Preferred Stock at a price per share equal to $2.862. Each share of Series D-1 Preferred Stock is convertible into ten (10) shares of common stock; and

(iv)	The outstanding principal amount and interest payable under the 2025 Notes will automatically convert into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2025 Note. Each share of Series D-1 Preferred Stock is convertible into ten (10) shares of the Company’s Common Stock.

During the three months ended September 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $530,000, of which $400,000 was from non-related parties and $130,000 was from an officer and director of the Company. During the nine months ended September 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $1,525,000, of which $550,000 was from non-related parties and $975,000 was from an officer and director of the Company.

As of September 30, 2025, principal and interest in the amount of $1,525,000 and $44,106, respectively, remains outstanding on the 2025 Notes. For the three months ended September 30, 2025, the Company recorded interest expense of $5,466, related to the 2025 Notes. For the nine months ended September 30, 2025, the Company recorded interest expense of $44,106, related to the 2025 Notes.

2024 Financing

On January 15, 2025, the Board approved the closure of the 2024 Financing.

During the nine months ended September 30, 2025, principal and interest in the aggregate amount of $718,565, owed in connection with the 2024 Notes were converted into 251,075 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

As of September 30, 2025, principal and interest in the amount of $550,000 and $40,033, respectively, remains outstanding on the 2024 Notes. The outstanding principal amount and interest payable under the 2024 Notes will automatically convert into shares of the Company’s Series D-1 Preferred Stock twelve (12) months after the issue date of a 2024 Note. Each share of Series D-1 Preferred Stock is convertible into ten (10) shares of the Company’s Common Stock.

2022 Financing

On July 11, 2024, the Board approved the closure of the 2022 Financing.

During the nine months ended September 30, 2025, principal and interest in the aggregate amount of $1,770,603, owed in connection with the 2022 Notes were converted into 618,340 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

As of September 30, 2025, there is no principal or interest outstanding in connection with the 2022 Notes.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of September 30, 2025, principal and interest in the amount of $100,000 and $57,444, respectively, remains outstanding on the 2021 Note.

Interest Expense on Convertible Notes Payable

During the three months ended September 30, 2025, the Company incurred an aggregate of $46,937 in interest expense on outstanding 2021, 2024, and 2025 Notes. During the three months ended September 30, 2024, the Company incurred an aggregate of $55,193 in interest expense on outstanding 2021, 2022 and 2024 Notes. No 2025 Notes were outstanding during the three months ended September 30, 2024.

During the nine months ended September 30, 2025, the Company incurred an aggregate of $155,065 in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes. During the nine months ended September 30, 2024, the Company incurred an aggregate of $166,327 in interest expense on outstanding 2021, 2022 and 2024 Notes. No 2025 Notes were outstanding during the nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, aggregate interest accrued on the Convertible Notes was $141,583 and $172,687, respectively.

6. Notes Payable

The Company obtained financing for our commercial insurance policies and purchased software. As of September 30, 2025 and December 31, 2024, the balance of the Notes payable was $129,481 and $206,463, respectively.

7. Related Party Transactions

During the nine months ended September 30, 2025 and 2024, the Company incurred consulting fees of $0 and $63,600, respectively, for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on September 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Directors’ fees for Mr. Horowitz for the nine months ended September 30, 2025 and 2024 were $0 and $18,750, respectively. Mr. Horowitz waived the amount of $450,000 due to him in directors’ fees upon his resignation.

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended September 30, 2025 and 2024, were $77,500 and $77,500, respectively. Directors’ fees incurred during the nine months ended September 30, 2025 and 2024, were $232,500 and $(198,750) which represents $251,250 offset by the $(450,000) which was waived, respectively. Accrued directors’ fees as of September 30, 2025 and December 31, 2024 were $310,000 and $77,500, respectively.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Deposits	$2,500	$-
Prepaid insurance	75,200	209,320
Prepaid rent	8,106	8,106
Prepaid subscriptions	25,311	27,418
Prepaid other	3,548	4,223
Other current assets	90,844	237,979
Total Prepaid Expenses and Other Current Assets	$205,509	$487,046

Other current assets at December 31, 2024 represents a refund due from the University of Tennessee College of Veterinary Medicine upon termination of contract which was received on February 19, 2025.

9. Stockholders’ Deficit

Preferred Stock

During the three months ended September 30, 2025, the Company issued 251,075 shares of Series D-1 Convertible Preferred Stock upon the conversion of $665,000 of principal and $53,565 of accrued interest outstanding on the 2024 Notes.

During the nine months ended September 30, 2025, the Company issued 869,415 shares of Series D-1 Convertible Preferred Stock upon the conversion of $2,303,000 of principal and $186,168 of accrued interest outstanding on the 2022 and 2024 Notes.

On September 21, 2024, the Company issued 1,143,626 shares of Series D-1 Preferred Stock to Dominic Rodrigues (a Company officer and director) upon his forfeiture of 11,416,242 shares of Series D Preferred Stock.

Number of Preferred Shares

On September 24, 2024, the Company filed an amended Series D Certificate of Designation to decrease the authorized shares from 12,374,000 to 957,100 shares of Series D Convertible Preferred Stock. The Series D-1 Certificate of Designation was also amended to increase the authorized shares from 9,441,000 to 23,042,900 shares of Series D-1 Convertible Preferred Stock.

See Note 15 for details on issuances of 2025 Notes subsequent to September 30, 2025.

Stock Options

On April 1, 2025, the Company granted 5-year options for the purchase of 480,000 shares of the Company’s common stock at an exercise price of $.30 to a consultant (the “Consultant Options”). The Consultant Options had a grant date value of $13,876 and vest 25% at date of grant, and 25% on the first day of each quarter following the date of grant.

The grant date value of the stock options was calculated using the Black Sholes valuation model with the following assumptions:

Risk free interest rate	3.86%
Expected term (years)	2.5
Expected volatility	90%
Expected dividends	0.00%

No stock options were exercised during the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

The following table summarizes stock option activities during the nine months ended September 30, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Options outstanding at January 1, 2025	53,393,102	$0.2834	9.0	$-
Options exercisable at January 1, 2025	20,881,145	0.2791	8.2	$-

Options outstanding at September 30, 2025	53,873,102	0.2836	8.6	$-
Options exercisable at September 30, 2025	21,121,145	$0.2846	7.6	$-

The following table summarizes information about outstanding and exercisable options at September 30, 2025:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options	Intrinsic Value

$0.1200	2,425,000	0.10	2,425,000	$-
$0.2862	814,681	4.10	271,562	$-
$0.2862	49,503,421	9.20	17,534,583	$-
$0.2900	100,000	0.10	100,000	$-
$0.3000	480,000	4.50	240,000	$-
$0.7500	550,000	0.20	550,000	$-
	53,873,102		21,121,145	$-

During the three and nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $312,775 and $949,405, respectively, in connection with the amortization of stock options, of which $13,738 and $40,470, respectively, is included in research and development expense and $299,037 and $909,475, respectively, is included in general and administrative expense (classified in the same manner as the grantee’s wage compensation).

As of September 30, 2025, there was $1,543,383 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 1.17 years.

10. Leases

On June 18, 2022, the Company leased 2,700 square feet of corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending on June 30, 2025. The monthly base rent ranged from $4,053 to $4,278 over the initial term of the lease.

On April 24, 2025, the Company entered into the first amendment to its operating lease agreement, extending the lease term by an additional three years through June 30, 2028. Pursuant to the amendment, monthly base rent will range from $4,391 to $4,616 over the extended term.

Total operating lease expense for the three months ended September 30, 2025 was $13,510, of which $9,007 was included within research and development and $4,503 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended September 30, 2024 was $12,842 of which $8,561 was included within research and development and $4,281 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the nine months ended September 30, 2025 was $38,404, of which $25,603 was included within research and development and $12,801 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the nine months ended September 30, 2024 was $38,686 of which $25,791 was included within research and development and $12,895 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$36,642	$35,662

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$150,133	$-

Weighted Average Remaining Lease Term
Operating leases	2 years, 9 months	9 months

Weighted Average Discount Rate
Operating leases	7.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2025 were as follows:

Future Minimum Payments

Years	Amount
Remainder of 2025	13,172
2026	53,364
2027	54,716
2028	27,696
Total lease payments	148,948
Less: amount representing imputed interest	(10,159)
Present value of lease liability	138,789
Less: current portion	(47,152)
Lease liability, non-current portion	$91,637

11. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds did not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company has elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Tennessee Grant income presented as grant revenue in the period in which it is earned, and qualifying costs presented as research and development expenses included in the Company’s statement of operations in the period that such costs are incurred. As of September 30, 2025 and December 31, 2024, the Company recorded $0 and $336,108, respectively, as unearned grant revenue liability on the accompanying condensed consolidated balance sheets. The Company recorded grant revenue of $0 and $336,108 during the three and nine months ended September 30, 2025, respectively, and $109,745 and $602,808 during the three and nine months ended September 30, 2024, respectively. All grant revenue related to the Tennessee Grant was recognized through June 30, 2025. No additional revenue will be recognized for expenses incurred in connection with the Tennessee Grant.

12. License Transactions

VisiRose

On January 3, 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $700,000 in exchange for the issuance of 3,694 shares of VisiRose common stock. In accordance with the licensing agreement between the Company and the University of Miami, VisiRose also issued an additional 188 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

As of September 30, 2025, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with a 90% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors each hold approximately 2.5%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements.

During the three and nine months ended September 30, 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $12,348 and $71,503, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

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

The following table presents disaggregated financial information with respect to the Company’s Clinical Stage Biotechnology segment for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Grant Revenue	$-	$109,745	$336,108	$602,808
Operating Expenses:
Research and development
Clinical trial and research expenses	213,780	278,885	1,197,570	1,037,706
Depreciation/amortization	-	1,764	-	5,294
Insurance	40,048	57,416	139,864	172,503
Payroll and taxes	69,388	67,360	225,341	201,155
Stock-based compensation	13,638	-	40,470	-
Rent and utilities	9,007	8,562	25,603	25,791
Total research and development	345,861	413,987	1,628,848	1,442,449
General and administrative
Depreciation	466	466	1,398	1,397
Directors’ fees	77,500	77,500	232,500	(198,750)
Donations	-	-	50,000	-
Insurance	35,417	41,580	88,370	128,843
Legal fees	107,670	199,791	353,825	513,271
Other general and administrative expenses	86,440	8,063	126,186	49,410
Payroll and taxes	223,896	201,623	665,013	437,244
Professional fees	88,210	117,657	425,140	411,779
Rent and utilities	5,781	4,806	14,765	14,503
Stock based compensation	299,137	-	909,475	-
Travel and entertainment	5,229	-	14,864	509
Total general and administrative	929,746	651,486	2,881,536	1,358,206
Total Operating Loss	(1,275,607)	(955,728)	(4,174,276)	(2,197,847)
Other Income/(Expense):
Research and development tax credit	-	56	-	9,357
Interest expense	(48,022)	(58,679)	(163,036)	(176,751)
Total Other Income (Expense), Net	(48,022)	(58,623)	(163,036)	(167,394)
Net Loss	$(1,323,629)	$(1,014,351)	$(4,337,312)	$(2,365,241)

Other general and administrative expenses primarily include costs associated with office expenses, bank charges, computer-related expenses, dues and subscriptions, and taxes. These expenses are incurred as part of the day-to-day operations and general administration of the Company’s segments.

15. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below:

Convertible Notes Payable

Subsequent to September 30, 2025, the Company entered into 2025 Notes in the aggregate amount of $445,000, of which $230,000 was from a non-related party investor and $215,000 was from an officer and director of the Company.

Series D-1 Preferred Stock

Subsequent to September 30, 2025, principal and interest in the aggregate amount of $486,300, owed in connection with 2024 Notes was converted into 169,917 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

VisiRose

Subsequent to September 30, 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $150,000 in exchange for the issuance of 792 shares of VisiRose common stock. In accordance with the licensing agreement, VisiRose also issued an additional 40 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

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

The Company’s co-lead indication is pre-operative penile squamous cell carcinoma (“penile SCC”), where patients would receive monotherapy PV-10 at a single-site early-stage clinical trial at Moffitt.

The Company’s other co-lead indication is FOLRINOX-refractory pancreatic ductal adenocarcinoma (“PDAC”) metastatic to the liver (“mPDAC”), where patients would receive the combination therapy of PV-10 and systemically administered gemcitabine and nab-paclitaxel at a single-site early-stage clinical trial at Moffitt.

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

Business Strategy

The Company is selectively continuing ongoing and planning to initiate new monotherapy and combination therapy intratumoral PV-10 clinical trials in melanoma and liver cancer indications to generate more and/or new clinical data and appropriately utilizing clinical data from historical intratumoral PV-10 trials, EAPs, and/or QOL study of these oncology indications. Our goals are to pursue drug approval pathways and/or co-development relationships with commercial pharmaceutical companies for intratumoral PV-10 based on these indications and data.

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

The Company’s processes of synthesizing the RBS molecule into pharmaceutical-grade RBS and manufacturing RBS API and intratumoral PV-10 drug candidate, the processes’ CMC specifications, and the CMC data from the production of stability lots of API and drug candidate have been reviewed by multiple national drug regulatory agencies prior to granting clinical trial authorizations for the Company to commence a historical Phase 3 study of intratumoral PV-10 for the treatment of the Company’s former lead indication of locally advanced cutaneous melanoma, including the U.S. FDA, Germany’s Bundesinstitut für Arzneimittel und Medizinprodukte (BfArM), Australia’s Therapeutic Goods Administration (TGA) under a clinical trial notification, France’s Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), Italy’s Agenzia Italiana del Farmaco (AIFA), Mexico’s Comisión Federal para la Protección contra Riesgos Sanitarios (COFEPRIS), and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica (ANMAT).

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

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug candidates. These expenses consist primarily of:

●	Costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations, and consultants, among others;
●	Salaries and related expenses for personnel;
●	Other outside service costs including cost of contract manufacturing;
●	The costs of supplies and reagents; and,
●	Occupancy and depreciation charges.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation expense, and other related costs for personnel in executive, finance, accounting, business development, legal, information technology and corporate communication functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, patent and accounting services.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

	For the Three Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change

Grant Revenue	$-	$109,745	$(109,745)	(100.0%)
Operating Expenses:
Research and development	345,861	413,987	(68,126)	(16.5%)
General and administrative	929,746	651,486	278,260	42.7%
Total Operating Expenses	1,275,607	1,065,473	210,134	19.7%
Total Operating Loss	(1,275,607)	(955,728)	(319,879)	(33.5%)
Other Income (Expense):
Research and development credit	-	56	(56)	(100.0%)
Interest expense	(48,022)	(58,679)	10,657	18.2%
Total Other Income (Expense), Net	(48,022)	(58,623)	10,601	(18.1%)
Net Loss	$(1,323,629)	$(1,014,351)	$(309,278)	(30.5%)

Overview

The Company’s net loss increased by $309,278 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily as the result of a decrease in grant revenue and an increase in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the three months ended September 30, 2025 was $0, compared to $109,745 for the same period in 2024, representing a decrease of $109,745, or 100.0%. The decrease was primarily attributable to the completion and full recognition of grant revenue under the awarded program.

Operating Expenses:

Research and Development Expenses

Research and development expenses were $345,861 for the three months ended September 30, 2025, representing a decrease of $68,126, or 16.5%, compared to $413,987 for the same period in 2024. The decrease was primarily driven by lower clinical trial and research expenses, reflecting reduced costs related to the manufacturing of a new drug, as well as a decline in insurance expense.

The following table summarizes research and development expenses for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change
Operating Expenses:
Research and development
Clinical trial and research expenses	$213,780	$278,885	$(65,105)	-23.3%
Depreciation/amortization	-	1,764	(1,764)	-100.0%
Insurance	40,048	57,416	(17,368)	-30.2%
Payroll and taxes	69,388	67,360	2,028	3.0%
Stock-based compensation	13,638	-	13,638	NA
Rent and utilities	9,007	8,562	445	5.2%
Total research and development	$345,861	$413,987	$(68,126)	-16.5%

General and Administrative Expense

General and administrative expenses were $929,746 for the three months ended September 30, 2025, an increase of $278,260, or 42.7%, compared to $651,486 for the same period in 2024. The increase was primarily attributable to stock-based compensation expense recognized during the current period from stock options granted in December 2024, as well as higher payroll and related taxes, and increases in other general and administrative costs, which were largely related to late fees on invoices. These increases were partially offset by lower legal fees related to patents, professional fees, and insurance costs compared to the prior-year period.

The following table summarizes general and administrative expenses for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change
Operating Expenses:
General and administrative
Depreciation	$466	$466	$-	0.0%
Directors’ fees	77,500	77,500	-	0.0%
Insurance	35,417	41,580	(6,163)	-14.8%
Legal	107,670	199,791	(92,121)	-46.1%
Other general and administrative cost	86,440	8,063	78,377	972.1%
Payroll and taxes	223,896	201,623	22,273	11.0%
Professional fees	88,210	117,657	(29,447)	-25.0%
Rent and utilities	5,781	4,806	975	20.3%
Stock based compensation	299,137	-	299,137	NA
Travel and entertainment	5,229	-	5,229	NA
Total general and administrative	$929,746	$651,486	$278,260	42.7%

Other Expense, Net

Interest expense was $48,022 for the three months ended September 30, 2025, compared to $58,679 for the same period in 2024, representing a decrease of $10,657, or 18.2%. The decrease was primarily attributable to lower outstanding balances of convertible debt and notes payable during the 2025 period.

The research and development tax credit in Australia decreased to $0 for the three months ended September 30, 2025, compared to $56 for the same period in 2024, a decrease of $56, or 100.0%. The decrease was due to the absence of active clinical trial activities in Australia during the 2025 period.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024

	For the Nine Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change

Grant Revenue	$336,108	$602,808	$(266,700)	(44.2%)
Operating Expenses:
Research and development	1,628,848	1,442,449	186,399	12.9%
General and administrative	2,881,536	1,358,206	1,523,330	112.2%
Total Operating Expenses	4,510,384	2,800,655	1,709,729	61.0%
Total Operating Loss	(4,174,276)	(2,197,847)	(1,976,429)	(89.9%)
Other Income (Expense):
Research and development credit	-	9,357	(9,357)	(100.0%)
Interest expense	(163,036)	(176,751)	13,715	(7.8%)
Total Other Expenses, Net	(163,036)	(167,394)	4,358	(2.6%)
Net Loss	$(4,337,312)	$(2,365,241)	$(1,972,071)	(83.4%)

Overview

The Company’s net loss increased by $1,972,071 or 83.4% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a decline in grant revenue and higher operating expenses, as described below.

Grant Revenue

Grant revenue was $336,108 for the nine months ended September 30, 2025, compared to $602,808 for the same period in 2024, representing a decrease of $266,700, or 44.2%. The decrease was primarily attributable to the completion and full recognition of grant revenue under the awarded program through June 30, 2025.

Operating Expenses

Research and Development Expenses

Research and development expenses were $1,628,848 for the nine months ended September 30, 2025, an increase of $186,399, or 12.9%, compared to $1,442,449 for the same period in 2024. The increase was primarily driven by higher clinical trial and research expenses related to ongoing manufacturing and development activities for a new drug candidate, as well as a rise in payroll and taxes and stock-based compensation reflecting higher personnel costs. These increases were partially offset by a decrease in insurance expense and the absence of depreciation and amortization expense recognized in the prior-year period, as the result of assets being fully depreciated.

The following table summarizes research and development expenses for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change
Operating Expenses:
Research and development
Clinical trial and research expenses	$1,197,570	$1,037,706	$159,864	15.4%
Depreciation/amortization	-	5,294	(5,294)	-100.0%
Insurance	139,864	172,503	(32,639)	-18.9%
Payroll and taxes	225,341	201,155	24,186	12.0%
Stock-based compensation	40,470	-	40,470	NA
Rent and utilities	25,603	25,791	(188)	-0.7%
Total research and development	$1,628,848	$1,442,449	$186,399	12.9%

General and Administrative Expenses

General and administrative expenses were $2,881,536 for the nine months ended September 30, 2025, an increase of $1,523,330, or 112.2%, compared to $1,358,206 for the same period in 2024. The increase was primarily attributable to stock-based compensation expense recognized during the current period from stock options granted in December 2024, as well as higher directors’ fees driven by the reversal of $450,000 previously accrued director fees for Mr. Bruce Horowitz, our former COO, following his resignation on March 25, 2024, higher payroll and payroll taxes resulting from the addition of two new officers in April 2024, and other general and administrative costs, which were largely related to late fees on invoices. Additional increases included donations that were not incurred in the prior year. These increases were partially offset by lower legal fees related to patents and insurance expenses compared to the same period in 2024.

The following table summarizes general and administrative expenses for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended
	September 30,		Increase/
	2025	2024	(Decrease)	% Change
Operating Expenses:
General and administrative
Depreciation	$1,398	$1,397	$1	0.1%
Directors’ fees	232,500	(198,750)	431,250	-217.0%
Donations	50,000	-	50,000	NA
Insurance	88,370	128,843	(40,473)	-31.4%
Legal	353,825	513,271	(159,446)	-31.1%
Other general and administrative cost	126,186	49,410	76,776	155.4%
Payroll and taxes	665,013	437,244	227,769	52.1%
Professional fees	425,140	411,779	13,361	3.2%
Rent and utilities	14,765	14,503	262	1.8%
Stock based compensation	909,475	-	909,475	NA
Travel and entertainment	14,864	-	14,864	NA
Foreign currency transaction losses	-	509	(509)	-100%
Total general and administrative	$2,881,536	$1,358,206	$1,523,330	112.2%

Other Expense, Net

Interest expense was $163,036 for the nine months ended September 30, 2025, compared to $176,751 for the same period in 2024, representing a decrease of $13,715, or 7.8%. The decrease was primarily attributable to lower outstanding balances of convertible debt and notes payable during the 2025 period.

The research and development tax credit in Australia decreased to $0 for the nine months ended September 30, 2025, compared to $9,357 for the same period in 2024, a decrease of $9,357, or 100.0%. The decrease was due to the absence of active clinical trial activities in Australia during the 2025 period.

Liquidity and Going Concern

The Company’s cash and restricted cash were $72,479 at September 30, 2025, compared to $489,726 at December 31, 2024, which included $182,284 of restricted cash. The Company’s working capital deficit was $6,193,668 and $5,998,712 as of September 30, 2025 and December 31, 2024, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $261,688,770 as of September 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of September 30, 2025, cash requirements for our current liabilities include approximately $4,049,213 for accounts payable and other accrued expenses (including lease liabilities) and $105,860 for a note payable related to our financing of our commercial insurance policies and purchased software. Principal and interest in the aggregate amount of $2,316,583 owed in connection with 2021, 2024, and 2025 Notes convert automatically to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2025 Financing

During the three and nine months ended September 30, 2025, the Company received aggregate proceeds of $530,000 and $1,525,000, respectively pursuant to certain unsecured convertible notes (the “2025 Notes”). Through September 30, 2025, the Company had drawn down $1,525,000 under the 2025 Notes.

During October and November 2025, the Company entered into 2025 Notes in the aggregate amount of $445,000, of which $230,000 was from a non-related party investor and $215,000 was from an officer and director of the Company.

Preferred Convertible Stock

During the three months ended September 30, 2025, the Company issued 251,075 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $665,000 of principal and $53,565 accrued interest, outstanding on the Company’s convertible notes. During the nine months ended September 30, 2025, the Company issued 869,415 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $2,303,000 of principal and $185,238 accrued interest, outstanding on the Company’s convertible notes.

During October 2025, principal and interest in the aggregate amount of $486,300, owed in connection with 2024 Notes was converted into 169,917 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

November 13, 2025	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

