Form 10-K
period 2025-12-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2026-03-26
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025 was $30,585,685 (computed on the basis of $0.075 per share).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 23, 2026 was 420,279,879.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2026 annual meeting of stockholders.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements:

●	The uncertainty of generating (i) sales from rose bengal sodium-based drug product candidates PV-10®, PH-10, PV-305, and/or any rose bengal sodium-based or any other halogenated xanthene-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or rose bengal sodium- and other halogenated xanthene-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, the exercise of existing warrants and outstanding stock options, and/or public offerings of debt and/or equity securities; and

●	The disruptions from a public health crisis, such as severe acute respiratory syndrome coronavirus 2, or an economic predicament, such as tariffs, or another macro upheaval to our business that could adversely affect our operations and financial condition.

PART I

ITEM 1.	BUSINESS.

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

RBS can be delivered by different routes of administration. RBS may concurrently display stimulatory and inhibitory effects, may target disease in a multi-mechanistic manner, may be an electron acceptor and donor. Direct contact by RBS with disease may lead to cell death or repair by one or more pathways, depending on the disease being treated and the amount of RBS being utilized. Multivariate innate and adaptive immune activation, signaling, and response may follow.

The Company’s RBS drug platform and pipeline comprise drug product candidates and non-clinical formulations that use different amounts of RBS delivered by different routes of administration specific to each disease area, including:

●	Clinical: Development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical),
●	In vivo: Proof-of-concept programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral),
●	In vitro: Early discovery programs in immune vaccine adjuvants, infectious diseases, tissue regeneration and repair, and proprietary, and
●	In silico: Computer modeling of amyotrophic lateral sclerosis and other disease targets.

Intellectual Property

U.S. Patents

We hold patents covering RBS and HX medical science. All patents awarded by the U.S. Patent and Trademark Office (“USPTO”) that are material to an understanding of the Company are listed in the table below. In 2025, we received one patent award from the USPTO:

U.S. Patent No.	Title	Issue Date	Expiration Date

8,530,675	Process for the synthesis of rose bengal and related xanthenes	September 10, 2013	April 21, 2031

9,107,887	Combination therapy for cancer	August 15, 2015	March 9, 2032

9,273,022	Process for the synthesis of rose bengal and related xanthenes	March 1, 2016	September 17, 2030

9,422,260	Process for the synthesis of rose bengal and related xanthenes	August 23, 2016	September 26, 2030

9,808,524	Combination of local and systematic immunomodulative therapies for melanoma and liver cancer	November 7, 2017	March 9, 2032

9,839,688	Combination of rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	December 12, 2017	March 9, 2032

10,130,658	Method of ex vivo enhancement of immune cell activity for cancer immunotherapy with a small molecule ablative compound	November 20, 2018	December 18, 2035

10,471,144	Combination of local rose bengal and systemic immunomodulative therapies for enhanced treatment of cancer	November 12, 2019	November 12 2034

11,058,664	In vitro and xenograft anti-tumor activity of a halogenated xanthene against refractory pediatric solid tumors	July 13, 2021	May 15, 2039

11,071,781	Combination of local and systemic immunomodulative therapies for enhanced treatment of cancer	July 27, 2021	March 9, 2032

11,419,844	Composition and Methods for Treating Hematologic Cancers	August 23, 2022	December 3, 2040

11,426,379	Combination of Local and Systemic Therapies for Enhanced Treatment of Dermatologic Conditions	August 30, 2022	November 29, 2038

11,938,182	Halogenated xanthenes as vaccine adjuvants	March 26, 2024	March 35, 2041

11,975,106	Uses of halogenated xanthenes in oncology and virology	May 7, 2024	July 6, 2041

11,974,980	In vitro and xenograft anti-tumor activity of a halogenated xanthene against refractory pediatric solid tumors	May 7, 2024	October 13, 2038

12,064,507	Composition and method for oral treatment of leukemia	August 20, 2024	August 4, 2041

12,133,840	Halogenated xanthene composition and method for treating hematologic cancers	November 5, 2024	August 3, 2040

12,377,068	In vitro and xenograft anti-tumor activity of a halogenated-xanthene against refractory pediatric solid tumors	August 05, 2025	May 13, 2039

In 2025, one patent application was also published on the USPTO’s website:

●	Micromolar Halogenated Fluorescein Assists in Full Skin-Thickness Wound Healing (USPTO application number 19/198639).

International Patents

In 2025, the Company received patent awards and allowances for three of our patent families:

Patent No.	Title	Issue Date	Expiration Date

3100358 (Canada)	In vitro and xenograft anti-tumor activity of a halogenated-xanthene against refractory pediatric solid tumors	August 5, 2025	May 15, 2039

3172420 (Canada)	Halogenated-xanthenes as vaccine adjuvants	November 18, 2025	September 29, 2041

202478194 (Australia)	Composition and method for treating hematologic cancers	July 31, 2025	November 19, 2039

201974803 (Australia)	Composition and method for treating hematologic cancers	February 20, 2025	November 19, 2039

102849944 (Korea)	In vitro and xenograft anti-tumor activity of a halogenated-xanthene against refractory pediatric solid tumors	August 20, 2025	May 15, 2039

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

The Company’s co-lead indication for intratumoral PV-10 is pre-operative penile squamous cell carcinoma (“penile SCC”), where patients would receive monotherapy PV-10 at a single-site early-stage clinical trial at Moffitt.

The other co-lead indication for intratumoral PV-10 is FOLRINOX-refractory pancreatic ductal adenocarcinoma (“PDAC”) metastatic to the liver (“mPDAC”), where patients would receive the combination therapy of PV-10 and systemically administered gemcitabine and nab-paclitaxel at a single-site early-stage clinical trial at Moffitt.

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

Business Strategy

The Company is planning to initiate new intratumoral PV-10 monotherapy and combination therapy clinical trials in pre-operative penile SCC and mPDAC indications to generate new clinical data and appropriately utilize historical clinical data from intratumoral PV-10 trials, EAPs, and/or QOL study of injectable solid tumor cancers. Our goals are to pursue drug approval pathways and/or co-development relationships with commercial pharmaceutical companies for intratumoral PV-10 based on these and other indications.

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

Chemical Analytical Comparison

In 2022, the Company worked with a U.S. contract development and manufacturing organization to assess rigorously and methodically three lots of commercial grade rose bengal, one each from three different specialty chemical suppliers, and compare these non-pharmaceutical grade materials with the Company’s pharmaceutical-grade RBS. This chemical analytical work was substantially completed in 2022. The Company believes that the results of these analyses indicated that all three lots of commercial grade rose bengal had rose bengal purity that was drastically different from what was represented on their respective certificates of analysis (“CofAs”), and that one of the three lots contained gross contaminants that were not represented on its CofA.

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

2025 Activity

In June, the Company held its annual stockholder meeting where stockholders approved the proposals of the Board of Directors (“Board”) to seek the authority to undertake a reverse stock split and an authorized share reduction. Meeting activities and the company update were made accessible by Zoom Webinar.

Non-clinical data on PV-10 for the intratumoral treatment of head and neck squamous cell carcinoma were published in Molecular Cancer Therapeutics, titled “PV-10 triggers immunogenic cell death in head and neck squamous cell carcinoma via endoplasmic reticulum stress and apoptosis.”

In September, the Company initiated preclinical research on oral PV-10 in bladder cancer.

In December, non-clinical data on PV-10 for the activation of the body’s natural STING (stimulator of interferon genes) immune pathway were published in Human Vaccines & Immunotherapeutics, titled “PV-10 as New Adjuvant Enhances Immune Responses in Hepatitis B Vaccination Through STING Pathway.”

Competition

In general, the pharmaceutical and biotechnology industries are competitive, characterized by steady and sometimes disruptive advances in products and technology. A number of companies have developed and continue to develop products that address the areas we have targeted. Some of these companies are pharmaceutical companies and biotechnology companies that are international in scope and very large in size, while others are small companies that have been successful in one or more areas we are targeting. Existing or future pharmaceutical, devices, or other competitors may develop products that accomplish similar functions to our technologies in ways that may be less expensive, receive faster regulatory approval, or receive greater market acceptance than our products. Many of our competitors have been in existence longer than we have, have greater capital resources, broader internal structure for research, development, manufacturing, and marketing, and may be further along in their respective product cycles.

Supply Chain

During 2025, we continued manufacturing new clinical supplies of PV-10 and PV-305.

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

Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2 and are intended to gather definitive information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in physician labeling. Phase 3 studies usually include several hundred to several thousand people.

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

We are a clinical-stage drug company that has no prescription drug products approved for commercial sale. We have never generated any substantial revenues and may never achieve substantial revenues or profitability. As of December 31, 2025, we have incurred net losses of approximately $263 million in the aggregate since inception in January 2002. We may never achieve or maintain profitability, even if we succeed in developing and commercializing one or more of our prescription drug candidates. We also expect to continue to incur significant operating expenditures and anticipate that our operating and capital expenses may increase substantially in the foreseeable future as we continue to develop and seek regulatory approval for our prescription drug candidates, develop our prescription drug formulation candidates, implement additional internal systems and infrastructure, and hire additional personnel.

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

We need additional capital to conduct our operations and commercialize and/or further develop our prescription drug candidates and prescription drug formulation candidates in 2026 and beyond, and our ability to obtain the necessary funding is uncertain.

We need additional capital in 2026 and beyond to continue developing and seeking to commercialize our drug product candidates. We intend to continue with the development of our prescription drug candidates and prescription drug formulation candidates on the basis of historical, ongoing, and prospective clinical and non-clinical study results. However, we need to raise additional capital through public or private offerings, debt financing, or other means in order to successfully implement our business plan and develop and market our products.

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

The Company’s cash balance was $251,291 at December 31, 2025. Cash balances as of December 31, 2024 included $182,284 of restricted cash associated with a grant received from the State of Tennessee. There was no restricted cash associated with the grant received from the State of Tennessee as of December 31, 2025 due to the completion of the grant award program during 2025. The Company’s working capital deficit was $6,329,503 and $5,998,712 as of December 31, 2025 and 2024, respectively. The Company continues to incur significant operating losses and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to develop our prescription drug candidates and prescription drug formulation candidates, and to raise additional capital.

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

Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may delay commercialization of, and our ability to derive revenues from our prescription drug candidates, impose costly procedures on us, and diminish any competitive advantages that we may otherwise enjoy.

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

Because we expect sales or licensure of our prescription drug candidates to generate substantially all of our revenues if they are approved, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

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

Cybersecurity Risk Management and Strategy

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

On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranged from $4,053 to $4,278 over the term on the lease.

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

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock trades on the OTCQB Marketplace under the symbol “PVCT”.

As of March 23, 2026, we had 775 active stockholders of record of our common stock.

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

Business Strategy

The Company is selectively continuing ongoing and planning to initiate new monotherapy and/or combination therapy ITU PV-10 clinical trials of solid tumor cancer indications to generate more and/or new clinical data and appropriately utilizing clinical data from historical ITU PV-10 trials, EAPs, and/or QOL study of these oncology indications. Our goals are to pursue drug approval pathways and/or co-development relationships with commercial pharmaceutical companies for ITU PV-10 based on these indications and data.

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

Research and Development Expenses

Research and development expenses include costs incurred in connection with research activities and the clinical development of our product candidates. These expenses consist primarily of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation, for employees engaged in executive and finance functions. General and administrative expenses also include facility-related costs not otherwise included in research and development expenses, director fees, insurance costs, and professional fees for legal, patent, accounting, information technology, corporate communications, and other consulting services provided by third-party firms.

Comparison of the Years Ended December 31, 2025 and 2024

Overview

Refer to tables below for year-over-year comparison of revenues and expenses.

	For the Years Ended
	December 31,
	2025	2024	Increase/(Decrease)	% Change

Grant Revenue	$336,108	$617,140	$(281,032)	-45.5%

Operating Expenses:
Research and development	1,897,276	2,050,663	(153,387)	-7.5%
General and administrative	3,733,597	3,098,861	634,736	20.5%
Total Operating Expenses	5,630,873	5,149,524	481,349	9.3%

Total Operating Loss	(5,294,765)	(4,532,384)	(762,381)	-16.8%

Other Income/(Expense):
Research and development tax credit	-	9,320	(9,320)	-100.0%
Interest expense	(210,359)	(239,073)	28,714	12.0%

Total Other Income (Expense), Net	(210,359)	(229,753)	19,394	8.4%

Net Loss	(5,505,124)	(4,762,137)	(742,987)	-15.6%

Net loss attributable to noncontrolling interest	(74,273)	(29,585)	44,688	151.0%
Net loss attributable to common stockholders	$(5,430,851)	$(4,732,552)	$(698,299)	-14.8%

Grant Revenue

For the years ended December 31, 2025 and 2024, there was $336,108 and $617,140 respectively, of grant revenue recognized related to qualifying expenses that were incurred and included within research and development on the consolidated statements of operations. The decrease of $281,032 or 45.5% was primarily attributable to the completion and full recognition of grant revenue under the awarded program in 2025.

Research and Development

Research and development expenses decreased by $153,387, or 7.5%, to $1,897,276 for the year ended December 31, 2025, from $2,050,663 for the year ended December 31, 2024. The decrease was primarily attributable to lower clinical trial and research-related costs following the closure of certain studies. The decrease was also driven by reduced depreciation expense as certain assets became fully depreciated during the period. In addition, insurance expense declined as a result of a change in insurance carriers, and facility-related costs, including rent and utilities, were lower compared to the prior year and write-off of old accounts payable. These decreases were partially offset by higher stock-based compensation expense and increased payroll-related costs.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024	Increase/(Decrease)	% Change

Operating Expenses:
Research and development:
Clinical trial and research expenses	$1,318,339	$1,463,422	$(145,083)	-9.9%
Depreciation/amortization	-	5,294	(5,294)	-100.0%
Insurance	179,358	225,754	(46,396)	-20.6%
Payroll and taxes	314,014	270,360	43,654	16.1%
Stock-based compensation	54,108	51,536	2,572	5.0%
Rent and utilities	31,457	34,297	(2,840)	-8.3%
Total research and development	$1,897,276	$2,050,663	$(153,387)	-7.5%

General and Administrative

General and administrative expenses increased by $634,736, or 20.5%, to $3,733,597 for the year ended December 31, 2025, from $3,098,861 for the year ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to higher directors’ fees resulting from the reversal of previously waived director fees for Mr. Horowitz following his resignation on March 25, 2024, as well as increased payroll-related expenses associated with the appointment of new officers in April 2024. General and administrative expenses also increased due to a donation made to the University of Miami, higher professional fees primarily related to audit services, increased travel and entertainment expenses associated with investor meetings, and additional costs related to the implementation of NetSuite during 2025. These increases were partially offset by lower insurance costs resulting from a change in insurance carriers, reduced legal fees related to patent matters, and lower stock-based compensation expense primarily due to equity awards granted to two independent directors in 2024 that did not recur in 2025, with equity awards in 2025 limited to executives and employees.

The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)	% Change

Operating Expenses:
General and administrative:
Depreciation	$1,863	$1,863	$0	0.0%
Directors’ fees	310,000	(121,250)	431,250	355.7%
Donations	50,000	-	50,000	100.0%
Insurance	122,089	168,644	(46,555)	-27.6%
Legal and litigation	450,496	576,908	(126,412)	-21.9%
Other general and administrative cost	140,240	66,372	73,868	111.3%
Payroll and taxes	870,187	644,479	225,708	35.0%
Professional fees	570,600	512,500	58,100	11.3%
Rent and utilities	18,455	19,314	(859)	-4.4%
Stock based compensation	1,183,438	1,229,250	(45,812)	-3.7%
Travel and entertainment	16,229	-	16,229	100.0%
Foreign currency translation	-	791	(791)	-100.0%
Total general and administrative	$3,733,597	$3,098,861	$634,736	20.5%

Other Income/(Expense)

Research and development tax credits in Australia were $0 for the year ended December 31, 2025, compared to $9,320 for the year ended December 31, 2024. The decrease was attributable to the absence of active clinical trials in Australia during the current period.

Interest expense decreased by $28,714, or 12.0%, to $210,359 for the year ended December 31, 2025, from $239,073 for the year ended December 31, 2024. The decrease was primarily attributable to the conversion of the 2022 and 2024 Notes into shares of Series D-1 Preferred Stock resulting in lower debt balances during the 2025 period.

The following table summarizes our Other Income/(Expenses) incurred during the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,		Increase/
	2025	2024	(Decrease)	% Change
Other Income/Expense):
Research and development tax credit	$-	$9,320	$(9,320)	-100.0%
Interest expense	(210,359)	(239,073)	28,714	12.0%
Total Other Income/(Expense), Net	$(210,359)	$(229,753)	$19,394	8.4%

Liquidity and Going Concern

Our cash was $251,291 at December 31, 2025, compared to $489,726 at December 31, 2024. Cash balances as of December 31, 2024 included $182,284 of restricted cash associated with a grant received from the State of Tennessee. There was no restricted cash associated with the grant received from the State of Tennessee as of December 31, 2025 due to the completion of the grant award program during 2025.

The consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $262,853,811 as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

Management’s plans include selling our equity securities and obtaining other financing to fund our capital requirements and on-going operations, including the 2025 Financing discussed above; however, there can be no assurance we will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

As of December 31, 2025, cash requirements for our current liabilities include approximately $3,925,681 for accounts payable and other accrued expenses (including lease liabilities) and a $217,772 note payable related to our financing of our commercial insurance policies and purchased software. Also, a related party convertible note payable in the amount of $100,000 plus approximately $59,444 of related interest is past due. Additional related and non-related convertible debt in the amount of $2,510,000 plus $107,824 of accrued interest will mature one year from the date of the notes if not converted prior to maturity.

Access to Capital

Management plans to access capital resources through possible public or private equity offerings, including the 2025 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2025 Financing or otherwise, we will not be able to pay our obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, we cannot assure you that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if we are successful in improving our current cash flow position, we nonetheless plan to seek additional funds to meet our current and long-term requirements in 2026 and beyond. We anticipate that these funds will otherwise come from the proceeds of private placement transactions, including the 2025 Financing, exercise of outstanding stock options, or public offerings of debt or equity securities. While we believe that we have a reasonable basis for our expectation that we will be able to raise additional funds, we cannot assure you that we will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

During the years ended December 31, 2025 and 2024, our sources and uses of cash were as follows:

Net Cash Used in Operating Activities

We experienced negative cash flows from operating activities for the years ended December 31, 2025 and 2024 in the amounts of $3,325,991 and $3,284,091, respectively. The net cash used in operating activities for the year ended December 31, 2025 was primarily due to cash used to fund a net loss of $5,505,123, adjusted for non-cash items in the aggregate amount of $1,287,537 mainly driven by stock-based compensation, plus $891,595 of cash generated from changes in the levels of operating assets and liabilities. The net cash used in operating activities for the year ended December 31, 2024 was primarily due to cash used to fund a net loss of $4,762,137, adjusted for non-cash expenses in the aggregate amount of $1,335,335 mainly driven by stock-based compensation, plus $142,711 of cash generated from changes in the levels of operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the years ended December 31, 2025 and 2024 was $3,087,006 and $2,747,865, respectively. During the year ended December 31, 2025, we received $2,510,000 proceeds from the issuance of convertible notes payable, $850,000 from the issuance of common stock of our majority-owned subsidiary, VisiRose, and offset by $272,994 for the repayment of the short-term note payable. During the year ended December 31, 2024, we received $2,853,000 proceeds from the issuance of convertible notes payable and received $300,000 from the issuance of common stock of our majority-owned subsidiary, VisiRose. These cash proceeds were offset by the $305,135 repayment of a short-term note payable, and the $100,000 repayment of a 2021 convertible note payable.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our consolidated financial statements that require estimation but are not deemed critical, as defined above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 11 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Los Angeles, CA

March 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Provectus Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 2 and 11 to the consolidated financial statements, the accompanying consolidated balance sheet of Provectus Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 2 and 11 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2016 through 2025.

Los Angeles, CA

March 27, 2025

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current Assets:
Cash	$251,291	$307,442
Restricted cash	-	182,284
Prepaid expenses and other current assets	316,583	487,046
Total Current Assets	567,874	976,772
Equipment and furnishings, less accumulated depreciation of $120,013 and $118,151, respectively	3,000	4,863
Operating lease right-of-use asset	126,628	24,624
Total Assets	$697,502	$1,006,259
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$716,220	$1,106,551
Unearned grant revenue	-	336,108
Accrued interest	23,540	27,774
Accrued interest - related parties	120,384	144,913
Other accrued expenses	3,161,379	2,175,376
Notes payable	217,772	206,463
Convertible notes payable	870,000	853,000
Convertible notes payable - related parties	1,740,000	2,100,000
Operating lease liability, current portion	48,083	25,299
Total Current Liabilities	6,897,378	6,975,484
Notes payable, non-current portion	23,621	-
Operating lease liability, non-current portion	79,221	-
Total Liabilities	7,000,220	6,975,484
Commitments, contingencies, and litigation (Note 16)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at December 31, 2025 and 2024; 956,985 shares issued and outstanding at December 31, 2025 and 2024; aggregate liquidation preference of $1,643,333 and $1,095,556 at December 31, 2025 and December 31, 2024, respectively	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at December 31, 2025 and December 31, 2024; 14,183,315 and 13,106,223 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $227,778,438 and $150,040,045 at December 31, 2025 and December 31, 2024, respectively	14,183	13,106
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at December 31, 2025 and 2024	420,280	420,280
Additional paid-in capital	256,179,846	251,090,027
Accumulated other comprehensive loss	(60,191)	(60,741)
Accumulated deficit	(262,853,812)	(257,422,961)
Total Provectus Biopharmaceuticals, Inc., Stockholders’ Deficit	(6,298,737)	(5,959,332)
Non-controlling interest in subsidiary	(3,981)	(9,893)
Total Stockholders’ Deficit	(6,302,718)	(5,969,225)
Total Liabilities and Stockholders’ Deficit	$697,502	$1,006,259

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024

Grant Revenue	$336,108	$617,140
Operating Expenses:
Research and development	1,897,276	2,050,663
General and administrative	3,733,597	3,098,861
Total Operating Expenses	5,630,873	5,149,524
Total Operating Loss	(5,294,765)	(4,532,384)
Other Income (Expense):
Research and development credit	-	9,320
Interest expense	(210,359)	(239,073)
Total Other Income (Expense), Net	(210,359)	(229,753)
Net Loss	(5,505,124)	(4,762,137)
Net Loss attributable to noncontrolling interest	(74,273)	(29,585)
Net Loss attributable to common stockholders	$(5,430,851)	$(4,732,552)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	420,279,879	419,810,059

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2025	2024

Net Loss	$(5,505,124)	$(4,762,137)
Other Comprehensive Loss (Gain):
Foreign currency translation adjustments	550	(576)
Comprehensive Loss, net	(5,504,574)	(4,762,713)
Comprehensive Loss attributed to non-controlling interest	(74,273)	(29,585)
Comprehensive Loss attributed to controlling interest	$(5,430,301)	$(4,733,128)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2024	12,373,247	$12,373	10,361,097	$10,361	419,522,119	$419,522	$244,714,967	$(60,165)	$(252,690,409)	$-	$(7,593,351)

Forfeited shares of Series D Preferred Stock	(11,416,262)	(11,416)	-	-	-	-	11,416	-	-	-	-
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	-	-	1,141,626	1,141	-	-	(1,141)	-	-	-	-
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	280,308	-	-	19,692	300,000
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	1,280,776	-	-	-	1,280,776
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	744,878	745	-	-	2,131,094	-		-	2,131,839
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	934,398	934	-	-	2,673,290	-	-	-	2,674,224
Conversion of Series D-1 Preferred Stock to Common Stock	-	-	(75,776)	(75)	757,760	758	(683)	-	-	-	-
Comprehensive loss:
Net Loss	-	-	-	-	-	-	-	-	(4,732,552)	(29,585)	(4,762,137)
Other Comprehensive Loss	-	-	-	-	-	-	-	(576)	-	-	(576)
Balance at December 31, 2024	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	769,815	-	-	80,185	850,000
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	618,340	618	-	-	1,769,985	-	-	-	1,770,603
Conversion of 2024 Notes to Series D-1 Preferred Stock	-	-	458,752	459	-	-	1,312,473	-	-	-	1,312,932
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	1,237,546	-	-	-	1,237,546
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,430,851)	(74,273)	(5,505,124)
Other comprehensive income	-	-	-	-	-	-	-	550	-	-	550
Balance at December 31, 2025	956,985	$957	14,183,315	$14,183	420,279,879	$420,280	$256,179,846	$(60,191)	$(262,853,812)	$(3,981)	$(6,302,718)

See accompanying notes to consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(5,505,124)	$(4,762,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,237,546	1,280,776
Non-cash operating lease expense	48,128	47,402
Depreciation	1,863	7,157
Changes in operating assets and liabilities
Short term receivables	-	476
Prepaid expenses and other current assets	478,387	84,247
Accounts payable	(390,331)	(569,157)
Unearned grant revenue	(336,108)	(617,140)
Accrued interest	201,772	225,481
Other accrued expenses	986,003	1,066,881
Operating lease liability	(48,127)	(48,077)
Net Cash Used In Operating Activities	(3,325,991)	(3,284,091)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	870,000	853,000
Proceeds from issuance of convertible notes payable - related parties	1,640,000	2,000,000
Proceeds from issuance of common stock of majority-owned subsidiary	850,000	300,000
Repayment of short-term note payable	(272,994)	(305,135)
Repayment of 2021 convertible note payable - related party	-	(100,000)
Net Cash Provided By Financing Activities	3,087,006	2,747,865

Effect of exchange rates on cash and restricted cash	550	(847)

Net Decrease In Cash and Restricted Cash	(238,435)	(537,073)
Cash and Restricted Cash, Beginning of Period	489,726	1,026,799
Cash and Restricted Cash, End of Period	$251,291	$489,726

Cash and restricted cash consisted of the following:
Cash	$251,291	$307,442
Restricted cash	-	182,284
	$251,291	$489,726

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,305	$5,439
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$1,770,603	$2,674,224
Conversion of 2024 Notes and related accrued interest to Series D-1 Preferred Stock	$1,312,932	$-
ROU asset in exchange for lease liability	$149,642	$-
Purchase of insurance policies financed by short-term note payable	$(203,638)	$(233,783)
Purchase of software financed by short-term note payable	$104,286	$-
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$-	$2,131,389
Conversion of Series D-1 Preferred Stock to common stock	$-	$683
Forfeited shares of Series D Preferred Stock	$-	$(11,416)
Issuance of Series D-1 Preferred Stock for forfeited shares of Series D Preferred Stock	$-	$1,141
Issuance of common stock of majority-owned subsidiary	$-	$95,000

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

The Company’s cash balance was $251,291 at December 31, 2025. There was no restricted cash associated with the grant received from the State of Tennessee at December 31, 2025 due to the completion of the grant award program during 2025. The Company’s working capital deficit was $6,329,503 and $5,998,712 as of December 31, 2025 and 2024, respectively. Net loss for the years ended December 31, 2025 and 2024 were $5,505,124 and $4,762,137, respectively, and cash used in operations was $3,325,991 and $3,284,091 for the years ended December 31, 2025 and 2024, respectively. Since the Company’s inception, there has been a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

Future cash requirements for our current liabilities include approximately $3.9 million for accounts payable and accrued expenses, approximately $0.2 million for notes payable and approximately $48,000 for future payments under operating leases. Also, a related party convertible note payable in the amount of $100,000 plus approximately $59,444 of related interest is past due, and additional convertible debt in the amount of $2,510,000 plus $107,824 of accrued interest will mature one year from the date of the notes if not converted prior to maturity,

The Company continues to incur significant operating losses. Further, Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company plans to access capital resources through possible public or private equity offerings, including additional convertible debt issuance pursuant to the 2025 Financing (see Note 5) exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its lead drug candidates, PV-10 and PH-10, through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate the factors which raise substantial doubt include (1) raising funds from the proceeds of private placement transactions, the exercise of outstanding stock options, or public offerings of debt or equity securities, and (2) monetizing the Company’s lead drug candidates. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, the Company cannot provide assurance that such financing will be available when needed or on acceptable terms, or that it will be able to complete additional financing in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the consolidated results of Provectus, its wholly owned subsidiaries, and its majority-owned subsidiary, VisiRose (see Note 15). The interests of non-controlling shareholders in VisiRose are presented as net loss attributable to noncontrolling interest in the Consolidated Statements of Operations and as noncontrolling interest in subsidiary in the Consolidated Balance Sheets. Intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash of $182,284 as of December 31, 2024 consists of a grant award received from the State of Tennessee. There was no restricted cash available as of December 31, 2025 due to the completion of the grant award program during 2025. See Note 14, Grants.

Cash Concentrations

Cash and restricted cash are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2025 and 2024, the Company had cash and restricted cash balances in excess of FDIC insurance limits of $1,291 and $239,726, respectively.

Equipment and Furnishings, net

Equipment and furnishings are stated at cost less accumulated depreciation. Depreciation of equipment and furnishings is provided for using the straight-line method over the estimated useful lives of the assets. Computers and office equipment are being depreciated over five years; furniture and fixtures are being depreciated over ten years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment of its long-lived assets during the years ended December 31, 2025 and 2024.

Grant Revenue

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that the conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as restricted cash and unearned grant revenue. Grant revenue is recognized when qualifying costs are incurred.

Research and Development

Research and development costs are expensed as incurred. Certain shared operating costs, including insurance and facility-related expenses such as rent and utilities, are allocated to research and development based on management’s estimate of the portion of those costs attributable to research and development activities, which is currently approximately two-thirds of such costs.

Research and development expenses consist primarily of payroll and related costs, including stock-based compensation, consulting and contract labor, laboratory supplies and pharmaceutical preparations, insurance, rent and utilities, and depreciation and amortization.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

Leases

The Company leases properties under operating leases. The Company recognizes a liability to make lease payments, the “lease liability,” and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset” upon the commencement of a lease. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There were no income taxes, interest or penalties incurred in 2025 or 2024.

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

	December 31,
	2025	2024
Options	50,683,344	20,881,145
Convertible preferred stock	142,790,135	132,019,215
2021 unsecured convertible notes and accrued interest	557,109	529,156
2022 unsecured convertible notes and accrued interest	-	6,058,054
2024 unsecured convertible notes and accrued interest	-	4,334,130
2025 unsecured convertible notes and accrued interest	9,065,270	-
Total potentially dilutive shares	203,095,858	163,821,700

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company determines the estimated fair value of amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of December 31, 2025 and 2024. The carrying amounts of the Company’s financial assets and liabilities, such as cash, restricted cash, other current assets, accounts payable, unearned grant income, and accrued expenses approximate fair value due to the short-term nature of these instruments.

The carrying amounts of our credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates, are comparable to rates of returns for instruments of similar credit risk.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.

Foreign Currency Translation

The Company’s reporting currency is the United States Dollar. The functional currencies of the Company’s operating subsidiaries are their local currencies (United States Dollar and Australian Dollar). Australian Dollar denominated assets and liabilities of $11,787 and $1,650 at December 31, 2025 and $7,295 and $1,020 at December 31, 2024, respectively are translated into the United States Dollar at the balance sheet date, and net expense accounts of ($11) and ($1,745) for the years ended December 31, 2025 and 2024, respectively are translated at a weighted average exchange rate for the years then ended. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of accumulated other comprehensive loss (“AOCL”), which is a separate component of stockholders’ deficit. Therefore, the U.S. dollar value of the non-equity translated items in the Company’s consolidated financial statements will fluctuate from period to period as the result of the changing value of the U.S. dollar versus the Australian Dollar.

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

Segment

The Company has one operating and reporting segment (clinical stage biotechnology), namely, the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated expense information, other than the expense information included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

Reclassifications

A portion of the prior period stock-based compensation expense, which was previously reported in general and administrative expenses, has been reclassified to research and development expense in order to conform to the current period presentation. This reclassification has no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. This ASU establishes authoritative guidance on the accounting for government grants received by business entities, which previously did not exist. In the absence of specific guidance, many business entities analogized to the guidance in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-for-Profit Entities—Revenue Recognition. The ASU defines two types of government grants: (1) a grant related to an asset (for which there are two approaches to record the grant proceeds) and (2) a grant related to income. A grant related to an asset is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). The ASU defines the criteria that need to be met in order to recognize government grant proceeds and prescribes that a business entity present a grant related to income and a grant related to an asset for which the deferred income approach is elected as part of earnings either (1) separately under a general heading such as other income or (2) deducted from the related expense. The ASU is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the amendments of ASU 2023-09 effective January 1, 2025, and has included the required disclosures in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The retrospective adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows since the guidance pertains to disclosure only.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Accrued payroll and taxes	$2,349,284	$1,501,449
Accrued vacation	189,153	131,099
Accrued directors’ fees	387,500	77,500
Accrued other expenses	235,442	465,328
Total other accrued expenses	$3,161,379	$2,175,376

5. Convertible Notes Payable

The following summarizes convertible note activity during the years ended December 31, 2025 and 2024:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2024	$-	$200,000	$800,000	$1,675,000	$-	$-	$-	$-	$800,000	$1,875,000
Notes issued	-	-	353,000	1,285,000	500,000	715,000	-	-	853,000	2,000,000
Principal converted	-	(100,000)	(800,000)	(1,675,000)	-	-	-	-	(800,000)	(1,775,000)
Balance as of January 1, 2025	-	100,000	353,000	1,285,000	500,000	715,000	-	-	853,000	2,100,000
Notes issued	-	-	-	-	-	-	870,000	1,640,000	870,000	1,640,000
Principal converted	-	-	(353,000)	(1,285,000)	(500,000)	(715,000)	-	-	(853,000)	(2,000,000)
Balance as of December 31, 2025	$-	$100,000	$-	$-	$-	$-	$870,000	$1,640,000	$870,000	$1,740,000

As of December 31, 2025 and December 31, 2024, accrued interest on the convertible notes was $143,924 and $172,687, respectively.

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

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of December 31, 2025, principal and interest in the amount of $100,000 and $59,444, respectively, remains outstanding on the 2021 Note. During the year ended December 31, 2024, the Company repaid $100,000 of principal owed on the 2021 Note.

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $8,000 and $13,400, respectively, related to the 2021 Notes.

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

On July 11, 2024, the Board approved the closure of the 2022 Financing.

During the year ended December 31, 2025, principal and interest in the aggregate amount $1,770,603, owed in connection with the 2022 Notes were converted into 618,340 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. During the year ended December 31, 2024, principal and interest in the aggregate amount of $2,674,224, owed in connection with the 2022 Notes were converted into 934,398 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock.

As of December 31, 2025, all outstanding 2022 Notes have been converted to Series D-1 Preferred Stock. For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $36,788 and $186,654, respectively, related to the 2022 Notes.

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

During the year ended December 31, 2025, principal and interest in the aggregate amount $1,312,932, owed in connection with the 2024 Notes were converted into 458,752 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862 per share. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock. See Note 9, Stockholders’ Deficit for additional information on the Series D-1 Preferred Stock. As of December 31, 2025, all outstanding 2024 Notes have been converted to Series D-1 Preferred Stock.

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $72,504 and $25,428, respectively, related to the 2024 Notes.

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

As of December 31, 2025, principal and interest in the amount of $2,510,000 and $84,480, respectively, remains outstanding on the 2025 Notes. For the year ended December 31, 2025, the Company recorded interest expense of $84,480, related to the 2025 Notes.

6. Notes Payable

The Company obtained short-term financing from First Insurance Funding in 2025 for our commercial insurance policies and Wells Fargo for our new NetSuite Software. As of December 31, 2025, the balance of the notes payable was $241,393, of which $217,772 was classified as a current liability and $23,621 was classified as a non-current liability. As of December 31, 2024, the balance of the note payable was $206,463. For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $5,338 and $13,591, respectively, related to the notes payable.

7. Related Party Transactions

During the year ended December 31, 2024, the Company incurred consulting fees of $63,600 for services rendered by Bruce Horowitz (Capital Strategists) a former member of the Board and former Chief Operating Officer (“COO”). As of March 25, 2024, Mr. Horowitz resigned as COO and member of the Board. On March 26, 2024, the Company paid Mr. Horowitz $250,000 and on June 27, 2024, the Company paid $258,000 for outstanding consulting fees.

Director fees for Mr. Horowitz for the years ended December 31, 2025 and 2024 were $0 and $18,750, respectively. Mr. Horowitz waived the amount of $450,000 due to him in director fees upon his resignation.

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

Directors’ fees incurred during the year ended December 31, 2025 and 2024, were $310,000 and $328,750, respectively. In the first quarter of 2024, the Company recognized a net gain of $121,250, primarily attributable to the $450,000 in fees waived by Mr. Horowitz.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Deferred tax asset	$1,596	$1,596
Prepaid insurance	186,111	209,320
Prepaid rent	8,106	8,106
Prepaid subscriptions	28,848	27,418
Prepaid other	20,524	4,223
Other current assets	71,398	236,383
Total Prepaid Expenses and Other Current Assets	$316,583	$487,046

Other current assets at December 31, 2025 primarily consisted of prepaid software costs related to the implementation of NetSuite. At December 31, 2024, other current assets primarily consisted of a refund receivable from the University of Tennessee College of Veterinary Medicine following the termination of a contract.

In addition, as of December 31, 2025 and 2024, the Company has a short-term receivable in the amount of $2,100,000 that is owed from Peter Culpepper, the former Interim Chief Executive Officer of the Company. The Company has established a reserve of $2,100,000 as of December 31, 2025 and 2024, such that the carrying value of the receivable is $0 as of December 31, 2025 and 2024.

9. Stockholders’ Deficit

Authorized Capital

As of December 31, 2025, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 957,100 shares to Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 23,042,900 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 1,000,000 shares undesignated.

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

Conversion

The Series D Preferred Stock is convertible at the option of the holders thereof into shares of common stock based on a one-for-one conversion ratio. The Series D-1 Preferred Stock is convertible at the option of the holders thereof into shares of common stock based on a one-for-ten conversion ratio. The conversion ratio of the D-Series Preferred Stock is subject to adjustment for stock splits and combinations, recapitalizations, reclassifications, reorganizations, mergers, and consolidations. The D-Series Preferred Stock will automatically convert into shares of common stock upon the fifth anniversary of the date of issuance. See Note 18 – Subsequent Events for information related to the extension of the automatic conversion date.

Preferred Stock Issuances

During the year ended December 31, 2025, convertible notes with principal and accrued interest in the aggregate amount of $3,083,535 were converted into 1,077,092 shares of Series D-1 Preferred Stock.

During the year ended December 31, 2024, the Company issued 744,878 shares of Series D-1 Preferred Stock in satisfaction of accrued directors’ fees in the amount of $2,131,839.

During the year ended December 31, 2024, the Company issued 1,141,262 shares of Series D-1 Preferred Stock in exchange of 11,416,626 shares of Series D Preferred Stock.

During the year ended December 31, 2024, convertible notes with principal and accrued interest in the aggregate amount of $2,674,224 were converted into 934,398 shares of Series D-1 Preferred Stock.

Common Stock Issuances

During the year ended December 31, 2025, the Company did not issue any shares of common stock. During the year ended December 31, 2024, the Company issued 757,760 shares of common stock upon the conversion of 75,776 shares of Series D-1 Preferred Stock.

10. Stock Incentive Plan and Warrants

2024 Equity Compensation Plan

At the shareholder meeting held on June 20, 2024, the proposal for the new 2024 Equity Compensation Plan was approved. The approval gives the Company the authority to grant Options and award Restricted Stock under the 2024 Equity Compensation Plan for up to 100,000,000 shares of our common stock. As of December 31, 2025, there were 49,196,656 shares available for issuance under the 2024 Equity Compensation Plan.

The following table summarizes option activity during the years ended December 31, 2025 and 2024:

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2025	53,393,102	$0.29	9.3	$-
Granted	365,242	0.30
Forfeited	(3,075,000)	0.24
Options outstanding at December 31, 2025	50,683,344	0.29	8.8	-
Options exercisable at December 31, 2025	34,427,368	$0.28	8.8	$-

On December 2, 2024, the Company granted five and ten-year options for the purchase of 50,318,102 shares of the Company’s common stock exercisable at $0.2862 per share, as follows:

●	Ten-year options for the purchase of 1,550,164 shares of the Company’s common stock, with an aggregate grant date value of $112,070 were granted to certain directors of the Company. The options were fully vested upon grant.
●	Ten-year options for the purchase of 47,953,253 shares of the Company’s common stock, with an aggregate grant date value of $3,466,802 were granted to certain Company executives. One-third of the options were fully vested upon grant; the remaining two-thirds vested on each of the next two anniversaries of the date of grant.
●	Five-year options for the purchase of 814,685 shares of the Company’s common stock, with an aggregate grant date value of $39,317 were granted to an employee of the Company. One-third of the options were fully vested upon grant; the remaining two-thirds vested on each of the next two anniversaries of the date of grant.

The grant date value of the stock options was calculated using the Black Sholes valuation model with the following assumptions:

	Options granted during the year ended December 31,
	2025			2024
Risk free interest rate	3.84%		3.86%	4.08%	-	4.19%
Expected term (years)	2.5	-	2.5	3.0	-	5.5
Expected volatility	90%	-	91%	94%	-	100%
Expected dividends		0.00%			0.00%

Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of employee option grants. The Company utilizes an expected volatility figure based on the historical volatility of its common stock over a period of time equivalent to the expected term of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. Forfeitures during the period primarily relate to the options previously held by a former executive officer.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense of $1,237,546. During the year ended December 31, 2024, the Company recognized stock-based compensation expense of $1,280,776. As of December 31, 2025, there was $1,230,608 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of less than one year.

As of December 31, 2025 and 2024, the intrinsic value of outstanding and exercisable options was $0.

The following table summarizes information about stock options outstanding at December 31, 2025:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options

$0.29	50,323,344	8.8	34,067,368
$0.30	360,000	4.5	360,000
	50,683,344	8.8	34,427,368

Warrants

The following table summarizes warrant activity during the year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding and exercisable at January 1, 2024	412,000	$0.97
Forfeited	(412,500)	0.97
Outstanding and exercisable at December 31, 2024	-	$-	-

There was no warrant activity during the year ended December 31, 2025.

11. Income Taxes

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31
	2025	2024
Components of Pre-Tax Income (Loss):
Domestic	$(5,505,122)	$(4,763,882)
Foreign	(40)	(1,745)
Net Pre-Tax Loss	$(5,505,162)	$(4,765,627)

The income tax provision (benefit) consists of the following:

	Year ended December 31
	2025	2024
Federal:
Current	$-	$-
Deferred	410,747	151,885

State and local:
Current	-	-
Deferred	33,005	166,260

Foreign
Current	-	-
Deferred	(1,068)	12,995
	(442,684)	331,140
Change in valuation allowance	442,684	(331,140)
Income tax provision (benefit)	$-	$-

The reconciliations between the statutory federal income tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31
	2025		2024
	Amount	Percentage	Amount	Percentage
Tax benefit at federal statutory rate	$(1,156,076)	(21.0)%	$(1,000,049)	(21.0)%
State income taxes, net of federal benefit*	(282,688)	(5.1)%	(244,536)	(5.1)%
Permanent differences	(63,220)	(1.3)%	482,802	10.1%
Change in valuation allowance	442,684	8.0%	(331,140)	(7.0)%
Prior year true-up:
Timing differences	(137,933)	(2.5)%	43,519	0.9%
Federal NOL carryforward difference	(366,375)	(6.7)%	276	0.0%
State of TN NOL carryforward difference	(87,224)	(1.6)%	(51,737)	(1.1)%
Foreign NOL carryforward difference	(1,337)	0.0%	12,558	0.3%
Expiration of federal & state net operating loss carryforwards
Federal	1,161,471	21.1%	749,958	15.7%
State of TN	497,108	9.0%	364,915	7.7%
Miscellaneous	(6,411)	(0.1)%	(26,566)	(0.6)%
Effective income tax rate	$-	0.0%	$-	0.0%

*	100% State of Tennessee

The components of the Company’s deferred income taxes are summarized below:

	December 31
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$42,142,967	$41,456,195
Research and development credit carryovers	3,554,718	3,456,321
Stock-based compensation	658,163	428,117
Intangible assets	623,987	539,373
Capitalized R&D expenditures	-	884,683
Contribution carryovers	13,068	-
Accrued liabilities	545,523	311,400
Gross deferred tax assets	47,538,426	47,076,089

Deferred Tax Liabilities:
Intangible assets	(784)	(1,271)
Prepaid expenses	(82,321)	(62,182)
Other	-	-
Gross deferred tax liabilities	(83,105)	(63,453)

Valuation allowance	(47,455,321)	(47,012,636)

Deferred tax asset, net of valuation allowance	$-	$-

Change in valuation allowance	$(442,684)	$331,140

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

Since inception of the Company on January 17, 2002, the Company has generated federal, state, and Australian tax net operating losses of approximately $166 million, $140 million, and $109 thousand, respectively. Under the Tax Cuts and Jobs Act, federal net operating losses incurred after December 31, 2017 may be carried forward indefinitely. The tax loss carryforwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation could reduce the Company’s ability to utilize net operating loss carryforwards. Federal net operating losses (“NOLs”) totaling $135.0 million expire in various amounts between 2026 and 2037. Federal NOLS totaling $31.4 million do not expire.

Year	Year of
Generated	Expiration	Amount
2006	2026	$7,192,407
2007	2027	10,218,952
2008	2028	7,017,372
2009	2029	9,573,948
2010	2030	10,344,298
2011	2031	11,225,047
2012	2032	11,193,882
2013	2033	10,273,181
2014	2034	9,075,738
2015	2035	17,455,417
2016	2036	19,710,699
2017	2037	11,703,175
2018	N/A	6,255,067
2019	N/A	4,085,063
2020	N/A	4,167,397
2021	N/A	3,167,687
2022	N/A	1,336,826
2023	N/A	1,114,861
2024	N/A	4,106,962
2025	N/A	7,208,598
Total NOLS		$166,426,577

State NOLS totaling $140.0 million expire in various years between 2026 and 2041.

Year	Year of
Generated	Expiration	Amount
2010	2026	$10,440,651
2011	2027	11,362,120
2012	2028	11,311,394
2013	2029	10,381,763
2014	2030	9,278,510
2015	2031	18,547,287
2016	2032	20,166,661
2017	2033	12,131,850
2018	2034	6,455,113
2019	2035	4,211,210
2020	2036	4,234,755
2021	2037	3,232,081
2022	2038	3,758,942
2023	2039	2,122,720
2024	2040	4,577,022
2025	2041	7,341,058
Total NOLS		$139,553,137

Australia NOLS totaling $109,374 do not expire.

Year Generated	Year of Expiration	Amount
2017	N/A	$628
2018	N/A	51,041
2019	N/A	12,943
2020	N/A	13,754
2021	N/A	11,270
2022	N/A	11,920
2023	N/A	5,293
2024	N/A	3,603
2025	N/A	(1,610)
Total NOLS		$109,374

The Company has determined that there are no uncertain tax positions as of December 31, 2025 or 2024.

We file income tax returns in the U.S., Tennessee, and Australia. As of December 31, 2025, the U.S. federal and Tennessee tax years open to examination are 2022 through 2025. The Australia income tax return remains open to examination for 2023 through 2025.

To date, the Company’s operations conducted by its Australian subsidiary consist primarily of research and development activities. As of December 31, 2025, there were no accumulated earnings and profits in the Company’s foreign subsidiary. At current tax rates, no additional federal income taxes (net of available tax attributes) would be payable if such earnings were to be repatriated.

12. Leases

Leases

On June 18, 2022, the Company moved into 2,700 square feet of leased corporate office space in Knoxville, Tennessee through an operating lease agreement for a term of three years ending June 30, 2025. The monthly base rent ranged from $4,053 to $4,278 over the term on the lease.

On April 24, 2025, the Company entered into the first amendment to its operating lease agreement, extending the lease term by an additional three years through June 30, 2028. Pursuant to the amendment, monthly base rent will range from $4,391 to $4,616 over the extended term.

Total expense for operating leases for the year ended December 31, 2025 was $47,523, of which $31,457 was included within research and development and $16,066 was included within general and administrative expenses on the consolidated statements of operations. Total expense for operating leases for the year ended December 31, 2024 was $51,446, of which, $34,297 was included within research and development and $17,149 was included within general and administrative expenses on the consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For The Years Ended
	December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$47,637	$48,077

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$150,133	$-

Weighted Average Remaining Lease Term
Operating leases	2 years, 6 months	6 months

Weighted Average Discount Rate
Operating leases	7.0%	5.0%

Future minimum payments under the non-cancellable lease as of December 31, 2025 were as follows:

Years	Amount
2026	$53,364
2027	54,716
2028	27,696
Total lease payments	135,776
Less: amount representing imputed interest	(8,472)
Present value of lease liability	127,304
Less: current portion	(48,083)
Lease liability, non-current portion	$79,221

13. 401(K) Profit Sharing Plan

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. There was no contribution made by the Company in 2025 or 2024.

14. Grants

On October 25, 2021, the Company received a grant award of $2,500,000 from the State of Tennessee for the study of animal cancers and dermatological disorders for the period October 15, 2021 to June 30, 2022 (the “Tennessee Grant” or “Grant”). The Tennessee Grant was pre-funded; therefore, the funds did not need to be used in full by June 30, 2022. The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. The Company elected gross presentation of the Tennessee Grant income earned and the related research and development expenses, with Tennessee Grant income presented as grant revenue in the period in which it was earned, and qualifying costs presented as research and development expenses included in the Company’s consolidated statement of operations in the period that such costs are incurred. As of December 31, 2024, the Company recorded $336,108 as unearned grant revenue liability on the accompanying consolidated balance sheets. The grant award program was completed and fully recognized during 2025; accordingly, the unearned grant revenue liability was $0 as of December 31, 2025.

The Company recorded $336,108 and $617,140 grant revenue during the years ended December 31, 2025 and 2024, respectively.

15. License Transactions

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

Pursuant to the requirements of the License Agreement, the Company created a new subsidiary “VisiRose” for the purpose of developing and commercializing Licensed Products and Licensed Processes, assigned the License Agreement to VisiRose, and entered into an equity agreement with respect to VisiRose’s securities. Pursuant to the equity agreement, VisiRose is required to issue to the University 5% of the total number of issued and outstanding shares of VisiRose. The University has certain anti-dilution rights related to additional issuances of VisiRose securities before VisiRose receives a total of $2,000,000 in cash.

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

Provectus holds a majority ownership interest in its subsidiary, VisiRose, with a 89.3% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors hold ownership interests of approximately 5.7%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its consolidated financial statements. During the years ended December 31, 2025 and 2024, the Company recorded a net loss of $74,273 and $29,585, respectively, attributable to the noncontrolling interest in VisiRose, reflecting the noncontrolling interests’ proportionate share of the subsidiary’s losses. During the year ended December 31, 2025 additional investments of $850,000 were received by VisiRose. In connection with these investments, the University of Miami received an additional 228 shares of common stock.

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

The following table presents disaggregated financial information with respect to the Company’s Clinical Stage Biotechnology segment for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended
	December 31,
	2025	2024

Grant Revenue	$336,108	$617,140
Operating Expenses:
Research and development
Clinical trial and research expenses	1,318,339	1,463,422
Depreciation/amortization	-	5,294
Insurance	179,358	225,754
Payroll and taxes	314,014	270,360
Stock based compensation	54,108	51,536
Rent and utilities	31,457	34,297
Total research and development	1,897,276	2,050,663
General and administrative
Depreciation	1,863	1,863
Directors’ fees	310,000	(121,250)
Donations	50,000	-
Insurance	122,089	168,644
Legal fees	450,496	576,908
Other general and administrative expenses	140,240	66,372
Payroll and taxes	870,187	644,479
Professional fees	570,600	512,500
Rent and utilities	18,455	19,314
Stock based compensation	1,183,438	1,229,240
Travel and entertainment	16,229	-
Foreign currency transaction losses	-	791
Total general and administrative	3,733,597	3,098,861
Total Operating Loss	(5,294,765)	(4,532,384)

Other Income/(Expense):
Research and development tax credit	-	9,320
Interest expense	(210,359)	(239,073)
Net Loss	$(5,505,124)	$(4,762,137)

Other general and administrative expenses primarily include costs associated with office expenses, bank charges, computer-related expenses, dues and subscriptions, and taxes. These expenses are incurred as part of the day-to-day operations and general administration of the Company’s segment.

18. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

Convertible Notes Payable

Subsequent to December 31, 2025, the Company entered into 2025 Notes with a related party investor (a director of the Company) in the aggregate principal amount of $175,000.

Subsequent to December 31, 2025, the Company entered into 2025 Notes with a non-related party investor in the aggregate principal amount of $110,000.

Preferred Stock

Subsequent to December 31, 2025, principal and interest in the aggregate amount of $491,097 representing 2025 Notes were converted into 171,594 shares of Series D-1 Convertible Preferred Stock upon automatic conversion of the 2025 Notes.

Subsequent to December 31, 2025, the Company filed amendments with the State of Delaware extending the automatic conversion date of its Series D and Series D-1 Preferred Stock to December 31, 2028.

VisiRose

Subsequent to December 31, 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $75,000 in exchange for the issuance of 396 shares of VisiRose common stock. In accordance with the licensing agreement, VisiRose also issued an additional 40 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

All financial statements are set forth under Part II, Item 8 of this report.

Financial Statement Schedules

None

Exhibits

Exhibit
No.	Description

3.1	Certificate of Incorporation of Provectus Biopharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (as amended by the Certificate of Amendment, dated June 24, 2024 and the Certificate of Amendment, dated January 30, 2026).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Convertible Preferred Stock (as amended by the Certificate of Amendment, dated March 30, 2022, the Certificate of Amendment dated June 24, 2024, and the Certificate of Amendment, dated January 30, 2026).

3.4	Bylaws of Provectus Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2014).

4.1	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

4.2	Specimen certificate for the Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4, Commission File No. 333-208816, filed with the SEC on December 31, 2015).

4.3	Form of Unsecured Convertible Promissory Note under the 2021 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 18, 2021).

4.4	Form of Unsecured Convertible Promissory Note under the 2022 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on September 26, 2022).

4.5	Form of Unsecured Convertible Promissory Note under the 2024 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

4.6	Form of Unsecured Convertible Promissory Note under the 2025 Financing Term Sheet (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

4.7†	Description of Securities.

10.1*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002 between the Company and Timothy C. Scott (incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.2*	Confidentiality, Inventions and Non-Competition Agreement dated as of November 26, 2002, between the Company and Eric A. Wachter (incorporated by reference to Exhibit 10.10 of the Company’s annual report on Form 10-KSB filed with the SEC on April 15, 2003).

10.3	Material Transfer Agreement dated as of July 31, 2003 between Schering-Plough Animal Health Corporation and the Company (incorporated by reference to Exhibit 10.15 of the Company’s quarterly report on Form 10-QSB filed with the SEC on August 14, 2003).

10.4	Controlled Equity OfferingSM Sales Agreement, dated April 30, 2014, by and between Provectus Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 30, 2014).

10.5	Stipulated Settlement Agreement and Mutual Release, dated June 6, 2014, by and among the Company as nominal defendant, H. Craig Dees, Timothy C. Scott, Eric A. Wachter, Peter R. Culpepper, Stuart Fuchs, Kelly M. McMasters, and Alfred E. Smith, IV, as defendants, and Glenn Kleba and Don B. Dale, as plaintiffs (Exhibits Omitted) (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 7, 2014).

10.6	Definitive Financing Commitment Term Sheet dated March 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 10, 2017).

10.7	2020 Definitive Financing Term Sheet (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K filed with the SEC on March 5, 2020).

10.8	2021 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 10, 2021).

10.9	2022 Financing Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2022).

10.10	2024 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2024).

10.11	2025 Financing Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 22, 2025).

10.12	Exclusive License Agreement (with Equity), dated March 21, 2024, by and between the Company and University of Miami (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 27, 2024).

10.13	Assignment and Assumption Agreement, dated December 20, 2024, by and between the Company and VisiRose and approved by the University of Miami (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 26, 2024).

10.14*	Provectus Pharmaceuticals, Inc. 2012 Stock Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 30, 2012).

10.15*	2017 Amendment and Restatement of the Provectus Biopharmaceuticals, Inc. 2014 Equity Compensation Plan (incorporated herein by reference to Appendix A of the Company’s definitive proxy statement filed with the SEC on April 27, 2017).

10.16*	Provectus Biopharmaceuticals, Inc. 2024 Equity Compensation Program (incorporated by reference to Appendix C of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2024).

10.17*	Form of Common Stock Option Agreement for Officers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.18*	Form of Common Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.19*	Pershing Executive Employment Agreement, dated April 16, 2024, between the Company and Ed Pershing (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.20*	Rodrigues Executive Employment Agreement, dated April 16, 2024, between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 16, 2024).

10.21*	Raines Amended Executive Employment Agreement, dated December 3, 2024, between the Company and Heather Raines (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 5, 2024).

10.22*	Executive Employment Agreement between the Company and Eric A. Wachter, Ph.D., dated May 17, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed May 20, 2019).

10.23	Conversion Agreement, dated June 21, 2024, by and between the Company and Dominic Rodrigues (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2024).

10.24	Independent Contractor and Director Fee Termination Agreement and Release, dated March 25, 2024, between the Company and Bruce Horowitz (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 26, 2024).

10.25	Indemnification Agreement between the Company and Dominic Rodrigues, dated April 3, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 4, 2017).

10.26	Indemnification Agreement between the Company and Ed Pershing, dated April 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 24, 2018).

10.27	Indemnification Agreement between the Company and Jack Lacey, MD, dated April 19, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 24, 2018).

10.28	Indemnification Agreement between the Company and Webster Bailey, effective as of July 20, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2011).

16	Letter from Marcum dated April 16, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed with the SEC on April 16, 2025).

19†	Provectus Biopharmaceuticals, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2025).

21†	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2025).

31.1†	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32††	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.
††	Furnished herewith.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2026

PROVECTUS BIOPHARMACEUTICALS, INC.

By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Raines	Chief Financial Officer	March 25, 2026
Heather Raines, CPA	(principal financial officer and principal accounting officer)

/s/ Dominic Rodrigues	President and Director, Vice Chairman of the Board	March 25, 2026
Dominic Rodrigues	(principal executive officer)

/s/ Webster Bailey	Director	March 25, 2026
Webster Bailey

/s/ John W. Lacey, III, MD	Director	March 25, 2026
John W. Lacey, III, MD

/s/ Ed Pershing	CEO and Director and Chairman of the Board	March 25, 2026
Ed Pershing

