Form 10-Q
period 2026-03-31
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2026-05-14
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 12, 2026 was 420,279,879.

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

Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including those described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025), and:

●	The uncertainty of generating (i) sales from rose bengal sodium (“RBS”)-based drug product candidates PV-10®, PH-10, PV-305, and/or any RBS-based or other halogenated xanthene (“HX”)-based drug product candidates (if and when approved), (ii) licensing, milestone, royalty, and/or other payments related to these drug product candidates, and/or (iii) payments from the Company’s liquidation, dissolution, or winding up, or any sale, lease, conveyance, or other disposition of any intellectual property relating to these drug product candidates and/or RBS- and other HX-based drug substances;

●	The uncertainty of raising additional capital through the proceeds of private placement transactions of debt and/or equity securities, and outstanding stock options, and/or public offerings of debt and/or equity securities; and

●	The disruptions from a public health crisis, such as severe acute respiratory syndrome coronavirus 2, or an economic predicament, such as tariffs, or another macro upheaval to our business that could adversely affect our operations and financial condition.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash	$223,883	$251,291
Prepaid expenses and other current assets	236,502	316,583
Total Current Assets	460,385	567,874
Equipment and furnishings, less accumulated depreciation of $120,479 and $120,013, respectively	2,534	3,000
Operating lease right-of-use asset	114,661	126,628
Total Assets	$577,580	$697,502
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$815,315	$716,220
Accrued interest	38,300	23,540
Accrued interest - related parties	119,545	120,384
Other accrued expenses	3,568,311	3,161,379
Notes payable	161,265	217,772
Convertible notes payable	980,000	870,000
Convertible notes payable - related parties	1,510,000	1,740,000
Operating lease liability, current portion	49,025	48,083
Total Current Liabilities	7,241,761	6,897,378
Notes payable, non-current portion	-	23,621
Operating lease liability, non-current portion	66,649	79,221
Total Liabilities	7,308,410	7,000,220
Commitments, contingencies, and litigations (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized; Series D Convertible Preferred Stock; 957,100 shares designated at March 31, 2026 and December 31, 2025; 956,985 shares issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $1,643,333 at March 31, 2026 and December 31, 2025, respectively	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at March 31, 2026 and December 31, 2025; 14,355,050 and 14,183,315 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $231,040,798 and $227,778,438 at March 31, 2026 and December 31, 2025, respectively	14,355	14,183
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at March 31, 2026 and December 31, 2025	420,280	420,280
Additional paid-in capital	257,043,993	256,179,846
Accumulated other comprehensive loss	(59,906)	(60,191)
Accumulated deficit	(264,144,266)	(262,853,812)
Total Provectus Biopharmaceuticals, Inc., Stockholders’ Deficit	(6,724,587)	(6,298,737)
Non-controlling interest in subsidiary	(6,243)	(3,981)
Total Stockholders’ Deficit	(6,730,830)	(6,302,718)
Total Liabilities and Stockholders’ Deficit	$577,580	$697,502

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Grant Revenue	$-	$278,628
Operating Expenses:
Research and development	333,334	402,704
General and administrative	914,569	973,865
Total Operating Expenses	1,247,903	1,376,569
Total Operating Loss	(1,247,903)	(1,097,941)
Other Expense:
Interest expense	(53,046)	(63,661)
Net Loss	(1,300,949)	(1,161,602)
Net loss attributable to noncontrolling interest	(10,495)	(21,494)
Net loss attributable to common stockholders	$(1,290,454)	$(1,140,108)

Basic and Diluted Loss Per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	420,279,879	420,279,879

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net Loss	$(1,300,949)	$(1,161,602)
Other Comprehensive Income:
Foreign currency translation adjustments	285	52
Comprehensive Loss, net	(1,300,664)	(1,161,550)
Comprehensive Loss attributable to non-controlling interest	(10,495)	(21,494)
Comprehensive Loss attributable to controlling interest	$(1,290,169)	$(1,140,056)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2026	956,985	$957	14,183,315	$14,183	420,279,879	$420,280	$256,179,846	$(60,191)	$(262,853,812)	$(3,981)	$(6,302,718)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	66,767	-	-	8,233	75,000
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	171,735	172	-	-	491,329	-	-	-	491,501
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	306,051	-	-	-	306,051
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,290,454)	(10,495)	(1,300,949)
Other comprehensive income	-	-	-	-	-	-	-	285	-	-	285
Balance at March 31, 2026	956,985	$957	14,355,050	$14,355	420,279,879	$420,280	$257,043,993	$(59,906)	$(264,144,266)	$(6,243)	$(6,730,830)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Preferred Stock Series D		Preferred Stock Series D-1		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	$957	13,471,623	$13,471	420,279,879	$420,280	$253,086,238	$(60,689)	$(258,563,069)	$33,831	$(5,068,981)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(1,300,949)	$(1,161,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	306,051	315,100
Non-cash operating lease expense	11,967	12,232
Depreciation	466	467
Changes in operating assets and liabilities
Prepaid expenses and other current assets	80,081	307,032
Accounts payable	99,095	(362,580)
Unearned grant revenue	-	(278,628)
Accrued interest	50,422	58,152
Other accrued expenses	406,932	28,953
Operating lease liability	(11,630)	(12,570)
Net Cash Used In Operating Activities	(357,565)	(1,093,444)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	110,000	-
Proceeds from issuance of convertible notes payable - related parties	225,000	455,000
Proceeds from issuance of common stock of majority-owned subsidiary	75,000	700,000
Repayment of short-term notes payable	(80,128)	(81,885)
Net Cash Provided By Financing Activities	329,872	1,073,115

Effect of exchange rates on cash and restricted cash	285	57

Net Decrease In Cash and Restricted Cash	(27,408)	(20,272)
Cash and Restricted Cash, Beginning of Period	251,291	489,726
Cash and Restricted Cash, End of Period	$223,883	$469,454

Cash and restricted cash consisted of the following:
Cash	$223,883	$390,435
Restricted cash	-	79,019
	$223,883	$469,454

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,305	$2,829
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$1,046,694
Conversion of 2025 Notes and related accrued interest to Series D-1 Preferred Stock	$491,501	$-

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

The Company’s RBS drug platform and pipeline comprise drug product candidates and non-clinical formulations that use different amounts of RBS and are delivered by different routes of administration specific to each disease area, including:

●	Clinical: Drug development programs in oncology (intratumoral administration), dermatology (topical), and ophthalmology (topical),

●	In vivo: Proof-of-concept programs in oncology (oral), hematology (oral), wound healing (topical), and canine cancers (intratumoral),

●	In vitro: Early discovery programs in infectious diseases and tissue regeneration and repair, and

●	In silico: Computer modeling of amyotrophic lateral sclerosis and other proprietary disease targets.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues or profits from planned principal operations.

The Company’s cash was $223,883 and $251,291 at March 31, 2026 and December 31, 2025, respectively. The Company’s working capital deficit was $6,781,376 and $6,329,504 as of March 31, 2026 and December 31, 2025, respectively, net loss for the three months ended March 31, 2026 and 2025 was $1,300,949 and $1,161,602, respectively, and cash used in operations was $357,565 and $1,093,444 for the three months ended March 31, 2026 and 2025, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

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

As of March 31, 2026, cash requirements for our current liabilities include approximately $4,432,651 for accounts payable and other accrued expenses (including lease liabilities) and $161,265 for notes payable related to our financing of our commercial insurance policies and software license. Principal and interest in the aggregate amount of $2,647,845 owed in connection with 2021 and 2025 Convertible Notes Payable convert automatically to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

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

3. Significant Accounting Policies

Since the date the Company’s December 31, 2025 consolidated financial statements were issued in its 2025 Annual Report on March 25, 2026, there have been no material changes to the Company’s significant accounting policies.

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

Cash Concentrations

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of March 31, 2026 and December 31, 2025, the Company had cash balances in excess of FDIC insurance limits of $0 and $1,291, respectively.

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

	March 31,
	2026	2025
Options	50,803,349	53,393,102
Convertible preferred stock	144,507,485	135,673,215
2021 unsecured convertible notes and accrued interest	564,097	536,145
2022 unsecured convertible notes and accrued interest	-	2,496,483
2024 unsecured convertible notes and accrued interest	-	4,419,035
2025 unsecured convertible notes and accrued interest	8,687,636	1,605,451

Total potentially dilutive shares	204,562,567	198,123,431

Segment

The Company has one operating and reporting segment (namely, clinical stage biotechnology), for the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated expense information, other than the expense information included in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this standard on January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on its condensed consolidated financial statements and related disclosures.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Accrued payroll and taxes	$2,606,568	$2,349,284
Accrued vacation	207,295	189,153
Accrued directors’ fees	465,000	387,500
Accrued other expenses	289,448	235,442
Total Other Accrued Expenses	$3,568,311	$3,161,379

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the three months ended March 31, 2026:

	2021 Financing	2025 Financing		Total
	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2026	$100,000	$870,000	$1,640,000	$870,000	$1,740,000
Notes issued	-	110,000	225,000	110,000	225,000
Principal converted	-	-	(455,000)	-	(455,000)
Balance as of March 31, 2026	$100,000	$980,000	$1,410,000	$980,000	$1,510,000

The 2021 Notes and 2025 Notes, are together, the “Convertible Notes”. The embedded conversion options associated with the Convertible Notes do not require bifurcation and treatment as a derivative liability.

Related party investors in the Company’s convertible notes consist of an officer, an officer/director of the Company and a beneficial owner of more than 10% of the Company’s outstanding equity securities.

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

During the three months ended March 31, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $335,000, of which $110,000 was from a non-related party and $225,000 was from an officer and director of the Company.

As of March 31, 2026, principal and interest in the amount of $2,390,000 and $96,401, respectively, remains outstanding on the 2025 Notes.

See Note 15 for details on issuances of 2025 Notes subsequent to March 31, 2026.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of March 31, 2026, principal and interest in the amount of $100,000 and $61,444, respectively, remains outstanding on the 2021 Note.

Interest Expense on Convertible Notes Payable

During the three months ended March 31, 2026, the Company incurred an aggregate of $50,422 in interest expense on outstanding 2021 and 2025 Notes.

During the three months ended March 31, 2025, the Company incurred an aggregate of $58,152 in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes.

As of March 31, 2026 and December 31, 2025, aggregate interest accrued on the Convertible Notes was $157,845 and $143,924, respectively.

6. Notes Payable

The Company obtained financing for our commercial insurance policies and software license. As of March 31, 2026 and December 31, 2025, the balance of the notes payable was $161,265 and $217,772, respectively.

7. Related Party Transactions

See Note 5 for details of other related party transactions.

Directors’ fees incurred during the three months ended March 31, 2026 and 2025, were $77,500 and $77,500, respectively. Accrued directors’ fees as of March 31, 2026 and December 31, 2025 were $465,000 and $387,500, respectively.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Deferred tax asset	$1,596	$1,596
Prepaid insurance	128,602	186,111
Prepaid rent	8,106	8,106
Prepaid subscriptions	21,900	28,848
Prepaid other	22,750	20,524
Prepaid software	53,548	71,398
Total Prepaid Expenses and Other Current Assets	$236,502	$316,583

9. Stockholders’ Deficit

Preferred Stock

During the three months ended March 31, 2026, the Company issued 171,735 shares of Series D-1 Convertible Preferred Stock upon the conversion of $455,000 of principal and $36,501 of accrued interest outstanding on the 2025 Notes.

Preferred Shares

On January 30, 2026, the Company filed amendments with the State of Delaware extending the automatic conversion date of its Series D and Series D-1 Preferred Stock to December 31, 2028.

See Note 15 for details on issuances of Series D-1 Preferred Stock subsequent to March 31, 2026.

Stock Options

On April 1, 2025, the Company granted 5-year options for purchase of 120,000 options per quarter, and issued on the first day of the quarter, totaling to 480,000 throughout the term, at an exercise price of $0.30 to a consultant (the “Consultant Options”).

The grant date value of the stock options was calculated using the Black Scholes valuation model with the following assumptions:

Risk free interest rate	3.86%
Expected term (years)	2.5
Expected volatility	90%
Expected dividends	0.00%

No stock options were exercised during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes stock option activities during the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value

Options outstanding at January 1, 2026	50,683,344	$0.2863	8.8	$-
Options exercisable at January 1, 2026	34,427,368	$0.2863	8.8	$-

Granted	120,000	$0.30	8.8	$-

Options outstanding at March 31, 2026	50,803,349	$0.2863	8.6	$-
Options exercisable at March 31, 2026	34,547,368	$0.2864	8.6	$-

The following table summarizes information about outstanding and exercisable options at March 31, 2026:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options	Intrinsic Value

$0.2862	814,681	3.92	543,124	$-
$0.2862	49,503,426	8.92	33,519,002	$-
$0.2862	5,242	4.75	5,242	$-
$0.3000	480,000	4.25	480,000	$-
	50,803,349		34,547,368	$-

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $306,051 and $315,100, respectively, in connection with the amortization of stock options, of which $13,342 and $13,894, respectively, is included in research and development expense and $292,709 and $301,206, respectively, is included in general and administrative expense.

As of March 31, 2026, there was $924,557 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 6.7 months.

10. Leases

Total operating lease expense for the three months ended March 31, 2026 was $13,934, of which $9,064 was included within research and development and $5,294 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended March 31, 2025 was $12,219 of which $8,146 was included within research and development and $4,651 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$11,630	$12,570

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	2 years, 3 months	3 months

Weighted Average Discount Rate
Operating leases	7.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of March 31, 2026 were as follows:

Future Minimum Payments

Years	Amount
Remainder of 2026	$40,192
2027	54,716
2028	27,696
Total lease payments	122,604
Less: amount representing imputed interest	(6,930)
Present value of lease liability	115,674
Less: current portion	(49,025)
Lease liability, non-current portion	$66,649

11. Grants

The Company recorded grant revenue of $0 during the three months ended March 31, 2026, and $278,628 during the three months ended March 31, 2025 in connection with a $2,500,000 grant from the State of Tennessee (the “Tennessee Grant”). The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. All grant revenue related to the Tennessee Grant was recognized at June 30, 2025. No additional revenue will be recognized for expenses incurred in connection with the Tennessee Grant. As of March 31, 2026 and December 31, 2025, the Company did not have any unearned grant revenue liability on the accompanying condensed consolidated balance sheet.

12. License Transactions

VisiRose

During the three months ended March 31, 2026 and 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $75,000 and $700,000, respectively in exchange for the issuance of 396 and 3,694 shares of VisiRose common stock, respectively. In accordance with the licensing agreement between the Company and the University of Miami, VisiRose also issued an additional 40 and 188 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest, respectively.

As of March 31, 2026, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with an 88.9% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors together hold approximately 6.1%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements.

During the three months ended March 31, 2026 and 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $10,495 and $21,494, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

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

The following table presents disaggregated financial information with respect to the Company’s Clinical Stage Biotechnology segment for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31,
	2026	2025

Grant Revenue	$-	$278,628
Operating Expenses:
Research and development
Clinical trial and research expenses	189,138	250,496
Insurance	39,663	47,989
Payroll and taxes	78,017	82,179
Stock based compensation	13,342	13,894
Rent and utilities	9,064	8,146
Travel and entertainment	4,110	-
Total research and development	333,334	402,704
General and administrative
Depreciation	466	466
Directors fees	77,500	77,500
Donations	-	50,000
Insurance	35,305	26,760
Legal fees	143,351	121,022
Other general and administrative expenses	27,631	16,872
Payroll and taxes	221,673	216,713
Professional fees	109,955	158,627
Rent and utilities	5,294	4,651
Stock based compensation	292,709	301,206
Travel and entertainment	685	-
Foreign currency transaction losses	-	48
Total general and administrative	914,569	973,865
Total Operating Loss	(1,247,903)	(1,097,941)
Other Expense:
Interest expense	(53,046)	(63,661)
Net Loss	$(1,300,949)	$(1,161,602)

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

Convertible Notes Payable

Subsequent to March 31, 2026, the Company entered into 2025 Notes in the aggregate amount of $130,000, all of which were from non-related party investors.

Series D-1 Preferred Stock

Subsequent to March 31, 2026, principal and interest in the aggregate amount of $237,698, owed in connection with 2025 Notes was converted into 83,055 shares of Series D-1 Preferred Stock at the Conversion Price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026 (“2025 Form 10-K”), which includes additional information about our critical accounting policies and practices and risk factors. Historical results and percentage relationships set forth in the condensed consolidated statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

	For the Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)	% Change

Grant Revenue	$-	$278,628	$(278,628)	-100.0%
Operating Expenses:
Research and development	333,334	402,704	(69,370)	-17.2%
General and administrative	914,569	973,865	(59,296)	-6.1%
Total Operating Expenses	1,247,903	1,376,569	(128,666)	-9.3%
Total Operating Loss	(1,247,903)	(1,097,941)	(149,962)	-13.7%
Other Expense:
Interest expense	(53,046)	(63,661)	(10,615)	-16.7%
Net Loss	(1,300,949)	(1,161,602)	139,347	12.0%
Net Loss attributable to noncontrolling interest	(10,495)	(21,494)	(10,999)	-51.2%
Net Loss attributable to common stockholders	$(1,290,454)	$(1,140,108)	$150,346	13.2%

Overview

The Company’s net loss increased by $139,347 or 12.0% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as the result of a decrease in grant revenue and a decrease in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the three months ended March 31, 2026 was $0, compared to $278,628 for the same period in 2025, representing a decrease of $278,628, or 100.0%. The decrease was attributable to the completion and full recognition of grant revenue in 2025 under the awarded program.

Operating Expenses

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)	% Change

Operating Expenses:
Research and development
Clinical trial and research expenses	$189,138	$250,496	$(61,358)	-24.5%
Insurance	39,663	47,989	(8,326)	-17.3%
Payroll and taxes	78,017	82,179	(4,162)	-5.1%
Stock based compensation	13,342	13,894	(552)	-4.0%
Rent and utilities	9,064	8,146	918	11.3%
Travel and entertainment	4,110	-	4,110	N/A %
Total research and development	$333,334	$402,704	$(69,370)	-17.2%

Research and development expenses were $333,334 for the three months ended March 31, 2026, a decrease of $69,370, or 17.2%, compared to $402,704 for the same period in 2025. The decrease occurred despite the addition of a new drug candidate and was primarily driven by lower clinical trial and research-related costs due to reduced activity levels during the period, including manufacturing and development activities associated with the new drug candidate. The decrease was also attributable to lower payroll-related expenses and insurance costs. These decreases were partially offset by higher travel and entertainment expenses related to meetings with the University of Miami and Bascom Palmer.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)	% Change

Operating Expenses:
General and administrative
Depreciation	$466	$466	$-	0.0%
Directors fees	77,500	77,500	-	0.0%
Donations	-	50,000	(50,000)	-100.0%
Insurance	35,305	26,760	8,545	31.9%
Legal fees	143,351	121,022	22,329	18.5%
Other general and administrative expenses	27,631	16,872	10,759	63.8%
Payroll and taxes	221,673	216,713	4,960	2.3%
Professional fees	109,955	158,627	(48,672)	-30.7%
Rent and utilities	5,294	4,651	643	13.8%
Stock based compensation	292,709	301,206	(8,497)	-2.8%
Travel and entertainment	685	-	685	N/A %
Foreign currency transaction losses	-	48	(48)	-100.0%
Total general and administrative	$914,569	$973,865	$(59,296)	-6.1%

General and administrative expenses were $914,569 for the three months ended March 31, 2026, a decrease of $59,296, or 6.1%, compared to $973,865 for the same period in 2025. The decrease was primarily attributable to lower professional fees related to timing of accounting services and stock-based compensation expense recognized during the current period from stock options granted in December 2025, as well as a one time donation in 2025. These decreases were partially offset by higher legal fees related to patents, higher other general and administrative expenses due to renewal of software licenses and higher insurance expenses compared to the same period in 2025.

Other Expense

Interest expense was $53,046 for the three months ended March 31, 2026, compared to $63,661 for the same period in 2025, representing a decrease of $10,615, or 16.7%. The decrease was primarily attributable to lower outstanding balances of convertible debt and notes payable during the 2026 period.

Liquidity and Going Concern

The Company’s cash was $223,883 at March 31, 2026, compared to $251,291 at December 31, 2025. The Company’s working capital deficit was $6,781,376 and $6,329,504 as of March 31, 2026 and December 31, 2025, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $264,144,266 as of March 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of March 31, 2026, cash requirements for our current liabilities include approximately $4,432,651 for accounts payable and other accrued expenses (including lease liabilities) and $161,265 for notes payable related to our financing of our commercial insurance policies and software license. Principal and interest in the aggregate amount of $2,647,845 owed in connection with 2021 and 2025 Notes convert automatically to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

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

Access to Capital

Management plans to access capital resources through possible public or private equity offerings and/ or debt offerings, including the 2025 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2025 Financing or otherwise, we will not be able to pay our obligations as they become due.

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

ITEM 1A. RISK FACTORS.

Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following risk factor is provided as an update to our previously disclosed risk factors:

Changes in U.S. Trade Policies and Other Geopolitical Events Could Adversely Affect Our Operations

Ongoing uncertainty around U.S. trade policies, tariffs, and international agreements may impact the cost and availability of materials, supplies, and equipment used in our operations or those of our partners. Any disruptions or increased costs resulting from these changes could negatively affect our business, financial condition, results of operations, and the market price of our common stock.

In addition, ongoing international conflicts (including military conflicts between Russia and Ukraine and in the Middle East) have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2025 Financing

During the three months ended March 31, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $335,000, of which $110,000 was from a non-related party and $225,000 was from an officer and director of the Company.

Preferred Convertible Stock

During the three months ended March 31, 2026, the Company issued 171,735 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $455,000 of principal and $36,501 accrued interest, outstanding on the Company’s convertible notes.

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

PROVECTUS BIOPHARMACEUTICALS, INC.

May 14, 2026	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

