Form 10-Q
period 2026-06-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2026-08-13
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 11, 2026 was 420,279,879.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash	$1,156,915	$251,291
Prepaid expenses and other current assets	211,969	316,583
Total Current Assets	1,368,884	567,874
Equipment and furnishings, less accumulated depreciation of $120,945 and $120,013, respectively	2,068	3,000
Operating lease right-of-use asset	102,549	126,628
Total Assets	$1,473,501	$697,502
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$931,972	$716,220
Accrued interest	49,469	23,540
Accrued interest - related parties	114,154	120,384
Other accrued expenses	3,159,127	3,161,379
Notes payable	92,443	217,772
Convertible notes payable	2,075,000	870,000
Convertible notes payable - related parties	1,235,000	1,740,000
Operating lease liability, current portion	49,980	48,083
Total Current Liabilities	7,707,145	6,897,378
Notes payable, non-current portion	-	23,621
Operating lease liability, non-current portion	53,920	79,221
Total Liabilities	7,761,065	7,000,220
Commitments and contingencies (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at June 30, 2026 and December 31, 2025; 956,985 shares issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $1,643,333 at June 30, 2026 and December 31, 2025	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at June 30, 2026 and December 31, 2025; 14,748,463 and 14,183,315 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $237,111,197 and $227,778,438 at June 30, 2026 and December 31, 2025, respectively	14,748	14,183
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at June 30, 2026 and December 31, 2025	420,280	420,280
Additional paid-in capital	258,475,479	256,179,846
Accumulated other comprehensive loss	(59,803)	(60,191)
Accumulated deficit	(265,126,832)	(262,853,812)
Total Provectus Biopharmaceuticals, Inc., Stockholders’ Deficit	(6,275,171)	(6,298,737)
Non-controlling interest in subsidiary	(12,393)	(3,981)
Total Stockholders’ Deficit	(6,287,564)	(6,302,718)
Total Liabilities and Stockholders’ Deficit	$1,473,501	$697,502

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Grant Revenue	$-	$57,480	$-	$336,108
Operating Expenses:
Research and development	131,130	880,835	464,464	1,282,987
General and administrative	807,548	977,373	1,722,117	1,951,790
Total Operating Expenses	938,678	1,858,208	2,186,581	3,234,777
Total Operating Loss	(938,678)	(1,800,728)	(2,186,581)	(2,898,669)
Other Income (Expense):
Research and development credit	281	-	281	-
Interest expense	(50,319)	(51,353)	(103,365)	(115,014)
Total Other Expense, Net	(50,038)	(51,353)	(103,084)	(115,014)
Net Loss	(988,716)	(1,852,081)	(2,289,665)	(3,013,683)
Net Loss attributable to noncontrolling interest	(6,150)	(37,661)	(16,645)	(59,155)
Net Loss attributable to common stockholders	$(982,566)	$(1,814,420)	$(2,273,020)	$(2,954,528)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	420,279,879	420,279,879	420,279,879	420,279,879

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Loss	$(988,716)	$(1,852,081)	$(2,289,665)	$(3,013,683)
Other Comprehensive Loss:
Foreign currency translation adjustments	103	328	388	380
Comprehensive Loss, net	(988,613)	(1,851,753)	(2,289,277)	(3,013,303)
Comprehensive Loss attributed to non-controlling interest	(6,150)	(37,661)	(16,645)	(59,155)
Comprehensive Loss attributed to controlling interest	$(982,463)	$(1,814,092)	$(2,272,632)	$(2,954,148)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2026	956,985	$957	14,183,315	$14,183	420,279,879	$420,280	$256,179,846	$(60,191)	$(262,853,812)	$(3,981)	$(6,302,718)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	66,767	-	-	8,233	75,000
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	171,735	172	-	-	491,329	-	-	-	491,501
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	306,051	-	-	-	306,051
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,290,454)	(10,495)	(1,300,949)
Other comprehensive income	-	-	-	-	-	-	-	285	-	-	285
Balance at March 31, 2026	956,985	957	14,355,050	14,355	420,279,879	420,280	257,043,993	(59,906)	(264,144,266)	(6,243)	(6,730,830)
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	203,859	204	-	-	583,230	-	-	-	583,434
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	305,944	-	-	-	305,944
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	189,554	189	-	-	542,312	-	-	-	542,501
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(982,566)	(6,150)	(988,716)
Other comprehensive income	-	-	-	-	-	-	-	103	-	-	103
Balance at June 30, 2026	956,985	$957	14,748,463	$14,748	420,279,879	$420,280	$258,475,479	$(59,803)	$(265,126,832)	$(12,393)	$(6,287,564)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	957	13,471,623	13,471	420,279,879	420,280	253,086,238	(60,689)	(258,563,069)	33,831	(5,068,981)
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	252,940	253	-	-	723,656	-	-	-	723,909
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	322,070	-	-	-	322,070
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,814,420)	(37,661)	(1,852,081)
Other comprehensive income	-	-	-	-	-	-	-	328	-	-	328
Balance at June 30, 2025	956,985	$957	13,724,563	$13,724	420,279,879	$420,280	$254,131,964	$(60,361)	$(260,377,489)	$(3,830)	$(5,874,755)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(2,289,665)	$(3,013,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	611,995	637,170
Non-cash operating lease expense	24,079	24,623
Depreciation	932	932
Changes in operating assets and liabilities
Prepaid expenses and other current assets	104,614	335,198
Accounts payable	215,752	204,488
Unearned grant revenue	-	(336,108)
Accrued interest	99,635	108,128
Other accrued expenses	540,248	447,980
Operating lease liability	(23,404)	(25,299)
Net Cash Used In Operating Activities	(715,814)	(1,616,571)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,355,000	150,000
Proceeds from issuance of convertible notes payable - related parties	340,000	845,000
Proceeds from issuance of common stock of majority-owned subsidiary	75,000	700,000
Repayment of short-term note payable	(148,950)	(152,126)
Net Cash Provided By Financing Activities	1,621,050	1,542,874

Effect of exchange rates on cash and restricted cash	388	442

Net Increase (Decrease) In Cash and Restricted Cash	905,624	(73,255)
Cash and Restricted Cash, Beginning of Period	251,291	489,726
Cash and Restricted Cash, End of Period	$1,156,915	$416,471

Cash and restricted cash consisted of the following:
Cash	$1,156,915	$385,929
Restricted cash	-	30,542
	$1,156,915	$416,471

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,972	$4,305
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$1,770,603
Conversion of 2025 Notes and related accrued interest to Series D-1 Preferred Stock	$1,074,935	$-
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$542,501	$-
Right-of-use asset obtained in exchange for operating lease liability	$-	$150,133

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical-stage biotechnology company developing immunotherapy medicines for different diseases. Our drug product candidates are based on synthetic, small molecule rose bengal sodium (“RBS”), which is a member of a class of molecules called halogenated xanthenes (“HXs”).

The Company’s proprietary patented and trade-secreted, pharmaceutical-grade RBS is the active pharmaceutical ingredient (“API”) in all our clinical development and non-clinical research programs. The Company is the first entity to advance RBS into clinical trials for the treatment of disease. The Company is also the first entity, and currently the only one, to date to make pharmaceutical-grade RBS API consistently at a purity of nearly 100%.

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

Changes in U.S. Trade Policies and Other Geopolitical Events Could Adversely Affect Our Operations

Ongoing uncertainty around U.S. trade policies, tariffs, and international agreements may impact the cost and availability of materials, supplies, and equipment used in the Company’s operations or those of the Company’s partners. Any disruptions or increased costs resulting from these changes could negatively affect the Company’s business, financial condition, results of operations, and the market price of the Company’s common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be reviewed in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues from product sales or from commercial operations.

The Company’s cash was $1,156,915 and $251,291 at June 30, 2026 and December 31, 2025, respectively. The Company’s working capital deficit was $6,338,261 and $6,329,504 as of June 30, 2026 and December 31, 2025, respectively, net loss for the six months ended June 30, 2026 and 2025 was $2,289,665 and $3,013,683, respectively, and cash used in operations was $715,814 and $1,616,571 for the six months ended June 30, 2026 and 2025, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings, including the 2025 Financing (see Note 5), exchange offers, debt financings, corporate collaborations, other debt or other means. In addition, the Company continues to explore opportunities to strategically monetize its clinical-stage drug candidates, PV-10, PH-10, and PV-305 through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity and debt offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

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

As of June 30, 2026, cash requirements for our current liabilities include approximately $4,141,079 for accounts payable and other accrued expenses (including lease liabilities) and $92,443 for notes payable related to our financing of our commercial insurance policies and software license. Principal and interest in the aggregate amount of $163,444 owed in connection with the 2021 Convertible Notes Payable will be paid back in August 2026. Principal and interest in the aggregate amount of $3,310,179 owed in connection with 2025 Convertible Notes Payable automatically convert to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

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

Cash Concentrations

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of June 30, 2026 and December 31, 2025, the Company had cash balances in excess of FDIC insurance limits of $906,915 and $1,291, respectively.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2026	2025
Options	50,803,344	53,873,102
Convertible preferred stock	148,441,615	138,202,615
2021 unsecured convertible notes and accrued interest	571,085	543,133
2022 unsecured convertible notes and accrued interest	-	-
2024 unsecured convertible notes and accrued interest	-	4,503,941
2025 unsecured convertible notes and accrued interest	11,565,965	3,542,069
Total potentially dilutive shares	211,382,009	200,664,860

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

Reclassifications

A portion of the prior period stock-based compensation expense ($13,490 and $26,832 for the three and six months ended June 30, 2025, respectively), which was previously reported in general and administrative expenses, has been reclassified to research and development expense in order to conform to the current period presentation. This reclassification has no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

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

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accrued payroll and taxes	$2,820,522	$2,349,284
Accrued vacation	48,009	189,153
Accrued directors’ fees	-	387,500
Accrued other expenses	290,596	235,442
Total Other Accrued Expenses	$3,159,127	$3,161,379

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the six months ended June 30, 2026 and 2025:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2025	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$-	$-	$853,000	$2,100,000
Notes issued	-	-	-	-	-	-	-	455,000	-	455,000
Principal converted	-	-	(153,000)	(815,000)	-	-	-	-	(153,000)	(815,000)
Balance as of March 31, 2025	-	100,000	200,000	470,000	500,000	715,000	-	455,000	700,000	1,740,000
Notes issued	-	-	-	-	-	-	150,000	390,000	150,000	390,000
Principal converted	-	-	(200,000)	(470,000)	-	-	-	-	(200,000)	(470,000)
Balance as of June 30, 2025	$-	$100,000	$-	$-	$500,000	$715,000	$150,000	$845,000	$650,000	$1,660,000

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2026	$-	$100,000	$-	$-	$-	$-	$870,000	$1,640,000	$870,000	$1,740,000
Notes issued	-	-	-	-	-	-	110,000	225,000	110,000	225,000
Principal converted	-	-	-	-	-	-	-	(455,000)	-	(455,000)
Balance as of March 31, 2026	-	100,000	-	-	-	-	980,000	1,410,000	980,000	1,510,000
Notes issued	-	-	-	-	-	-	1,245,000	115,000	1,245,000	115,000
Principal converted	-	-	-	-	-	-	(150,000)	(390,000)	(150,000)	(390,000)
Balance as of June 30, 2026	$-	$100,000	$-	$-	$-	$-	$2,075,000	$1,135,000	$2,075,000	$1,235,000

The 2021 Notes and 2025 Notes are, together, the “Convertible Notes”. The embedded conversion options associated with the Convertible Notes do not require bifurcation and treatment as a derivative liability.

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

(iv)	The outstanding principal amount and interest payable under the 2025 Notes mature twelve (12) months after the issue date of a 2025 Note and automatically convert into shares of the Company’s Series D-1 Preferred Stock at maturity at a price per share equal to $2.862. Each share of Series D-1 Preferred Stock is convertible into ten (10) shares of the Company’s Common Stock.

During the three months ended June 30, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $1,360,000, of which $1,245,000 was from non-related parties, $100,000 was from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding securities, and $15,000 was from an officer and director of the Company. During the three months ended June 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $540,000, of which $150,000 was from non-related parties and $390,000 was from an officer and director of the Company.

During the six months ended June 30, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $1,695,000, of which $1,355,000 was from non-related parties, $100,000 was from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding securities, and $240,000 was from an officer and director of the Company. During the six months ended June 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $995,000, of which $150,000 was from non-related parties and $845,000 was from an officer and director of the Company.

As of June 30, 2026, principal and interest in the amount of $3,210,000 and $100,179, respectively, remains outstanding on the 2025 Notes.

See Note 15 for details on conversions of 2025 Notes subsequent to June 30, 2026.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

As of June 30, 2026, principal and interest in the amount of $100,000 and $63,444, respectively, remain outstanding on the 2021 Note. The Company expects to repay the outstanding principal and accrued interest in August 2026.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $2,000 in each period related to the 2021 Notes. For the six months ended June 30, 2026 and 2025, the Company recorded interest expense of $4,000 in each period related to the 2021 Notes.

Interest Expense on Convertible Notes Payable

During the three months and six months ended June 30, 2026, the Company incurred an aggregate of $49,212 and $99,635, respectively, in interest expense on outstanding 2021 and 2025 Notes.

During the three months and six months ended June 30, 2025, the Company incurred an aggregate of $49,976 and $108,128, respectively, in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes.

As of June 30, 2026 and December 31, 2025, aggregate interest accrued on the Convertible Notes was $163,623 and $143,924, respectively.

6. Notes Payable

The Company obtained financing for its commercial insurance policies and software license. As of June 30, 2026 and December 31, 2025, the balance of the notes payable was $92,443 and $217,772, respectively.

7. Related Party Transactions

Directors’ fees incurred during the three months ended June 30, 2026 and 2025, were $77,500 and $77,500, respectively. Directors’ fees incurred during the six months ended June 30, 2026 and 2025, were $155,000 and $155,000, respectively. Accrued directors’ fees as of June 30, 2026 and December 31, 2025 were $0 and $387,500, respectively. See Note 9 for details of the conversion of accrued directors’ fees into Series D-1 Convertible Preferred Stock.

See Note 5 for details of other related party transactions.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Deferred tax asset	$1,596	$1,596
Prepaid insurance	131,527	186,111
Prepaid rent	8,106	8,106
Prepaid subscriptions	11,813	28,848
Prepaid other	23,228	20,524
Prepaid software	35,699	71,398
Total Prepaid Expenses and Other Current Assets	$211,969	$316,583

9. Stockholders’ Deficit

Preferred Stock

During the three months ended June 30, 2026, the Company issued 203,859 shares of Series D-1 Convertible Preferred Stock upon the conversion of $540,000 of principal and $43,434 of accrued interest outstanding on the 2025 Notes.

During the six months ended June 30, 2026, the Company issued 375,594 shares of Series D-1 Convertible Preferred Stock upon the conversion of $995,000 of principal and $79,935 of accrued interest outstanding on the 2025 Notes.

During the three months ended June 30, 2026, the Company issued 189,554 shares of Series D-1 Convertible Preferred Stock for accrued directors’ fees of $542,501 at a stock price of $2.862.

Preferred Shares

On January 30, 2026, the Company filed amendments with the State of Delaware extending the automatic conversion date of its Series D and Series D-1 Preferred Stock to December 31, 2028.

See Note 15 for details on issuances of Series D-1 Preferred Stock subsequent to June 30, 2026.

Stock Options

On April 1, 2025, the Company granted 5-year options for purchase of 120,000 options per quarter, and issued on the first day of the quarter, totaling to 480,000 throughout the term, at an exercise price of $0.30 per share to a consultant (the “Consultant Options”). These options are fully vested on the date of grant.

The grant date value of the stock options was calculated using the Black Scholes valuation model with the following assumptions:

Risk free interest rate	3.86%
Expected term (years)	2.5
Expected volatility	90%
Expected dividends	0.00%

No stock options were exercised during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

The following table summarizes stock option activities during the six months ended June 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Options outstanding at January 1, 2026	50,683,344	$0.2863	8.8
Granted	120,000	$0.3000	4.5
Options outstanding at June 30, 2026	50,803,344	$0.2863	8.3
Options exercisable at June 30, 2026	34,547,368	$0.2864	8.3

The following table summarizes information about outstanding and exercisable options at June 30, 2026:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.2862	814,681	3.7	543,124
$0.2862	49,503,421	8.7	33,519,002
$0.2862	5,242	4.5	5,242
$0.3000	480,000	4.0	480,000
	50,803,344	8.3	34,547,368

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $305,944 and $322,070, respectively, in connection with the amortization of stock options, of which $13,490 and $13,490, respectively, is included in research and development expense and $292,454 and $308,580, respectively, is included in general and administrative expense.

During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $611,995 and $637,170, respectively, in connection with the amortization of stock options, of which $26,832 is included in research and development expense for both years and $585,163 and $610,338, respectively, is included in general and administrative expense.

As of June 30, 2026, there was $618,613 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 5.1 months.

10. Leases

Total operating lease expense for the three months ended June 30, 2026 was $14,678, of which $9,297 was included within research and development and $5,381 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended June 30, 2025 was $12,783, of which $8,450 was included within research and development and $4,333 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the six months ended June 30, 2026 was $27,020, of which $18,361 was included within research and development and $8,659 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the six months ended June 30, 2025 was $24,994, of which $16,596 was included within research and development and $8,398 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$23,404	$25,299

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$150,133

Weighted Average Remaining Lease Term
Operating leases	2 years	3 years

Weighted Average Discount Rate
Operating leases	7.0%	5.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of June 30, 2026 were as follows:

Years	Amount
Remainder of 2026	$27,020
2027	54,716
2028	27,695
Total lease payments	109,431
Less: amount representing imputed interest	(5,531)
Present value of lease liability	103,900
Less: current portion	(49,980)
Lease liability, non-current portion	$53,920

11. Grants

The Company recorded grant revenue of $0 during the three and six months ended June 30, 2026, and $57,480 and $336,108 during the three and six months ended June 30, 2025, respectively, in connection with a $2,500,000 grant from the State of Tennessee (the “Tennessee Grant”). The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. All grant revenue related to the Tennessee Grant was recognized as of June 30, 2025. No additional revenue will be recognized for expenses incurred in connection with the Tennessee Grant. As of June 30, 2026 and December 31, 2025, the Company did not have any unearned grant revenue liability on the accompanying condensed consolidated balance sheet.

12. License Transactions

VisiRose

During the three months ended June 30, 2026 and 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $0 and $0, respectively.

During the six months ended June 30, 2026 and 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $75,000 and $700,000, respectively, in exchange for the issuance of 396 and 3,694 shares of VisiRose common stock, respectively. In accordance with the licensing agreement between the Company and the University of Miami, VisiRose also issued an additional 40 and 188 shares of common stock, respectively, during the six months ended June 30, 2026 and 2025 to the University of Miami to maintain the University’s 5.0% ownership interest.

As of June 30, 2026, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with an 88.9% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors together hold approximately 6.1%. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements.

During the three months ended June 30, 2026 and 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $6,150 and $37,661, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

During the six months ended June 30, 2026 and 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $16,645 and $59,155, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

13. Commitments and Contingencies

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

The following table presents disaggregated financial information with respect to the Company’s Clinical Stage Biotechnology segment for the three and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Grant Revenue	$-	$57,480	$-	$336,108
Operating Expenses:
Research and development
Conference and conventions	1,413	-	1,413	-
Clinical trial and research expenses	81,204	733,295	270,341	983,791
Insurance	40,304	51,827	79,967	99,816
Payroll and taxes	(14,841)	73,773	63,177	155,952
Stock-based compensation	13,490	13,490	26,832	26,832
Rent and utilities	9,297	8,450	18,361	16,596
Travel and entertainment	263	-	4,373	-
Total research and development	131,130	880,835	464,464	1,282,987
General and administrative
Depreciation	465	465	932	931
Directors’ fees	77,500	77,500	155,000	155,000
Donations	-	-	-	50,000
Insurance	33,173	26,194	68,477	52,954
Legal fees	79,446	125,133	222,797	246,155
Other general and administrative expenses	36,966	32,509	64,597	49,381
Payroll and taxes	137,144	224,404	358,817	441,117
Professional fees	139,323	178,303	249,278	336,930
Rent and utilities	5,381	4,333	10,675	8,984
Stock-based compensation	292,454	308,580	585,163	610,338
Travel and entertainment	5,696	-	6,381	-
Foreign currency transaction gains	-	(48)	-	-
Total general and administrative	807,548	977,373	1,722,117	1,951,790
Total Operating Loss	(938,678)	(1,800,728)	(2,186,581)	(2,898,669)
Other Income (Expense):
Research and development credit	281	-	281	-
Interest expense	(50,319)	(51,353)	(103,365)	(115,014)
Net Loss	$(988,716)	$(1,852,081)	$(2,289,665)	$(3,013,683)

Other general and administrative expenses primarily include costs associated with office expenses, bank charges, computer-related expenses, dues and subscriptions, and taxes. These expenses are incurred as part of the day-to-day operations and general administration of the Company’s segment.

15. Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the condensed consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below:

Series D-1 Preferred Stock

Subsequent to June 30, 2026, principal and interest in the aggregate amount of $270,144, owed in connection with 2025 Notes was converted into 94,392 shares of Series D-1 Preferred Stock at the conversion price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

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

The Company is planning to conduct a single-site clinical trial of pre-operative penile squamous cell carcinoma (“penile SCC”), where patients would receive monotherapy PV-10.

PV-10 is undergoing non-clinical monotherapy study for hepatocellular carcinoma at the Center for Interventional Oncology at the National Institutes of Health Clinical Center in Bethesda, Maryland. PV-10 is also undergoing non-clinical monotherapy study for alveolar rhabdomyosarcoma at a pediatric research hospital.

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

Topical formulations of PV-10 have undergone non-clinical monotherapy study for the healing of full-thickness cutaneous wounds at UTMB.

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

The Company is developing a systemically administered formulation of pharmaceutical-grade RBS for the treatment of cancer. Our goals, when this work is complete, are to file an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), take an initial systemic drug candidate into an early-stage clinical trial for an initial oncology or hematology indication, and/or pursue a co-development collaboration or out-license arrangement for this route of administration and disease area.

The Company is developing different formulations of pharmaceutical-grade RBS using different concentrations and different routes of administration for other disease areas by endeavoring to show non-clinical activity and lack of toxicity. Our goals, when each task of this work is completed, are to file an IND with the FDA, take an initial drug candidate into an early-stage clinical trial for an initial indication, and/or pursue a co-development collaboration or out-license arrangement for the respective disease area and route of administration.

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

The Company’s API and drug candidate manufacturing processes employ Quality-by-Design principles, current good manufacturing practice (“cGMP”) regulations, and the guidelines of The International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH). These processes utilize controls that eliminate the formation of historical impurities and avoid the introduction of potentially hazardous impurities that the Company believes may have been and could be present in uncontrolled and unreported amounts in non-pharmaceutical grades of rose bengal.

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

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug candidates. These expenses consist primarily of:

●	Costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations, and consultants, among others;
●	Salaries and related expenses for personnel, including stock-based compensation expense;
●	Other outside service costs including cost of contract manufacturing;
●	The costs of supplies and reagents; and,
●	Occupancy, insurance and depreciation charges.

We expense research and development costs as incurred.

Research and development activities are central to our business model. We expect our research and development expenses to increase in the future as we advance our existing product candidates through clinical trials and pursue their regulatory approval. Undertaking clinical development and pursuing regulatory approval are both costly and time-consuming activities. As a result of known and unknown uncertainties, we are unable to determine the duration and completion costs of our research and development activities, or if, when, and to what extent, we will generate revenue from any subsequent commercialization and sale of our drug candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025

	For the Three Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change

Grant Revenue	$-	$57,480	$(57,480)	-100.0%
Operating Expenses:
Research and development	131,130	880,835	(749,705)	-85.1%
General and administrative	807,548	977,373	(169,825)	-17.4%
Total Operating Expenses	938,678	1,858,208	(919,530)	-49.5%
Total Operating Loss	(938,678)	(1,800,728)	862,050	-47.9%
Other Income (Expense):
Research and development credit	281	-	281	100.0%
Interest expense	(50,319)	(51,353)	(1,034)	-2.0%
Total Other Expense, Net	(50,038)	(51,353)	(1,315)	-2.6%
Net Loss	(988,716)	(1,852,081)	(863,365)	-46.6%
Net Loss attributable to noncontrolling interest	(6,150)	(37,661)	(31,511)	-83.7%
Net Loss attributable to common stockholders	$(982,566)	$(1,814,420)	$(831,854)	-45.8%

Overview

The Company’s net loss decreased by $863,365 or 46.6% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily as the result of a decrease in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the three months ended June 30, 2026 was $0, compared to $57,480 for the same period in 2025, representing a decrease of $57,480, or 100.0%. The decrease was attributable to the completion and full recognition of grant revenue in 2025 under the awarded program.

Operating Expenses

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change

Research and development
Conference and conventions	$1,413	$-	$1,413	100.0%
Clinical trial and research expenses	81,204	733,295	(652,091)	-88.9%
Insurance	40,304	51,827	(11,523)	-22.2%
Payroll and taxes	(14,841)	73,773	(88,614)	-120.1%
Stock-based compensation	13,490	13,490	-	0.0%
Rent and utilities	9,297	8,450	847	10.0%
Travel and entertainment	263	-	263	100.0%
Total research and development	$131,130	$880,835	$(749,705)	-85.1%

Research and development expenses were $131,130 for the three months ended June 30, 2026, a decrease of $749,705, or 85.1%, compared to $880,835 for the same period in 2025. The decrease was primarily driven by lower clinical trial and research-related costs due to reduced activity levels during the period, including manufacturing and development activities associated with the new drug candidate. The decrease was also attributable to lower payroll-related expenses resulting from the reversal of accrued vacation expense to align with a newly implemented vacation policy, and insurance costs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change

General and administrative
Depreciation	$465	$465	$-	0.0%
Directors’ fees	77,500	77,500	-	0.0%
Insurance	33,173	26,194	6,979	26.6%
Legal fees	79,446	125,133	(45,687)	-36.5%
Other general and administrative expenses	36,966	32,509	4,458	13.7%
Payroll and taxes	137,144	224,404	(87,260)	-38.9%
Professional fees	139,323	178,303	(38,980)	-21.9%
Rent and utilities	5,381	4,333	1,048	24.2%
Stock-based compensation	292,454	308,580	(16,126)	-5.2%
Travel and entertainment	5,696	-	5,696	100.0%
Foreign currency translation gains	-	(48)	48	100.0%
Total general and administrative	$807,548	$977,373	$(169,825)	-17.4%

General and administrative expenses were $807,548 for the three months ended June 30, 2026, a decrease of $169,825, or 17.4%, compared to $977,373 for the same period in 2025. The decrease was primarily attributable to lower professional fees related to timing of accounting services, decreased payroll and taxes due to the reversal of accrued vacation expense, reduced legal fees, and lower stock-based compensation amortization expense recognized during the current period. These decreases were partially offset by higher insurance expenses, higher other general and administrative expenses due to renewal of software licenses and higher travel and entertainment expenses compared to the same period in 2025.

Other Income/(Expense)

Other income was $281 for the three months ended June 30, 2026, compared to $0 for the same period in 2025, representing an increase of $281, or 100.0%. The increase was due to a research and development tax credit refund received in Australia.

Interest expense was $50,319 for the three months ended June 30, 2026, compared to $51,353 for the same period in 2025, representing a decrease of $1,034, or 2.0%. The decrease was primarily attributable to lower outstanding balances of convertible debt and notes payable during the 2026 period.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025

	For the Six Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change

Grant Revenue	$-	$336,108	$(336,108)	-100.0%
Operating Expenses:
Research and development	464,464	1,282,987	(818,523)	-63.8%
General and administrative	1,722,117	1,951,790	(229,673)	-11.8%
Total Operating Expenses	2,186,581	3,234,777	(1,048,196)	-32.4%
Total Operating Loss	(2,186,581)	(2,898,669)	712,088	-24.6%
Other Income (Expense):
Research and development credit	281	-	281	100.0%
Interest expense	(103,365)	(115,014)	(11,649)	-10.1%
Total Other Expense, Net	(103,084)	(115,014)	(11,930)	-10.4%
Net Loss	(2,289,665)	(3,013,683)	(724,018)	-24.0%
Net Loss attributable to noncontrolling interest	(16,645)	(59,155)	(42,510)	-71.9%
Net Loss attributable to common stockholders	$(2,273,020)	$(2,954,528)	$(681,508)	-23.1%

Overview

The Company’s net loss decreased by $724,018 or 24.0% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily as the result of a decrease in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the six months ended June 30, 2026 was $0, compared to $336,108 for the same period in 2025, representing a decrease of $336,108, or 100.0%. The decrease was attributable to the completion and full recognition of grant revenue in 2025 under the awarded program.

Operating Expenses

Research and Development Expenses

The following table summarizes research and development expenses for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change

Research and development
Conference and conventions	$1,413	$-	$1,413	100.0%
Clinical trial and research expenses	270,341	983,791	(713,450)	-72.5%
Insurance	79,967	99,816	(19,849)	-19.9%
Payroll and taxes	63,177	155,952	(92,775)	-59.5%
Stock-based compensation	26,832	26,832	-	0.0%
Rent and utilities	18,361	16,596	1,765	10.6%
Travel and entertainment	4,373	-	4,373	100.0%
Total research and development	$464,464	$1,282,987	$(818,523)	-63.8%

Research and development expenses were $464,464 for the six months ended June 30, 2026, a decrease of $818,523, or 63.8%, compared to $1,282,987 for the same period in 2025. The decrease was primarily driven by lower clinical trial and research-related costs due to reduced activity levels during the period, including manufacturing and development activities associated with the new drug candidate. The decrease was also attributable to lower payroll-related expenses and insurance costs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)	% Change
General and administrative
Depreciation	$932	$931	$1	0.1%
Directors’ fees	155,000	155,000	-	0.0%
Donations	-	50,000	(50,000)	-100.0%
Insurance	68,477	52,954	15,523	29.3%
Legal fees	222,797	246,155	(23,358)	-9.5%
Other general and administrative expenses	64,597	49,381	15,217	30.8%
Payroll and taxes	358,817	441,117	(82,300)	-18.7%
Professional fees	249,278	336,930	(87,652)	-26.0%
Rent and utilities	10,675	8,984	1,691	18.8%
Stock-based compensation	585,163	610,338	(25,175)	-4.1%
Travel and entertainment	6,381	-	6,381	100.0%
Total general and administrative	$1,722,117	$1,951,790	$(229,673)	-11.8%

General and administrative expenses were $1,722,117 for the six months ended June 30, 2026, a decrease of $229,673, or 11.8%, compared to $1,951,790 for the same period in 2025. The decrease was primarily attributable to lower professional fees related to timing of accounting services, decreased payroll and taxes due to the reversal of accrued vacation expense, reduced legal fees, and lower stock-based compensation amortization expense recognized during the current period, as well as a one-time donation in 2025. These decreases were partially offset by higher insurance expenses, higher other general and administrative expenses due to renewal of software licenses and increase in travel and entertainment expenses compared to the same period in 2025.

Other Income/(Expense)

Other income was $281 for the six months ended June 30, 2026, compared to $0 for the same period in 2025, representing an increase of $281, or 100.0%. The increase was due to a research and development tax credit refund received in Australia.

Interest expense was $103,365 for the six months ended June 30, 2026, compared to $115,014 for the same period in 2025, representing a decrease of $11,649, or 10.1%. The decrease was primarily attributable to lower outstanding balances of convertible debt and notes payable during the 2026 period.

Liquidity and Going Concern

The Company’s cash was $1,156,915 at June 30, 2026, compared to $251,291 at December 31, 2025. The Company’s working capital deficit was $6,338,261 and $6,329,504 as of June 30, 2026 and December 31, 2025, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $265,126,832 as of June 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of June 30, 2026, cash requirements for our current liabilities include approximately $4,141,079 for accounts payable and other accrued expenses (including lease liabilities) and $92,443 for notes payable related to our financing of our commercial insurance policies and software license. Principal and interest in the aggregate amount of $163,444 owed in connection with the 2021 Convertible Notes Payable will be paid back in August 2026. Principal and interest in the aggregate amount of $3,310,179 owed in connection with 2025 Convertible Notes Payable automatically convert to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

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

Access to Capital

Management plans to access capital resources through possible public or private equity offerings and/or debt offerings, including the 2025 Financing, exchange offers, debt financings, corporate collaborations, or other means. If we are unable to raise sufficient capital through the 2025 Financing or otherwise, we will not be able to pay our obligations as they become due.

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

Inherent Limitations on Effectiveness of Controls

Even assuming the effectiveness of our controls and procedures, our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. In general, our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

The following risk factor is provided as an update to our previously disclosed risk factors:

Changes in U.S. Trade Policies and Other Geopolitical Events Could Adversely Affect Our Operations

Ongoing uncertainty around U.S. trade policies, tariffs, and international agreements may impact the cost and availability of materials, supplies, and equipment used in the Company’s operations or those of the Company’s partners. Any disruptions or increased costs resulting from these changes could negatively affect the Company’s business, financial condition, results of operations, and the market price of the Company’s common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2025 Financing

During the three months ended June 30, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $1,360,000, of which $1,245,000 was from non-related parties, $100,000 was received from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding voting securities, and $15,000 was from an officer and director of the Company.

During the six months ended June 30, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $1,695,000, of which $1,355,000 was from non-related parties, $100,000 was received from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding voting securities, and $240,000 was from an officer and director of the Company.

Preferred Convertible Stock

During the three months ended June 30, 2026, the Company issued 203,859 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $540,000 of principal and $43,434 accrued interest, outstanding on the Company’s convertible notes.

During the three and six months ended June 30, 2026, the Company issued 189,554 shares of Series D-1 Convertible Preferred Stock for accrued directors’ fees of $542,501 at a stock price of $2.862.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

August 13, 2026	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

