Form 10-Q
period 2026-09-30
PROVECTUS BIOPHARMACEUTICALS, INC.
filed 2026-11-10
CIK 315545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 10, 2026 was 420,279,879.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets:
Cash	$180,733	$251,291
Prepaid expenses and other current assets	194,464	316,583
Total Current Assets	375,197	567,874
Equipment and furnishings, less accumulated depreciation of $121,410 and $120,013, respectively	1,603	3,000
Operating lease right-of-use asset	90,287	126,628
Total Assets	$467,087	$697,502
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$604,004	$716,220
Accrued interest	63,536	23,540
Accrued interest - related parties	118,417	120,384
Other accrued expenses	3,452,993	3,161,379
Notes payable	60,568	217,772
Convertible notes payable	1,775,000	870,000
Convertible notes payable - related parties	980,000	1,740,000
Operating lease liability, current portion	50,947	48,083
Total Current Liabilities	7,105,465	6,897,378
Notes payable, non-current portion	-	23,621
Operating lease liability, non-current portion	40,691	79,221
Total Liabilities	7,146,156	7,000,220
Commitments and contingencies (Note 13)
Stockholders’ Deficit:
Preferred stock; par value $0.001 per share; 25,000,000 shares authorized;
Series D Convertible Preferred Stock; 957,100 shares designated at September 30, 2026 and December 31, 2025; 956,985 shares issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $1,643,333 at September 30, 2026 and December 31, 2025	957	957
Series D-1 Convertible Preferred Stock; 23,042,900 shares designated at September 30, 2026 and December 31, 2025; 14,948,583 and 14,183,315 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $245,611,056 and $227,778,438 at September 30, 2026 and December 31, 2025, respectively	14,948	14,183
Common stock; par value $0.001 per share; 1,000,000,000 shares authorized; 420,279,879 shares issued and outstanding at September 30, 2026 and December 31, 2025	420,280	420,280
Additional paid-in capital	259,357,316	256,179,846
Accumulated other comprehensive loss	(59,635)	(60,191)
Accumulated deficit	(266,393,108)	(262,853,812)
Total Provectus Biopharmaceuticals, Inc., Stockholders’ Deficit	(6,659,242)	(6,298,737)
Noncontrolling interest in subsidiary	(19,827)	(3,981)
Total Stockholders’ Deficit	(6,679,069)	(6,302,718)
Total Liabilities and Stockholders’ Deficit	$467,087	$697,502

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Grant Revenue	$-	$-	$-	$336,108
Operating Expenses:
Research and development	240,320	345,861	704,784	1,628,848
General and administrative	971,045	929,746	2,693,162	2,881,536
Total Operating Expenses	1,211,365	1,275,607	3,397,946	4,510,384
Total Operating Loss	(1,211,365)	(1,275,607)	(3,397,946)	(4,174,276)
Other Income (Expense):
Research and development credit	-	-	281	-
Interest expense	(62,345)	(48,022)	(165,710)	(163,036)
Total Other Expense, Net	(62,345)	(48,022)	(165,429)	(163,036)
Net Loss	(1,273,710)	(1,323,629)	(3,563,375)	(4,337,312)
Net Loss attributable to noncontrolling interest	(7,434)	(12,348)	(24,079)	(71,503)
Net Loss attributable to common stockholders	$(1,266,276)	$(1,311,281)	$(3,539,296)	$(4,265,809)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	420,279,879	420,279,879	420,279,879	420,279,879

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Loss	$(1,273,710)	$(1,323,629)	$(3,563,375)	$(4,337,312)
Other Comprehensive Income:
Foreign currency translation adjustments	168	34	556	414
Comprehensive Loss, net	(1,273,542)	(1,323,595)	(3,562,819)	(4,336,898)
Comprehensive Loss attributable to non-controlling interest	(7,434)	(12,348)	(24,079)	(71,503)
Comprehensive Loss attributable to controlling interest	$(1,266,108)	$(1,311,247)	$(3,538,740)	$(4,265,395)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2026	956,985	$957	14,183,315	$14,183	420,279,879	$420,280	$256,179,846	$(60,191)	$(262,853,812)	$(3,981)	$(6,302,718)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	66,767	-	-	8,233	75,000
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	171,735	172	-	-	491,329	-	-	-	491,501
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	306,051	-	-	-	306,051
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,290,454)	(10,495)	(1,300,949)
Other comprehensive income	-	-	-	-	-	-	-	285	-	-	285
Balance at March 31, 2026	956,985	957	14,355,050	14,355	420,279,879	420,280	257,043,993	(59,906)	(264,144,266)	(6,243)	(6,730,830)
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	203,859	204	-	-	583,230	-	-	-	583,434
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	305,944	-	-	-	305,944
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	-	-	189,554	189	-	-	542,312	-	-	-	542,501
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(982,566)	(6,150)	(988,716)
Other comprehensive income	-	-	-	-	-	-	-	103	-	-	103
Balance at June 30, 2026	956,985	957	14,748,463	14,748	420,279,879	420,280	258,475,479	(59,803)	(265,126,832)	(12,393)	(6,287,564)
Conversion of 2025 Notes to Series D-1 Preferred Stock	-	-	200,120	200	-	-	572,531	-	-	-	572,731
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	309,306	-	-	-	309,306
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,266,276)	(7,434)	(1,273,710)
Other comprehensive income	-	-	-	-	-	-	-	168	-	-	168
Balance at September 30, 2026	956,985	$957	14,948,583	$14,948	420,279,879	$420,280	$259,357,316	$(59,635)	$(266,393,108)	$(19,827)	$(6,679,069)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

								Accumulated
	Preferred Stock		Preferred Stock				Additional	Other		Non-
	Series D		Series D-1		Common Stock		Paid-In	Comprehensive	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance at January 1, 2025	956,985	$957	13,106,223	$13,106	420,279,879	$420,280	$251,090,027	$(60,741)	$(257,422,961)	$(9,893)	$(5,969,225)
Issuance of common stock of majority-owned subsidiary	-	-	-	-	-	-	634,782	-	-	65,218	700,000
Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	365,400	365	-	-	1,046,329	-	-	-	1,046,694
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	315,100	-	-	-	315,100
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,140,108)	(21,494)	(1,161,602)
Other comprehensive income	-	-	-	-	-	-	-	52	-	-	52
Balance at March 31, 2025	956,985	957	13,471,623	13,471	420,279,879	420,280	253,086,238	(60,689)	(258,563,069)	33,831	(5,068,981)

Conversion of 2022 Notes to Series D-1 Preferred Stock	-	-	252,940	253	-	-	723,656	-	-	-	723,909
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	322,070	-	-	-	322,070
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,814,420)	(37,661)	(1,852,081)
Other comprehensive income	-	-	-	-	-	-	-	328	-	-	328
Balance at June 30, 2025	956,985	957	13,724,563	13,724	420,279,879	420,280	254,131,964	(60,361)	(260,377,489)	(3,830)	(5,874,755)
Conversion of 2024 Notes to Series D-1 Preferred Stock	-	-	251,075	251	-	-	718,314	-	-	-	718,565
Stock-based compensation:
Amortization of stock options	-	-	-	-	-	-	312,775	-	-	-	312,775
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,311,281)	(12,348)	(1,323,629)
Other comprehensive income	-	-	-	-	-	-	-	34	-	-	34
Balance at September 30, 2025	956,985	$957	13,975,638	$13,975	420,279,879	$420,280	$255,163,053	$(60,327)	$(261,688,770)	$(16,178)	$(6,167,010)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(3,563,375)	$(4,337,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	921,301	949,945
Non-cash operating lease expense	36,341	36,305
Depreciation	1,397	1,398
Changes in operating assets and liabilities
Prepaid expenses and other current assets	181,999	390,778
Accounts payable	(112,216)	71,225
Unearned grant revenue	-	(336,108)
Accrued interest	160,696	155,064
Other accrued expenses	834,114	648,909
Operating lease liability	(35,666)	(36,642)
Net Cash Used In Operating Activities	(1,575,409)	(2,456,438)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes payable	1,355,000	550,000
Proceeds from issuance of convertible notes payable - related parties	340,000	975,000
Proceeds from issuance of common stock of majority-owned subsidiary	75,000	700,000
Repayment of notes payable	(240,705)	(186,223)
Repayment of convertible note payable – related party	(25,000)	-
Net Cash Provided By Financing Activities	1,504,295	2,038,777

Effect of exchange rates on cash	556	414

Net Decrease In Cash	(70,558)	(417,247)
Cash, Beginning of Period	251,291	489,726
Cash, End of Period	$180,733	$72,479

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,222	$4,305
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of 2022 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$1,770,603
Conversion of 2024 Notes and related accrued interest to Series D-1 Preferred Stock	$-	$718,565
Conversion of 2025 Notes and related accrued interest to Series D-1 Preferred Stock	$1,647,666	$-
Conversion of accrued directors’ fees to Series D-1 Preferred Stock	$542,501	$-
Right-of-use asset obtained in exchange for operating lease liability	$-	$150,133
Purchase of insurance policies financed by short-term note payable	$(59,880)	$(71,904)
Prepaid software financed by note payable	$-	$(95,070)

See accompanying notes to condensed consolidated financial statements.

PROVECTUS BIOPHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Organization, Nature of Operations and Basis of Presentation

Provectus Biopharmaceuticals, Inc., a Delaware corporation (together with its subsidiaries, “Provectus” or “the Company”), is a clinical stage biotechnology company developing immunotherapy medicines for different diseases. Our drug product candidates are based on synthetic, small molecule rose bengal sodium (“RBS”), which is a member of a class of molecules called halogenated xanthenes (“HXs”).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2. Liquidity and Going Concern

To date, the Company has not generated any revenues from product sales or from commercial operations.

The Company’s cash was $180,733 and $251,291 at September 30, 2026 and December 31, 2025, respectively. The Company’s working capital deficit was $6,730,268 and $6,329,504 as of September 30, 2026 and December 31, 2025, respectively, net loss for the nine months ended September 30, 2026 and 2025 was $3,563,375 and $4,337,312, respectively, and cash used in operations was $1,575,409 and $2,456,438 for the nine months ended September 30, 2026 and 2025, respectively. The Company continues to incur significant operating losses. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to develop PV-10, PH-10, and/or any other HX-based drug products, and to raise additional capital.

The Company plans to access capital resources through possible public or private equity offerings and/or debt offerings, including the 2025 Financing (see Note 5), exchange offers, debt financings, corporate collaborations, or other means. In addition, the Company continues to explore opportunities to strategically monetize its clinical stage drug candidates, PV-10, PH-10, and PV-305 through potential co-development and licensing transactions, although there can be no assurance that the Company will be successful with such plans. The Company has historically been able to raise capital through equity and debt offerings, although there can be no assurance that it will continue to be successful in the future. If the Company is unable to raise sufficient capital, it will not be able to pay its obligations as they become due.

The primary business objective of management is to build the Company into a commercial-stage biotechnology company; however, there can be no assurance that management will be successful in implementing the Company’s business plan of developing, licensing, and/or commercializing our prescription drug candidates. Moreover, even if the Company is successful in improving its current cash flow position, management nonetheless plans to seek additional funds to meet the Company’s current and long-term requirements in 2026 and beyond. Management anticipates that these funds will otherwise come from the proceeds of private placement transactions, including the 2025 Financing, exercise of outstanding stock options, or public offerings of debt or equity securities. While management believes that there is a reasonable basis for its expectation that it will be able to raise additional funds, there can be no assurance that any additional financing will be completed in a timely manner. In addition, any such financing may result in significant dilution to stockholders.

As of September 30, 2026, cash requirements for our current liabilities include approximately $4,107,944 for accounts payable and other accrued expenses (including lease liabilities) and $60,568 for notes payable related to our financing of our commercial insurance policies and software license. Under an amendment to the 2021 Convertible Note Payable, the maturity date of the $140,439 aggregate principal and accrued interest balance was extended such that $25,000 is due in November 2026, and the remaining balance is payable in February 2027. Principal and interest in the aggregate amount of $2,796,514 owed in connection with 2025 Convertible Notes Payable automatically convert to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

The aforementioned factors indicate that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.

3. Significant Accounting Policies

Since the date the Company’s December 31, 2025 consolidated financial statements were issued in its 2025 Annual Report on March 25, 2026, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements include the consolidated results of Provectus, its wholly owned subsidiaries, and its majority-owned subsidiary, VisiRose, Inc. (“VisiRose”) (see Note 12). The interests of noncontrolling shareholders in VisiRose are presented as net loss attributable to noncontrolling interest in the condensed consolidated statements of operations and as noncontrolling interest in the condensed consolidated balance sheets. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates and assumptions include the recoverability and useful lives of long-lived assets, stock-based compensation, accrued liabilities, and the valuation allowance related to the Company’s deferred tax assets.

Cash Concentrations

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000, although the Company seeks to minimize this through treasury management. The Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future. As of December 31, 2025, the Company had $1,291 of cash balances in excess of FDIC insurance limits. As of September 30, 2026, the Company did not maintain cash balances in excess of FDIC insurance limits.

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

Basic and Diluted Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2026	2025
Options	50,803,344	53,873,102
Convertible preferred stock	150,442,815	140,713,365
2021 unsecured convertible notes and accrued interest	490,702	550,121
2024 unsecured convertible notes and accrued interest	-	2,061,612
2025 unsecured convertible notes and accrued interest	9,771,186	5,482,550
Total potentially dilutive shares	211,508,047	202,680,750

Segment

The Company has one operating and reporting segment (namely, clinical stage biotechnology), for the development of immunotherapy medicines. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. See Note 14.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

4. Other Accrued Expenses

The following table summarizes the other accrued expenses at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Accrued payroll and taxes	$3,034,476	$2,349,284
Accrued vacation	61,391	189,153
Accrued directors’ fees	77,500	387,500
Accrued other expenses	279,626	235,442
Total Other Accrued Expenses	$3,452,993	$3,161,379

5. Convertible Notes Payable

The following summarizes convertible notes payable activity during the nine months ended September 30, 2026 and 2025:

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2025	$-	$100,000	$353,000	$1,285,000	$500,000	$715,000	$-	$-	$853,000	$2,100,000
Notes issued	-	-	-	-	-	-	-	455,000	-	455,000
Principal converted	-	-	(153,000)	(815,000)	-	-	-	-	(153,000)	(815,000)
Balance as of March 31, 2025	-	100,000	200,000	470,000	500,000	715,000	-	455,000	700,000	1,740,000
Notes issued	-	-	-	-	-	-	150,000	390,000	150,000	390,000
Principal converted	-	-	(200,000)	(470,000)	-	-	-	-	(200,000)	(470,000)
Balance as of June 30, 2025	$-	100,000	-	-	500,000	715,000	150,000	845,000	650,000	1,660,000
Notes issued	-	-	-	-	-	-	400,000	130,000	400,000	130,000
Principal converted	-	-	-	-	-	(665,000)	-	-	-	(665,000)
Balance as of September 30, 2025	$-	$100,000	$-	$-	$500,000	$50,000	$550,000	$975,000	$1,050,000	$1,125,000

	2021 Financing		2022 Financing		2024 Financing		2025 Financing		Total
	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party	Non-Related Party	Related Party
Balance as of January 1, 2026	$-	$100,000	$-	$-	$-	$-	$870,000	$1,640,000	$870,000	$1,740,000
Notes issued	-	-	-	-	-	-	110,000	225,000	110,000	225,000
Principal converted	-	-	-	-	-	-	-	(455,000)	-	(455,000)
Balance as of March 31, 2026	-	100,000	-	-	-	-	980,000	1,410,000	980,000	1,510,000

Notes issued	-	-	-	-	-	-	1,245,000	115,000	1,245,000	115,000
Principal converted	-	-	-	-	-	-	(150,000)	(390,000)	(150,000)	(390,000)
Balance as of June 30, 2026	-	100,000	-	-	-	-	2,075,000	1,135,000	2,075,000	1,235,000
Principal converted	-	-	-	-	-	-	(300,000)	(230,000)	(300,000)	(230,000)
Repayment	-	(25,000)	-	-	-	-	-	-	-	(25,000)
Balance as of September 30, 2026	$-	$75,000	$-	$-	$-	$-	$1,775,000	$905,000	$1,775,000	$980,000

The 2021 Note and 2025 Notes are, together, the “Convertible Notes”. The embedded conversion options associated with the Convertible Notes do not require bifurcation and treatment as a derivative liability.

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

During the three months ended September 30, 2026, the Company did not receive any additional proceeds from the issuance of 2025 Notes. During the three months ended September 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $530,000, of which $300,000 was from non-related parties, $100,000 was from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding equity securities, and $130,000 was from an officer and director of the Company.

During the nine months ended September 30, 2026, the Company received 2025 Notes proceeds in the aggregate amount of $1,695,000, of which $1,355,000 was from non-related parties, $100,000 was from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding equity securities, and $240,000 was from an officer and director of the Company. During the nine months ended September 30, 2025, the Company received 2025 Notes proceeds in the aggregate amount of $1,525,000, of which $450,000 was from non-related parties, $100,000 was from a shareholder considered a related party due to beneficial ownership exceeding 10% of the Company’s outstanding equity securities, and $975,000 was from an officer and director of the Company.

As of September 30, 2026, principal and interest in the amount of $2,680,000 and $116,514, respectively, remains outstanding on the 2025 Notes.

See Note 15 for details on conversions of 2025 Notes subsequent to September 30, 2026.

2021 Financing

On September 20, 2022, the Board approved the closure of the 2021 Financing.

On September 28, 2026, the Company entered into a Fourth Amendment to the 2021 Note (the “Fourth Amendment”), extending the maturity date to February 8, 2027. Under the terms of the Fourth Amendment, the Company agreed to make principal payments of $25,000 on or before September 30, 2026 and an additional $25,000 on or before November 30, 2026. The remaining principal balance of $50,000, together with all accrued and unpaid interest, is due and payable no later than February 8, 2027. Interest continues to accrue on the outstanding principal balance in accordance with the terms of the 2021 Note. The Company made the first $25,000 principal payment on the 2021 Note on September 29, 2026 and is in compliance with the terms of the Fourth Amendment.

As of September 30, 2026, outstanding principal and accrued interest under the 2021 Note were $75,000 and $65,439, respectively.

For the three months ended September 30, 2026 and 2025, the Company recorded interest expense of $1,994 and $2,000, respectively, related to the 2021 Note. For the nine months ended September 30, 2026 and 2025, the Company recorded interest expense of $5,994 and $6,000, respectively, related to the 2021 Note.

Interest Expense on Convertible Notes Payable

During the three months and nine months ended September 30, 2026, the Company incurred an aggregate of $61,060 and $160,694, respectively, in interest expense on outstanding 2021 and 2025 Notes.

During the three months and nine months ended September 30, 2025, the Company incurred an aggregate of $46,937 and $155,065, respectively, in interest expense on outstanding 2021, 2022, 2024, and 2025 Notes.

As of September 30, 2026 and December 31, 2025, aggregate interest accrued on the Convertible Notes was $181,953 and $143,924, respectively.

6. Notes Payable

The Company obtained financing for its commercial insurance policies and software license. As of September 30, 2026 and December 31, 2025, the balance of the notes payable was $60,568 and $241,393, respectively. The note payable balance at December 31, 2025 consisted of $217,772 classified as a current liability and $23,621 classified as a non-current liability.

7. Related Party Transactions

Directors’ fees incurred during the three months ended September 30, 2026 and 2025, were $77,500 and $77,500, respectively. Directors’ fees incurred during the nine months ended September 30, 2026 and 2025, were $232,500 and $232,500, respectively. Accrued directors’ fees as of September 30, 2026 and December 31, 2025 were $77,500 and $387,500, respectively. See Note 9 for details of the conversion of accrued directors’ fees into Series D-1 Convertible Preferred Stock.

See Note 5 for details of other related party transactions.

8. Prepaid Expenses and Other Current Assets

The following table summarizes the prepaid expenses and other current assets at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Deferred tax asset	$1,596	$1,596
Prepaid insurance	76,442	186,111
Prepaid rent	8,106	8,106
Prepaid subscriptions	24,423	28,848
Prepaid other	66,048	20,524
Prepaid software	17,849	71,398
Total Prepaid Expenses and Other Current Assets	$194,464	$316,583

9. Stockholders’ Deficit

Preferred Stock

During the three months ended September 30, 2026, the Company issued 200,120 shares of Series D-1 Convertible Preferred Stock upon the conversion of $530,000 of principal and $42,731 of accrued interest outstanding on the 2025 Notes.

During the nine months ended September 30, 2026, the Company issued 575,714 shares of Series D-1 Convertible Preferred Stock upon the conversion of $1,525,000 of principal and $122,666 of accrued interest outstanding on the 2025 Notes.

During the three months ended September 30, 2026, the Company did not issue any shares of Series D-1 Convertible Preferred Stock for accrued directors’ fees.

During the nine months ended September 30, 2026, the Company issued 189,554 shares of Series D-1 Convertible Preferred Stock for accrued directors’ fees of $542,501 at a stock price of $2.862.

On January 30, 2026, the Company filed amendments with the State of Delaware extending the automatic conversion date of its Series D and Series D-1 Preferred Stock to December 31, 2028.

See Note 15 for details on issuances of Series D-1 Preferred Stock subsequent to September 30, 2026.

Stock Options

On April 1, 2025, the Company agreed to grant a consultant options for the purchase of 120,000 options per quarter, issued on the first day of each quarter, for a total of 480,000 option shares (the “Consultant Options”). The Consultant Options have a five-year term and an exercise price of $0.30 per share. The Consultant Options are fully vested on the date of grant.

The grant date value of the stock options was calculated using the Black Scholes valuation model with the following assumptions:

Risk free interest rate	3.86%
Expected term (years)	2.5
Expected volatility	90%
Expected dividends	0.00%

No stock options were exercised during the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

The following table summarizes stock option activities during the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Options outstanding at January 1, 2026	50,683,344	$0.2863	8.8
Granted	120,000	$0.3000	4.3
Options outstanding at September 30, 2026	50,803,344	$0.2863	8.1
Options exercisable at September 30, 2026	34,547,368	$0.2864	8.1

The following table summarizes information about outstanding and exercisable options at September 30, 2026:

Options Outstanding		Options Exercisable
	Outstanding	Weighted Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Options	In Years	Options

$0.2862	814,681	3.2	543,124
$0.2862	49,503,421	8.2	33,519,002
$0.2862	5,242	4.0	5,242
$0.3000	480,000	3.5	480,000
	50,803,344	8.0	34,547,368

During the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $309,306 and $312,775, respectively, in connection with the amortization of stock options, of which $13,638 and $13,638, respectively, is included in research and development expense and $295,668 and $299,137, respectively, is included in general and administrative expense.

During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $921,301 and $949,945, respectively, in connection with the amortization of stock options, of which $40,470 is included in research and development expense for both years and $880,831 and $909,475, respectively, is included in general and administrative expense.

As of September 30, 2026, there was $309,306 of unrecognized stock-based compensation related to the above stock options, which will be recognized over the weighted average remaining vesting period of 2 months.

10. Leases

Total operating lease expense for the three months ended September 30, 2026 was $13,992, of which $9,328 was included within research and development and $4,664 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the three months ended September 30, 2025 was $13,510, of which $9,007 was included within research and development and $4,503 was included within general and administrative expenses on the condensed consolidated statements of operations.

Total operating lease expense for the nine months ended September 30, 2026 was $42,209, of which $27,689 was included within research and development and $14,520 was included within general and administrative expenses on the condensed consolidated statements of operations. Total operating lease expense for the nine months ended September 30, 2025 was $38,404, of which $25,603 was included within research and development and $12,801 was included within general and administrative expenses on the condensed consolidated statements of operations.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$35,667	$36,642

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$150,133

Weighted Average Remaining Lease Term
Operating leases	1 year, 9 months	2 years, 9 months

Weighted Average Discount Rate
Operating leases	7.0%	7.0%

Future minimum payments under the Company’s non-cancellable lease obligations as of September 30, 2026 were as follows:

Years	Amount
Remainder of 2026	$13,510
2027	54,716
2028	27,695
Total lease payments	95,921
Less: amount representing imputed interest	(4,283)
Present value of lease liability	91,638
Less: current portion	(50,947)
Lease liability, non-current portion	$40,691

11. Grants

The Company recorded grant revenue of $0 during the three and nine months ended September 30, 2026, and $0 and $336,108 during the three and nine months ended September 30, 2025, respectively, in connection with a $2,500,000 grant from the State of Tennessee (the “Tennessee Grant”). The Tennessee Grant was provided as reimbursement of research and development expenses related to the development of animal health drug products. All grant revenue related to the Tennessee Grant was recognized as of June 30, 2025. No additional revenue will be recognized for expenses incurred in connection with the Tennessee Grant. As of September 30, 2026 and December 31, 2025, the Company did not have any unearned grant revenue liability on the accompanying condensed consolidated balance sheet.

12. License Transactions

VisiRose

During the three months ended September 30, 2026 and 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $0 and $0, respectively.

During the nine months ended September 30, 2026 and 2025, the Company’s majority-owned subsidiary, VisiRose, received investments totaling $75,000 and $700,000, respectively, in exchange for the issuance of 396 and 3,694 shares of VisiRose common stock, respectively. In accordance with the licensing agreement between the Company and the University of Miami, VisiRose also issued an additional 40 and 188 shares of common stock, respectively, during the nine months ended September 30, 2026 and 2025 to the University of Miami to maintain the University’s 5.0% ownership interest.

As of September 30, 2026, Provectus holds a majority ownership interest in its subsidiary, VisiRose, with an 88.9% stake, while the University of Miami retains a 5.0% ownership interest, and two additional investors together hold approximately 6.1%. In accordance with U.S. GAAP, the Company consolidates VisiRose’s financial results within its condensed consolidated financial statements.

During the three months ended September 30, 2026 and 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $7,434 and $12,348, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

During the nine months ended September 30, 2026 and 2025, the Company recorded a net loss attributable to VisiRose noncontrolling interest of $24,079 and $71,503, respectively, reflecting the noncontrolling interests’ proportionate share of the VisiRose losses.

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

The following table presents disaggregated financial information with respect to the Company’s clinical stage biotechnology segment for the three and nine months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Grant Revenue	$-	$-	$-	$336,108
Operating Expenses:
Research and development
Conference and conventions	153	-	1,566	-
Clinical trial and research expenses	98,901	213,780	369,241	1,197,570
Insurance	40,304	40,048	120,271	139,864
Payroll and taxes	75,712	69,388	138,890	225,341
Stock-based compensation	13,638	13,638	40,470	40,470
Rent and utilities	9,328	9,007	27,689	25,603
Travel and entertainment	2,284	-	6,657	-
Total research and development	240,320	345,861	704,784	1,628,848
General and administrative
Depreciation	465	466	1,397	1,398
Directors’ fees	77,500	77,500	232,500	232,500
Donations	-	-	-	50,000
Insurance	33,281	35,417	101,757	88,370
Legal fees	178,911	107,670	401,708	353,825
Other general and administrative expenses	30,667	86,440	95,265	126,186
Payroll and taxes	219,175	223,896	577,992	665,013
Professional fees	129,998	88,210	379,276	425,140
Rent and utilities	5,099	5,781	15,774	14,765
Stock-based compensation	295,668	299,137	880,831	909,475
Travel and entertainment	281	5,229	6,662	14,864
Total general and administrative	971,045	929,746	2,693,162	2,881,536
Total Operating Loss	(1,211,365)	(1,275,607)	(3,397,946)	(4,174,276)
Other Income (Expense):
Research and development credit	-	-	281	-
Interest expense	(62,345)	(48,022)	(165,710)	(163,036)
Net Loss	$(1,273,710)	$(1,323,629)	$(3,563,375)	$(4,337,312)

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

Series D-1 Preferred Stock

Subsequent to September 30, 2026, principal and interest in the aggregate amount of $480,897, owed in connection with 2025 Notes was converted into 168,031 shares of Series D-1 Preferred Stock at the conversion price of $2.862. Any fractional shares issuable pursuant to the formula were rounded up to the next whole share of Series D-1 Preferred Stock.

VisiRose

Subsequent to September 30, 2026, the Company’s majority-owned subsidiary, VisiRose, received two investments totaling $50,000 in exchange for the issuance of 264 shares of VisiRose common stock. In accordance with the licensing agreement, VisiRose also issued an additional 26 shares of common stock to the University of Miami to maintain the University’s 5% ownership interest.

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

The Company launched a clinical stage start-up biotechnology company named VisiRose, Inc. (“VisiRose”), a collaboration between the Company and UM to commercialize BPEI’s ocular research using PV-305.

Proof-of-Concept Programs

●	Oncology: Intratumoral PV-10 has undergone non-clinical monotherapy and combination therapy study for the treatment of relapsed and refractory pediatric solid tumor cancers at the University of Calgary’s Cumming School of Medicine in Calgary, Alberta, Canada (“UCal”). The Company believes that the UCal researchers have achieved monotherapy in vivo POC of intratumoral administration for pediatric solid tumor cancers.

●	Oral (“PO”) formulations of PV-10 have undergone non-clinical monotherapy study for high-risk and refractory adult solid tumor cancers at UCal. The Company believes that the UCal researchers and the Company have both achieved monotherapy in vivo POC of PO administration, that the Company has achieved monotherapy in vivo POC of PO administration in both prophylactic and therapeutic settings, and that the Company has achieved monotherapy in vivo POC of PO administration for adult solid tumors. Oral PV-10 is undergoing non-clinical monotherapy study for alveolar rhabdomyosarcoma at a pediatric research hospital.

●	Hematology: PO formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of refractory and relapsed pediatric and other blood cancers, including leukemias, at UCal. The Company believes that the UCal researchers have achieved in vivo POC of PO administration for blood cancers.

●	Wound Healing: The Company believes that monotherapy in vivo POC of topical administration of non-pharmaceutical grade rose bengal for the treatment of this indication has been shown by researchers at the University of Texas Medical Branch (“UTMB”) in Galveston, Texas, who are now collaborating with the Company to use our pharmaceutical-grade RBS.

Topical formulations of PV-10 have undergone non-clinical monotherapy study for the healing of full-thickness cutaneous wounds at UTMB.

●	Animal Health: PV-10 formulations have undergone non-clinical monotherapy study for the treatment of cutaneous canine cancers at the University of Tennessee’s College of Veterinary Medicine in Knoxville, Tennessee. The Company believes that it has achieved monotherapy POC of intratumoral administration for canine cancers.

Early Drug Discovery Programs

●	Immune vaccine adjuvant: Different formulations of PV-10 have undergone non-clinical study as a vaccine adjuvant to enhance T cell responses for anti-viral and anti-cancer vaccines.

●	Infectious Diseases: PO and intranasal (“IN”) formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of SARS-CoV-2 at UCal, another Canadian academic research center, the University of Tennessee Health Science Center (“UTHSC”) in Memphis, Tennessee, and a U.S. contract research organization. Different formulations of PV-10 have undergone non-clinical monotherapy and combination therapy study for the treatment of gram-positive and gram-negative bacterial infections (including multi-drug-resistant strains) and have undergone non-clinical monotherapy study for the treatment of oral bacterial infections at UTHSC. Different formulations of PV-10 have undergone non-clinical monotherapy study for the treatment of fungal infections at UTHSC.

●	Tissue Regeneration and Repair: Different formulations of PV-10 have undergone non-clinical monotherapy study for vertebrate development, wound healing, and tissue regrowth at the University of Nevada, Las Vegas in Las Vegas, Nevada.

●	Proprietary: Different formulations of PV-10 are undergoing non-clinical study for proprietary diseases at an academic medical center.

Computer Modeling Programs

●	Computer-based molecular docking of RBS has been done and is being done for amyotrophic lateral sclerosis and other disease targets.

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

Diagnostic Grade

Diagnostic grade rose bengal describes non-approved rose bengal that is used as an ingredient in historical or current ophthalmic solutions, strips, and devices, has been historically or is presently compounded by pharmacists for ophthalmic use, and has been or is used in other non-ophthalmic diagnostic tests such as the rose bengal test for human brucellosis.

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

Research and Development Expenses

A large component of our total operating expenses is the Company’s investment in research and development activities, including the clinical development of our product candidates. Research and development expenses represent costs incurred to conduct research and undertake clinical trials to develop our drug candidates. These expenses consist primarily of:

●	Costs of conducting clinical trials, including amounts paid to clinical centers, clinical research organizations, and consultants, among others;
●	Salaries and related expenses for personnel, including stock-based compensation expense;
●	Other outside service costs including cost of contract manufacturing;
●	The costs of supplies and reagents; and,
●	Occupancy, insurance, and depreciation charges.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and September 30, 2025

	For the Three Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change

Operating Expenses:
Research and development	$240,320	$345,861	$(105,541)	-30.5%
General and administrative	971,045	929,746	41,299	4.4%
Total Operating Expenses	1,211,365	1,275,607	(64,242)	-5.0%
Total Operating Loss	(1,211,365)	(1,275,607)	(64,242)	-5.0%
Other Income (Expense):
Interest expense	(62,345)	(48,022)	14,323	29.8%
Total Other Expense, Net	(62,345)	(48,022)	14,323	29.8%
Net Loss	(1,273,710)	(1,323,629)	(49,919)	-3.8%
Net Loss attributable to noncontrolling interest	(7,434)	(12,348)	(4,914)	-39.8%
Net Loss attributable to common stockholders	$(1,266,276)	$(1,311,281)	$(45,005)	-3.4%

Overview

The Company’s net loss decreased by $49,919 or 3.8% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily as the result of a decrease in operating expenses, described below.

Grant Revenue

The Company did not recognize any grant revenue during the three months ended September 30, 2026 or 2025, as all revenue under the Tennessee Grant was fully recognized by June 30, 2025.

Operating Expenses

Research and Development Expenses

The following table summarizes research and development expenses for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change

Research and development
Conference and conventions	$153	$-	$153	100.0%
Clinical trial and research expenses	98,901	213,780	(114,879)	-53.7%
Insurance	40,304	40,048	256	0.6%
Payroll and taxes	75,712	69,388	6,324	9.1%
Stock-based compensation	13,638	13,638	-	0.0%
Rent and utilities	9,328	9,007	321	3.6%
Travel and entertainment	2,284	-	2,284	100.0%
Total research and development	$240,320	$345,861	$(105,541)	-30.5%

Research and development expenses were $240,320 for the three months ended September 30, 2026, a decrease of $105,541, or 30.5%, compared to $345,861 for the same period in 2025. The decrease was primarily driven by lower clinical trial and research-related costs due to reduced activity levels during the period, including manufacturing and development activities associated with the drug candidate.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change

General and administrative
Depreciation	$465	$466	$(1)	-0.2%
Directors’ fees	77,500	77,500	-	0.0%
Insurance	33,281	35,417	(2,136)	-6.0%
Legal fees	178,911	107,670	71,241	66.2%
Other general and administrative expenses	30,667	86,440	(55,773)	-64.5%
Payroll and taxes	219,175	223,896	(4,721)	-2.1%
Professional fees	129,998	88,210	41,788	47.4%
Rent and utilities	5,099	5,781	(682)	-11.8%
Stock-based compensation	295,668	299,137	(3,469)	-1.2%
Travel and entertainment	281	5,229	(4,948)	-94.6%
Total general and administrative	$971,045	$929,746	$41,299	4.4%

General and administrative expenses were $971,045 for the three months ended September 30, 2026, an increase of $41,299, or 4.4%, compared to $929,746 for the same period in 2025. The increase was primarily attributable to higher professional fees related to timing of accounting services, and increased legal fees related to new patents and annuities recognized during the current period. These increases were partially offset by lower other general and administrative expenses due to reduction of late fees compared to the same period in 2025.

Other Income/(Expense)

Interest expense was $62,345 for the three months ended September 30, 2026, compared to $48,022 for the same period in 2025, representing an increase of $14,323, or 29.8%. The increase was primarily attributable to higher outstanding balances of convertible debt during the 2026 period.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025

	For the Nine Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change

Grant Revenue	$-	$336,108	$(336,108)	-100.0%
Operating Expenses:
Research and development	704,784	1,628,848	(924,064)	-56.7%
General and administrative	2,693,162	2,881,536	(188,374)	-6.5%
Total Operating Expenses	3,397,946	4,510,384	(1,112,438)	-24.7%
Total Operating Loss	(3,397,946)	(4,174,276)	(776,330)	-18.6%
Other Income (Expense):
Research and development credit	281	-	281	100.0%
Interest expense	(165,710)	(163,036)	2,674	1.6%
Total Other Expense, Net	(165,429)	(163,036)	2,393	1.5%
Net Loss	(3,563,375)	(4,337,312)	(773,937)	-17.8%
Net Loss attributable to noncontrolling interest	(24,079)	(71,503)	(47,424)	-66.3%
Net Loss attributable to common stockholders	$(3,539,296)	$(4,265,809)	$(726,513)	-17.0%

Overview

The Company’s net loss decreased by $773,937 or 17.8% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as the result of a decrease in operating expenses, described below.

Grant Revenue

Grant revenue recognized during the nine months ended September 30, 2026 was $0, compared to $336,108 for the same period in 2025, representing a decrease of $336,108, or 100.0%. The decrease was attributable to the completion and full recognition of grant revenue in 2025 under the awarded program.

Operating Expenses

Research and Development Expenses

The following table summarizes research and development expenses for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change

Research and development
Conference and conventions	$1,566	$-	$1,566	100.0%
Clinical trial and research expenses	369,241	1,197,570	(828,329)	-69.2%
Insurance	120,271	139,864	(19,593)	-14.0%
Payroll and taxes	138,890	225,341	(86,451)	-38.4%
Stock-based compensation	40,470	40,470	-	0.0%
Rent and utilities	27,689	25,603	2,086	8.1%
Travel and entertainment	6,657	-	6,657	100.0%
Total research and development	$704,784	$1,628,848	$(924,064)	-56.7%

Research and development expenses were $704,784 for the nine months ended September 30, 2026, a decrease of $924,064, or 56.7%, compared to $1,628,848 for the same period in 2025. The decrease was primarily driven by lower clinical trial and research-related costs due to reduced activity levels during the period, including manufacturing and development activities associated with the drug candidate. The decrease was also due to reversal of accrued vacation expense, lower-payroll-related expenses, and insurance costs.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended
	September 30,		Increase/
	2026	2025	(Decrease)	% Change
General and administrative
Depreciation	$1,397	$1,398	$(1)	-0.1%
Directors’ fees	232,500	232,500	-	0.0%
Donations	-	50,000	(50,000)	-100.0%
Insurance	101,757	88,370	13,387	15.1%
Legal fees	401,708	353,825	47,883	13.5%
Other general and administrative expenses	95,265	126,186	(30,921)	-24.5%
Payroll and taxes	577,992	665,013	(87,021)	-13.1%
Professional fees	379,276	425,140	(45,864)	-10.8%
Rent and utilities	15,774	14,765	1,009	6.8%
Stock-based compensation	880,831	909,475	(28,644)	-3.1%
Travel and entertainment	6,662	14,864	(8,202)	-55.2%
Total general and administrative	$2,693,162	$2,881,536	$(188,374)	-6.5%

General and administrative expenses were $2,693,162 for the nine months ended September 30, 2026, a decrease of $188,374, or 6.5%, compared to $2,881,536 for the same period in 2025. The decrease was primarily attributable to lower professional fees related to timing of accounting services, decreased payroll and taxes due to the reversal of accrued vacation expense, and lower stock-based compensation amortization expense recognized during the current period, as well as a one-time donation in 2025. These decreases were partially offset by higher insurance expenses and legal fees related to new patents and annuities compared to the same period in 2025.

Other Income/(Expense)

Other income was $281 for the nine months ended September 30, 2026, compared to $0 for the same period in 2025. The increase was due to a research and development tax credit refund received in Australia.

Interest expense was $165,710 for the nine months ended September 30, 2026, compared to $163,036 for the same period in 2025, representing an increase of $2,674, or 1.6%. The increase was primarily attributable to higher outstanding balances of convertible debt during the 2026 period.

Liquidity and Going Concern

The Company’s cash was $180,733 at September 30, 2026, compared to $251,291 at December 31, 2025. The Company’s working capital deficit was $6,730,268 and $6,329,504 as of September 30, 2026 and December 31, 2025, respectively. We have continuing net losses and negative cash flows from operating activities. In addition, we have an accumulated deficit of $266,393,108 as of September 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year after the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. The condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations.

As of September 30, 2026, cash requirements for our current liabilities include approximately $4,107,944 for accounts payable and other accrued expenses (including lease liabilities) and $60,568 for notes payable related to our financing of our commercial insurance policies and software license. Under an amendment to the 2021 Convertible Note Payable, the maturity date of the $140,439 aggregate principal and accrued interest balance was extended such that $25,000 is due in November 2026, and the remaining balance is due in February 2027. Principal and interest in the aggregate amount of $2,796,514 owed in connection with 2025 Convertible Notes Payable automatically convert to preferred stock at maturity and are only subject to repayment in the event of a change of control or event of default. The Company intends to meet its cash requirements from its current cash balance and from future financings.

Management’s plans include selling our equity securities and obtaining other financing, including the issuance of 2025 unsecured convertible notes, to fund our capital requirements and on-going operations; however, there can be no assurance that the Company will be successful in these efforts. Significant funds will be needed to continue and complete our ongoing and planned clinical trials.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Convertible Preferred Stock

During the three months ended September 30, 2026, the Company issued 200,120 shares of restricted Series D-1 Convertible Preferred Stock upon the conversion of $530,000 of principal and $42,731 accrued interest, outstanding on the Company’s convertible notes.

The Company believes that such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Section 302 Certification).

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 Certification).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVECTUS BIOPHARMACEUTICALS, INC.

November 10, 2026	By:	/s/ Dominic Rodrigues
Dominic Rodrigues
President (Principal Executive Officer)

	By:	/s/ Heather Raines
Heather Raines, CPA
Chief Financial Officer (Principal Financial Officer)

